Form 10-Q
period 1996-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1996-05-15
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q


(Mark One)


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996


                                      OR


[ ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934


                        Commission File Number 0-23972


                       AMERICAN MORTGAGE INVESTORS TRUST
                       ---------------------------------
     (Exact names of registrant as specified in its governing instrument)


             Massachusetts                                13-6972380
- ----------------------------------------   ------------------------------------
   (State or other jurisdiction of         (I.R.S. Employer Identification No.)
    incorporation or organization)


 625 Madison Avenue, New York, New York                                 10022
- ----------------------------------------                             ----------
(Address of principal executive offices)                             (Zip Code)



Registrant's telephone number, including area code (212) 421-5333



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]   No [ ]

                                     PART I

Item 1.  Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                                March 31,      December 31,
                                                                                  1996             1995
                                                                              -----------       -----------
Investments in loans (Note 2)                                                 $39,811,400       $39,497,133
Cash and cash equivalents                                                       5,671,973         6,242,945
Investment in REMIC and GNMA Certificates and FHA
   Insured Project Loan (Note 3)                                               18,672,306        19,327,518
Organization costs (net of accumulated amortization
   of $27,500 and $25,000, respectively)                                           22,500            25,000
Deferred costs                                                                     65,521            70,988
Accrued interest receivable                                                       393,422           354,026
                                                                              -----------       -----------
Total assets                                                                  $64,637,122       $65,517,610
- ------------                                                                  ===========       ===========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses                                      $    62,304       $    83,855
   Due to affiliates (Note 4)                                                     998,968           919,121
                                                                              -----------       -----------

Total liabilities                                                               1,061,272         1,002,976
                                                                              -----------       -----------
Commitments (Note 5)

Shareholders' equity:

   Shares of beneficial interest; $.10 par value; 12,500,000
     shares authorized; 3,953,657 and 3,934,423 shares issued
     and outstanding, respectively                                                395,366           393,443
   Treasury stock; $.10 par value; 112,771 and 93,539 shares, respectively        (11,277)           (9,354)
   Additional paid-in capital                                                  68,849,598        68,899,562
   Accumulated deficit                                                         (5,248,907)       (4,709,954)
   Net unrealized loss on marketable securities (Note 3)                         (408,930)          (59,063)
                                                                              -----------       -----------

Total shareholders' equity                                                     63,575,850        64,514,634
                                                                              -----------       -----------
Total liabilities and shareholders' equity                                    $64,637,122       $65,517,610
                                                                              ===========       ===========


See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                             Three Months Ended March 31,
                                                                             ----------------------------
                                                                                1996              1995
                                                                             ----------        ----------
Revenues:

   Interest income:

     Mortgage loans (Note 2)                                                 $  607,752        $  519,877
     REMIC and GNMA Certificates and FHA
       Insured Project Loan (Note 3)                                            362,164           461,981
     Temporary investments                                                       68,086           118,779
                                                                             ----------        ----------
     Total revenues                                                           1,038,002         1,100,637
                                                                             ----------        ----------
Expenses:

   General and administrative                                                    33,510            34,766
   General and administrative - related parties (Note 4)                        138,262           145,761
   Realized (gain) loss on sale of REMICs and GNMAs and FHA
     Insured Project Loan (Note 3)                                               (1,082)          444,978
   Amortization                                                                   2,500             2,500
                                                                             ----------        ----------
     Total expenses                                                             173,190           628,005
                                                                             ----------        ----------
     Net income                                                              $  864,812        $  472,632
                                                                             ==========        ==========
     Net income per weighted average share                                   $      .22        $      .12
                                                                             ==========        ==========

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

(Restubbed Table)

                            Shares of Beneficial Interest        Treasury Stock         Additional        Accumulated
                            -----------------------------    ---------------------
                              Shares         Amount             Share      Amount      Paid-in Capital      Deficit
                            ----------      ---------        ----------  ---------     ---------------    -----------
Balance at
   January 1, 1996           3,934,423       $393,443        (93,539)     $(9,354)      $68,899,562       $(4,709,954)

Net Income                           0              0              0            0                 0           864,812

Distributions                        0              0              0            0                 0        (1,403,765)

Purchase of
   Treasury Stock                    0              0        (19,232)      (1,923)         (363,485)                0

Issuance of shares of
   beneficial interest
   (Note 5)                     19,234          1,923              0            0           363,521                 0

Offering Costs                       0              0              0            0           (50,000)                0

Change in net unrealized
   gain (loss) on
   securities available
   for sale (Note 4)                 0              0              0            0                 0                 0
                             ---------       --------       --------     --------       -----------       -----------
Balance at
   March 31, 1996            3,953,657       $395,366       (112,771)    $(11,277)      $68,849,598       $(5,248,907)
                             =========       ========       ========     ========       ===========       ===========


                        Net Unrealized Loss
                          on Securities
                         Available for Sale           Total
                        --------------------       -----------
Balance at
   January 1, 1996           $ (59,063)            $64,514,634

Net Income                           0                 864,812

Distributions                        0              (1,403,765)

Purchase of
   Treasury Stock                    0                (365,408)

Issuance of shares of
   beneficial interest
   (Note 5)                          0                 365,444

Offering Costs                       0                 (50,000)

Change in net unrealized
   gain (loss) on
   securities available
   for sale (Note 4)          (349,867)               (349,867)
                             ----------            -----------
Balance at
   March 31, 1996            $(408,930)            $63,575,850
                             ==========            ===========

(End Restubbed Table)

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1996            1995
                                                                              ------------     -----------
Cash flows from operating activities:
   Net income                                                                  $  864,812      $  472,632
                                                                               ----------      ----------
   Adjustments to reconcile net income to net cash provided by operating activities
     Amortization expense - organization costs                                      2,500           2,500
     Amortization expense - loan premium and origination costs                    119,382         103,629
     Amortization of REMIC premium                                                  5,863           6,117
     Amortization or REMIC and GNMA and FHA
       Insured Project Loan discount                                              (12,514)        (14,270)
   (Gain) loss on sale of REMIC certificates                                         (398)        445,590
   (Gain) on sale of GNMAs                                                           (394)           (401)
   (Gain) on sale of FHA Insured Project Loan                                        (290)           (211)
   Changes in operating assets and liabilities:
   Increase in accrued interest receivable                                        (39,396)        (13,078)
   Increase in due to affiliates                                                   29,847               0
   Decrease in accounts payable and accrued expenses                              (21,551)        (40,847)
                                                                               ----------      ----------
     Total adjustments                                                             83,049         489,029
                                                                               ----------      ----------
   Net cash provided by operating activities                                      947,861         961,661
                                                                               ----------      ----------
Cash flows used in investing activities:

   Investments in loans                                                          (471,205)     (1,273,819)
   Principal repayments of loans                                                   43,035          39,923
   Proceeds from sale of REMIC Certificates                                             0       4,092,188
   Purchase of FHA Insured Project Loan                                                 0      (3,374,677)
   Principal repayment of GNMA                                                     23,113          21,278
   Principal repayments of REMIC                                                  279,194         249,573
   Principal repayments of FHA Insured Project Loan                                10,771           6,580
   Increase in deferred costs                                                         (12)            (17)
   Origination costs                                                                    0         (76,697)
                                                                               ----------      ----------
   Net cash used in investing activities                                         (115,104)       (315,668)
                                                                               ----------      ----------
Cash flows used in financing activities:

   Increase in due to affiliates                                                   50,000         222,863
   Distributions to shareholders                                               (1,403,765)     (1,400,818)
   Proceeds from issuance of shares of beneficial interest                        365,444         365,580
   Purchase of Treasury Stock                                                    (365,408)       (673,842)
   Increase in offering costs                                                     (50,000)         (2,815)
                                                                               ----------      ----------
   Net cash used in financing activities                                       (1,403,729)     (1,489,032)
                                                                               ----------      ----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)


                                                                              Three Months Ended March 31,
                                                                              ----------------------------
                                                                                  1996            1995
                                                                              -----------      -----------
Net decrease in cash and cash equivalents                                        (570,972)        (843,039)

Cash and cash equivalents at beginning of period                                6,242,945       12,285,691
                                                                              -----------      -----------
Cash and cash equivalents at end of period                                    $ 5,671,973      $11,442,652
                                                                              ===========      ===========


Supplemental schedule of non cash financial activities:

   Decrease in offering costs (value of shares issued to Advisor)             $         0      $     2,449
   Treasury Stock (return of shares issued to Advisor)                                  0           (2,449)
   Decrease in deferred costs                                                       5,479           53,160
   Increase in investments in loans                                                (5,479)         (14,811)
   Increase in investment in REMIC and GNMA Certificates and FHA
     Insured Project Loan                                                               0          (38,349)
                                                                              -----------      -----------

                                                                              $         0      $         0
                                                                              ===========      ===========



See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 1  -      General

               American Mortgage Investors Trust (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company is electing to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

               The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the current advisor to the Company (the "Advisor").

               On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of March 31, 1996, a total of 3,809,601 shares have been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994 95,575 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1996 112,599 shares were redeemed for an aggregate price of $2,135,812. Since 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering the proceeds available for future investment have been reduced by $319,987. In addition, during the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of March 31, 1996.

               The Company has invested principally in two types of mortgage investments ("Mortgage Investments"), new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and also Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of March 31, 1996, all of the total Net Proceeds available for investment had been invested in permanent Mortgage Investments. As of March 31, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

               The Company also invests in REMICs and in CMOs or participations therein that are backed by single family and/or multifamily mortgage loans insured by FHA or mortgage certificates guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac.

               Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

               Certain prior year amounts have been reclassified to conform with current year presentation.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)




NOTE 2  -     Investments in Loans

               The Company originally funded five Originated Mortgages (excluding GNMAs-see Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $38,693,923.

               Information relating to investments in Originated Mortgages (excluding GNMAs-see Note 3) and Additional Loans as of March 31, 1996 is as follows:

              Investments in loans, January 1, 1996                                               $39,497,133

              Additions:

                 Columbiana Originated Mortgage                                  8,683,000
                 Columbiana Originated Mortgage - unadvanced                      (911,334)
                                                                                ----------
                 Columbiana total advanced                                       7,771,666
                 Columbiana advanced in 1995 and 1994                           (7,552,100)
                                                                                ----------

                 Columbiana-advanced in 1996                                                          219,566
                 Columbiana - loan origination costs                                                    2,553
                                                                                                  -----------
                 Stonybrook Originated Mortgage                                  8,500,000
                 Stonybrook Originated Mortgage - unadvanced                    (7,638,152)
                                                                                -----------
                 Stonybrook total advanced                                         861,848
                 Stonybrook advanced in 1995                                      (610,209)
                                                                                -----------

                 Stonybrook-advanced in 1996                                                          251,639
                 Stonybrook - loan origination costs                                                    2,926
                                                                                                  -----------

                                                                                                   39,973,817
              Deductions:                                                                         -----------

                 Amortization of Additional Loans                                                     (93,229)
                 Amortization of loan origination costs                                               (26,153)
                 Collection of principal - Cove                                                       (11,346)
                                         - Oxford                                                     (15,601)
                                         - Town and Country                                           (16,088)
                                                                                                  ------------

                                                                                                     (162,417)
                                                                                                  ------------
              Investments in loans, March 31, 1996                                                $39,811,400
                                                                                                  ============


                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (unaudited)

NOTE 2 -       Investment in Loans

               Information relating to investments in Originated
Mortgages (Excluding GNMAs-see Note 3) and Additional Loans as of March 31, 1996 is as follows:

(Restubbed Table)


                                                                    Amounts Advanced
                                                   -------------------------------------------------
                                      Date of                                                Total                   Total Amounts
                                 Investment\Final    Equity       Bridge      Mortgage      Amounts       Amounts     Advanced &
Property           Description     Maturity Date     Loans        Loans        Loans        Advanced     Unadvanced   Unadvanced
- ----------------------------------------------------------------------------------------------------------------------------------

The Cove Apts.     308                Dec-93        $ 840,500     $84,210     $6,800,000   $7,724,710           $0      $7,724,710
Houston, TX        Apartment          Jan-29                        (D)
               (A) Units               (E)

Oxford on          405                Dec-93        1,156,000     115,790      9,350,000   10,621,790            0      10,621,790
Greenridge         Apartment          Jan-29                        (D)
Apts.              Units               (E)
Houston, TX
               (A)
Town &             330                Apr-94        1,039,000        NONE      9,348,000   10,387,000            0      10,387,000
Country IV         Apartment          May-29
Apts.              Units               (F)
Urbana, IL
               (B)
Columbia           204                Apr-94          563,000        NONE      7,771,666    8,334,666      911,334       9,246,000
Lakes Apt          Apartment          Nov-35
Columbia, SC       Units               (G)
               (C)
Stony Brook        125                Dec-95          763,909        NONE        861,848    1,625,757    7,638,152       9,263,909
Village II Apts.   Apartment          Jun-37
East Haven, CT     Units               (I)         ----------    --------    -----------  -----------   ----------     -----------

Total          (H)                                 $4,362,409    $200,000    $34,131,514  $38,693,923   $8,549,486     $47,243,409
                                                   ==========    ========    ===========  ===========   ==========     ===========

                                                                                           Interest Earned
                                      Loan                   Final Balance  Final Balance     by the
                  Outstanding     Origination   Accumulated    At March      At December      Company      Less 1996   Net Interest
                  Loan Balance       Costs      Amortization   31, 1996      31, 1995         for 1996   Amortization    Earned
                  ------------------------------------------------------------------------------------------------------------------
The Cove Apts.
Houston, TX
                   $7,548,974        $444,215     $231,958     $7,761,231    $7,797,927      $151,374      $25,350        $126,024

Oxford on
Greenridge
Apts.              10,380,152         610,814      319,010     10,671,956    10,722,421       222,663       34,864         187,799
Houston, TX

Town &
Country IV
Apts.              10,275,608         603,895      226,430     10,653,073    10,698,339       206,487       29,178         177,309
Urbana, IL

Columbia
Lakes Apt
Columbia, SC        8,334,666         526,961      106,814      8,754,813     8,546,769       116,458       14,075         102,383

Stony Brook
Village II Apts.
East Haven, CT      1,625,757         363,394       18,824      1,970,327     1,731,677        30,152       15,915          14,237
                  -----------      ----------     --------    -----------   -----------      --------     --------        --------

                  $38,165,157      $2,549,279     $903,036    $39,811,400   $39,497,133      $727,134     $119,382        $607,752
                  ===========      ==========     ========    ===========   ===========      ========     ========        ========

(A) The interest rates for the Cove and Oxford are 7.625%-9.129%. In addition to the interest rate during the permanent loan period the Company will be entitled to 30% of the cash flow remaining after payment of 9.129% interest and accrued interest, if any. Payments at the rate of 9.129% are guaranteed by the developer for three years after closing of the loans.

(B) The interest rates for Town and Country are 7.375%-9.167% during the permanent loan period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of the cash flow remaining after payment of 9.167% interest.

(C) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest.

(D)      Bridge loans were repaid in full on April 7, 1994.

(E) The Originated Mortgages have terms of 35 years, subject to mandatory prepayment at any time after 10 years and upon one years notice.

(F) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one years notice.

(G) The Originated Mortgage has a term of 40 years, subject to mandatory prepayment at any time after 10 years and upon one years notice.

(H) The interest rates for Stony Brook are 7.75%-9.128% during the permanent loan period and 8.625% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 40% of the cash flow remaining after payment of 9.128% interest.

(I) The Originated Mortgage has a term of 40 years, subject to mandatory prepayment at any time after 10 years and upon one years notice.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan

Originated Mortgages

              GNMA Certificates

              The Company used a portion of the Net Proceeds of its Offering to purchase three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates from unaffiliated third parties. The full amount of the purchase price of each of the GNMA Certificates was allocated as a permanent Originated Mortgage. The table set forth below outlines pertinent information relating to the GNMA Certificates.

Acquired Mortgages

              REMIC Certificates

              The Company used a portion of the Net Proceeds of its Offering to purchase six REMIC Certificates from unaffiliated third parties. Except as set forth in the notes to the table, each of the REMIC Certificates was purchased as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the REMIC Certificates.

              FHA Insured Project Loan

              The Company used a portion of the Net Proceeds of its Offering to purchase a FHA Insured Project Loan from unaffiliated third party. The full amount of the purchase price was allocated as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the FHA Insured Project Loan.

              Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of March 31, 1996:

 Investments in REMIC and GNMA Certificates and FHA Insured
   Project Loan - January 1, 1996                                   $19,327,518

 Additions:

   Amortization of Discount                                              12,514
   Gain on Sale of GNMAs                                                    394
   Gain on Sale of FHA Insured Project Loan                                 290
   Gain on sale of REMIC Certificates                                       398
                                                                    -----------
                                                                     19,341,114

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Deductions:
  Principal Repayments (Sales) of GNMA                                (23,113)
  Principal Repayments (Sales) of REMIC                              (279,194)
  Principal Repayments (Sales) of FHA Insured Project Loan            (10,771)
  Amortization of REMIC Premium                                        (5,863)
                                                                  -----------

                                                                     (318,941)
                                                                  -----------
Amortized Cost at March 31, 1996
 (including unrealized loss at December 31, 1995)                  19,022,173

Change in net unrealized loss on securities available for sale       (349,867)
                                                                  ------------

Fair value at March 31, 1996                                      $18,672,306
                                                                  ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

          Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of March 31, 1996 are as follows:

                                              Date                    Original
                                            Purchased                 Purchase                     Premium       Accumulated
                                              /Final     Stated        Price        Principal     (Discount)    Amortization
                            Certificate      Payment    Interest      Including       at Mar.       at Mar.        at Mar.
Seller                         Number        Date        Rate        Prem/(Disc)     31, 1996      31, 1996       31, 1996
- ------                      -----------     ---------   --------    ------------   ----------    ----------     ------------
GNMA Certificate
Bear Stearns                  0355540        7/27/94     7.125%      $2,407,102     $2,623,130    $(242,640)         $34,175
   Malone                                    3/15/29
   Mortgage                   0382486        7/28/94     8.500%       2,197,130      2,189,195       (8,209)           1,207
                                             8/15/29
Goldman Sachs                 0328502        7/29/94     8.250%       3,928,615      3,833,187       (3,591)             575
                                             7/15/29
REMIC Certificates
Bear Stearns                  1992-17G(1)    8/27/93     6.500%      10,160,938      5,100,000       82,078          (55,715)
                                             3/25/20
Bear Stearns                  G-024C(2)      10/26/93    4.850%       4,838,600              0            0                0
                                             Sold(3)
Meridan Capital
   Markets                    1292ZA(3)      10/25/94    5.750%       1,721,291        851,129       (8,777)           8,290
                                             6/15/97
Meridan Capital
   Markets                    1992-153A(3)   10/25/94    5.250%         258,357        129,274       (2,747)           2,594
                                             9/25/97
Meridan Capital
   Markets                    1580A(3)       10/27/94    6.500%         742,538        407,470       (2,801)           2,268
                                             9/15/98
Meridan Capital
   Markets                    1258C(3)       11/9/94     7.350%         269,658        125,543          471             (471)
                                             5/15/04
FHA Insured Loan Project
Donaldson,
   Lufkin &
   Jenrette                   092-11005      1/3/95      8.600%       3,374,679      3,442,064     (114,018)          22,804
                                             4/1/19                 -----------    -----------    ----------         -------
Total                                                               $29,898,908    $18,700,992    $(300,234)         $15,727
                                                                    ===========    ===========    ==========         =======

                                Loan                                                  Interest
                            Origination      Unrealized     Final         Final        Earned
                               Costs         Gain (Loss)   Balance       Balance       by the                          Net
                              at Mar.          at Mar.      at Mar.       at Dec.      Company      Less 1996        Interest
Seller                        31, 1996        31, 1996     31, 1996      31, 1995      for 1996    Amortization       Earned
- ------                      -----------      ----------   ----------    ----------    ---------    ------------      --------
GNMA Certificate
Bear Stearns                  $ 82,060        $37,260     $2,533,985    $2,628,912    $ 46,862         $(5,131)      $51,993
   Malone
   Mortgage                     74,903         (2,909)     2,254,187     2,268,623      46,540            (181)       46,721

Goldman Sachs                  133,930        (61,438)     3,902,663     3,966,233      79,169             (86)       79,255

REMIC Certificates
Bear Stearns       )           156,818       (357,697)     4,925,484     5,098,406      83,766           5,863        77,903

Bear Stearns                         0              0              0             0           0               0             0

Meridan Capital
   Markets                      58,680        (59,655)       849,667     1,013,800      13,012          (1,604)       14,616

Meridan Capital
   Markets                       8,808         (9,827)       128,102       151,388       1,850            (513)        2,363

Meridan Capital
   Markets                      25,314        (23,380)       408,871       470,090       7,434            (429)        7,863

Meridan Capital
   Markets                       9,192         (8,564)       126,171       158,324       2,798               0        02,798

FHA Insured Loan Project
Donaldson,
   Lufkin &
   Jenrette                    115,046         77,280      3,543,176     3,571,742      74,082          (4,570)       78,652
                              --------      ---------    -----------   -----------    --------         -------      --------
Total                         $664,751      $(408,930)   $18,672,306   $19,327,518    $355,513         $(6,651)     $362,164
                              ========      =========    ===========   ===========    ========         =======      ========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)


NOTE 3  -     Investment in REMIC and GNMA Certificates and FHA Insured Project
              Loan (continued)


(1) On October 15, 1993 the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On November 4, 1993 and February 1, 1994, the Company sold $200,000 and $200,000 respectively, of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. Also on March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472.

              The REMIC Certificate represents a beneficial ownership interest in Fannie Mae REMIC Trust 1992-17. The assets of the trust consist primarily of interests in a separate trust which holds Fannie Mae Guaranteed Pass-Through Certificates (the "MBS Certificates"), each of which represents a beneficial interest in a pool of first lien, fixed-rate residential mortgage loans (the "Mortgage Loans").

              The Company is entitled to monthly interest payments on the outstanding principal amount of the REMIC Certificate. As of March 31, 1996 the yield on the REMIC Certificate was 6.397%.

              The amount and timing of principal received on the REMIC Certificate will depend on the rate of payment (including prepayments) on the principal of the Mortgage Loans underlying the MBS Certificates which vary as interest rates fluctuate in the marketplace. Therefore, the amount of principal received each month may increase or decrease. Although the specific levels of interest and principal on the REMIC Certificate are not guaranteed by Fannie Mae, the MBS Certificates underlying the REMIC Certificate are guaranteed by Fannie Mae.

(2) Represents an FHLMC Mortgage Participation Certificate. On May 4, 1994 the Company allocated $2,419,300 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based upon such allocation, compensation was paid to the Advisor. On May 5, 1994 the Company sold $1,000,000 of the permanent portion of the Mortgage Participation Certificate and on October 11, 1994 the Company sold the remaining balance of the temporary and permanent portions of the Mortgage Participation Certificate which totaled $3,838,600. Pursuant to the Advisor's Reimbursement Undertaking, the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the permanent investment portion of the certificate which was sold. A loss of $297,836 was recorded on these sales in 1994.

(3) Purchased as a permanent investment using a portion of the proceeds from the sale of FHLMC REMIC Certificate #G-024C. See (2) above.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 3  -     Investment in REMIC and GNMA Certificates and FHA Insured Project
              Loan (continued)

              The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at March 31, 1996 and December 31, 1995 are as follows:


                                   Unrealized                                     Unrealized
                    Amortized         Gain           Fair          Amortized         Gain           Fair
                     Cost at       (Loss) at       Value at          Cost         (Loss) at       Value at
                    March 31,       March 31,      March 31,        December       December       December
Security              1996            1996           1996           31, 1995       31, 1995       31, 1995
- --------           -----------     ----------    ------------     -------------   ----------     -----------
FHA Insured
  Project Loan     $ 3,465,896     $  77,280     $ 3,543,176      $ 3,471,806     $  99,936      $ 3,571,742
Fannie Mae
  REMICs             5,421,110      (367,524)      5,053,586        5,450,047      (200,253)       5,249,794
Federal
  Home Loan
  REMICs             1,476,308       (91,599)      1,384,709        1,729,483       (87,269)       1,642,214
Ginnie Mae
  Certificates       8,717,922       (27,087)      8,690,835        8,735,245       128,523        8,863,768
                   -----------     ----------    -----------      -----------     ---------      -----------

                   $19,081,236     $(408,930)    $18,672,306      $19,386,581     $ (59,063)     $19,327,518
                   ===========     ==========    ===========      ===========     =========      ===========

              The change in the unrealized loss for the three months ended March 31, 1996 and the year ended December 31, 1995 were as follows:

              Unrealized loss at December 31, 1994           $(2,631,197)
              Sale of securities during the year
                ended December 31, 1995 included in
                unrealized loss at December 31, 1994             887,415
              Unrealized gain on securities purchased
                during the year ended
                December 31, 1995                                 99,936
              Unrealized gain on securities held
                at December 31, 1995 and
                December 31, 1994                              1,584,783
                                                              ----------

              Unrealized loss at December 31, 1995               (59,063)
              Sale of securities during the three months
                ended March 31, 1996 included in
                unrealized gain at December 31, 1995              13,923
              Unrealized loss on securities held
                at March 31, 1996                               (363,790)
                                                             -----------

              Unrealized loss at March 31, 1996              $  (408,930)
                                                             ===========

              For the three months ended March 31, 1996, gains of $1,082 on principal repayments of REMICs, GNMAs and FHA Insured Project Loan were realized.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE 4  -     Related Party Transactions

              The Company has entered into an agreement with Related AMI Associates, Inc. to act as the advisor to the Company. In accordance with the Agreement, the Advisor will receive compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated on a percentage of total assets invested by the Company which totaled approximately $88,000 and $79,000 for the three months ended March 31, 1996 and 1995, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of March 31, 1996 shares held by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated on a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $669,000 at March 31, 1996 and $2,545,000 and $664,000 at December 31, 1995); and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended March 31, 1996 and 1995 were approximately 50,000 and $67,000, respectively.

              The Company paid the Advisor a non-accountable allowance ("Expense Allowance") equal to 2.5% of the Gross Proceeds of the Offering. The Advisor has agreed to be responsible for all expenses of the Offering, except for the payment of the Expense Allowance, and certain selling commissions (not to exceed 6.0% of gross proceeds) and due diligence expense allowance (not to exceed 0.5% of gross proceeds) on certain sales of shares.

              The Company paid commissions of up to 6% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Advisor. The Dealer Manager received commissions of 6% of the aggregate purchase price of shares sold through the Reinvestment Plan during the Offering. Through March 31, 1996, the Company has paid $4,943,069 of commissions and due diligence to broker-dealers (including $98,655 to the Dealer Manager).

              In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of March 31, 1996 and December 31, 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of March 31, 1996 and December 31, 1995; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (Unaudited)

NOTE  5 - Subsequent Events

          On May 15, 1996, a distribution of $1,355,976 and $17,272 will be paid to the Investors and the Advisor, respectively, representing the 1996 first quarter distribution. The distribution will be funded from cash collections of debt service payments and interest income through approximately the distribution date, May 15, 1996.

          Pursuant to the Redemption Plan, it is anticipated that in May 1996, the Company will redeem 18,842 shares for an aggregate price of $357,998 ($19 per unit).

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

          The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the Advisor to the Company. As of November 30, 1994, the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After the effective date, 95,575 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1996, the Company redeemed 112,599 shares for an aggregate price of $2,135,812. Since 16,931 shares were redeemed from proceeds from the reinvestment plan before the termination of the Offering the proceeds available for future investment have been reduced by $319,987. During the Offering, the Advisor had received 38,481 shares, pursuant to the terms of the Offering and Reinvestment Plan in addition to the 10,000 shares purchased by the Advisor. As a result of the shares being redeemed the Advisor was required to return 172 shares as of March 31, 1996.

          During the three months ended March 31, 1996, cash and cash equivalents decreased approximately $571,000 primarily due to distributions to shareholders ($1,404,000) an increase to investments in loans ($471,000), net of principal repayments of loans, GNMAs, REMICs and FHA Insured Project Loan ($356,000) and cash provided by operating activities ($948,000). Included in the adjustments to reconcile the net income to cash flow from operations is net amortization in the amount of $115,000.

          The Company has utilized the Net proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of March 31, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages. As of March 31, 1996, all of Net Proceeds available for investment had been invested in permanent Mortgage Investments.

          As of March 31, 1996, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $34,131,514 and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409 in connection with the permanent financing provided on four Developments.

          In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,838,600, of which an aggregate of $9,738,600 were sold during 1993, 1994 and 1995. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,790,154 and (ii) three FHLMC REMIC Certificates and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,490,401. Unrealized losses on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $408,930 at March 31, 1996. This represents an increase of $349,867 from December 31, 1995 of which $13,923 is attributable to the sale of securities and $335,944 resulting from a decrease in market prices for the investments held at March 31, 1996. As of May 7, 1996, the unrealized loss was approximately $667,000.

          The yield on the REMIC and GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages in the asset pool. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the REMIC and GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the REMICs and GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Due to the complexity of the REMIC structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the REMIC and GNMA Certificates upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

          The Company intends to continue to invest the Net Proceeds (including the portion of reinvested dividends not used for the Redemption Plan) in Mortgage Investments. Until the Company invests in permanent Mortgage Investments, the Net Proceeds will be invested in temporary investments. The Company does not intend to retain a significant amount of the Net Proceeds as reserves. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

          Initially, liquidity was based upon the proceeds raised from the Offering. Subsequent to the offering period, which terminated as of November 30, 1994, the Company's liquidity is based primarily on interest received from permanent Mortgage Investments and interest on unadvanced amounts from Originated Mortgages. In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must distribute at least 95% of its taxable income.

          For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates and FHA Insured Project Loan see Notes 2 and 3 of Notes to Financial Statements.

Results of Operations

          Results of operations for the three months ended March 31, 1996 and 1995, primarily consists of interest income from Originated Mortgages, REMIC Certificates, FHA Insured Project Loan and temporary investments less administrative and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis there was no excess for the three months ended March 31, 1996 and 1995.

          Effective January 1, 1995, the Company has adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans's effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

          SFAS No. 114 made certain changes to existing accounting principles applicable to in-substance foreclosures and restructured loans. SFAS No. 114 substantially narrows the definition of an in-substance foreclosure to situations in which the lender has physical possession of the collateral. The impaired loan measurement provisions of SFAS No. 114 apply to restructured loans involving a modification of terms, which may result in losses not recognized under existing accounting principles.

          SFAS No. 114 was recently amended by SFAS No. 118 which allows for existing income recognition practices to continue. The implementation of SFAS Nos. 114 and 118 does not have a material impact on the financial statements.

          Results of operations for the three months ended March 31, 1996 and 1995 consist primarily of interest income of $607,752 and 519,877 earned on Originated Mortgages (excluding GNMAs), respectively, $362,164 and $461,981 earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan, respectively, and $68,086 and $118,779 earned from temporary investments, respectively.

          The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately

$88,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is due to the addition of the Stony Brook Originated Mortgage in December 1995 and additional advances on the Columbiana Originated Mortgage since March 31, 1995.

          The decrease in interest income from REMIC and GNMA Certificates and FHA Insured Project Loan of approximately $100,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily due to the sale of a portion of one of the REMICs in March 1995.

          The decrease in interest income from temporary investments of approximately $51,000 for the three months ended March 31, 1996 compared to the three months ended March 31, 1995 is primarily due to a decrease in uninvested proceeds earning interest in 1996.

          The decrease in the realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan of approximately $446,000 for the three months ended March 31, 1996 as compared to the three months ended March 31, 1995 is primarily due to the sale of a portion of a REMIC in March 1995. The realized loss on this sale was $447,472.

Distribution Policy

          The Company has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it has disposed of, and may be required to continue to dispose of a portion of the CMOs and REMICs during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Company will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments.

          In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of March 31, 1996 and December 31, 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of March 31, 1996 and December 31, 1995; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the three months ended March 31, 1996, no investments were sold in order to support the distribution policy.

          Of the total distributions of $1,403,765 and $1,400,818 made for the three months ended March 31, 1996 and 1995, $538,953 ($.14 per share or 38%) and $928,186 ($.24 per share or 66%) represents a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $5,240,316 ($1.33 per share or 43%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of March 31, 1996, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

          Management expects that cash flow from operations combined with the balance of the disposition proceeds above will be sufficient to fund the Company's operating expenses and continue to make distributions at the current level in the future.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings -- None

Item 2.       Changes in Securities -- None

Item 3.       Defaults Upon Senior Securities -- None

Item 4.       Submission of Matters to a Vote of Security Holders -- None

Item 5.       Other Information -- None

Item 6.       Exhibits and Reports on Form 8-K

              (a)     Exhibits

              3,4 Amended and Restated Declaration of Trust, dated as of March 29, 1993, as amended as of July 1, 1993 as previously filed as an Exhibit to Post-Effective Amendment No. 1 dated November 9, 1993.

                      Amendment No. 2 to Amended and Restated Declaration of Trust, dated as of April 5, 1994 as previously filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

              10(a) Escrow Agreement, dated as of April 16, 1993 and amended as of August 25, 1993 as previously filed as an Exhibit to Post-Effective Amendment No. 1 dated November 9, 1993.

              10(b) Advisory Services Agreement, dated as of March 29, 1993, as amended as of October 26, 1993 as previously filed as an Exhibit to Post-Effective Amendment No. 1 dated November 9, 1993.

                      Amendment to Advisory Services Agreement, dated as of December 31, 1993 as previously filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993. Third Amendment to Advisory Services Agreement, dated as of March 29, 1994 as previously filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

              10(c) TRI Capital Corporation Mortgage Note in the principal amount of $9,350,000 dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(d) Equity Loan Note in the principal amount of $1,156,000 dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(e) Bridge Loan Note in the principal amount of $115,790, dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(f) Subordinated Promissory Note by Oxford Apartments, L.C., dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(g)   Limited Operating Guaranty between Al L. Bradley, Jr., Tim
                      L. Myers, Allied Realty Services, Ltd. and American Mortgage Investors Trust, dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

Item 6.       Exhibits and Reports on Form 8-K (continued)

              10(h) TRI Capital Corporation Mortgage Note in the principal amount of $6,800,000, dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(i) Equity Loan Note in the principal amount of $840,500, dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(j) Bridge Loan Note in the principal amount of $84,210, dated December 16, 1993 as previously filed as an Exhibit to Current Report of Form 8-K dated December 1, 1993.

              10(k) Subordinated Promissory Note by Cove Apartments, L.C., dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(l)   Limited Operating Guaranty between Al L. Bradley, Jr., Tim
                      L. Myers, Allied Realty Services, Ltd. and American Mortgage Investors Trust, dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

              10(m) Cambridge Realty Capital LTD Mortgage Note in the principal amount of $9,348,000, dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 21, 1994.

              10(n) Equity Loan Note in the principal amount of $1,039,000, dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 21, 1994.

              10(o) Subordinated Promissory Note by Town and Country IV Apartments, L.C., dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 21, 1994.

              10(p) Limited Operating Guaranty between Leonard E. Wineburgh, Arnold H. Dwinn and the Company, dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 21, 1994.

              10(q) American Capital Resource, Inc. Mortgage Note in the principal amount of $8,683,000 dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 28, 1994.

              10(r) Equity Loan Note in the principal amount of $563,000 dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 28, 1994.

              10(s) Subordinated Promissory Note by Columbiana Lakes Apartments, L.C., dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 28, 1994.

              10(t) Limited Operating Guaranty between Anderson G. Wise, Ronald P. Curry and the Company, dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 28, 1994.

              10(u) Rockport Mortgage Corporation Mortgage Note is the principal amount of $8,500,000 dated December 15, 1995, as previously filed as an Exhibit to Current Report on Form 8-K dated December 15, 1995.

Item 6.       Exhibits and Reports on Form 8-K (continued)

              10(v) Equity Loan Note in the principal amount of $1,039,000 dated December 15, 1995, as previously filed as an Exhibit to Current report on Form 8-K dated December 15, 1995.

              10(w) Subordinated Promissory Note by SCI-ROEV East Haven Land Limited Partnership, dated December 15, 1995, as previously filed as an Exhibit to Current Report on Form 8-K dated December 15, 1995.

              10(x) Limited Operating Guaranty between SCI Real Estate Development, Ltd., and Euro General East haven, Inc., and the Company dated December 15, 1995, as previously filed as an Exhibit to Current Report in Form 8-K dated December 15, 1995.

              27      Financial Data Schedule (filed herewith).

              (b) No reports on Form 8-K were filed during the quarterly period ended March 31, 1996.

                                   SIGNATURES



              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        AMERICAN MORTGAGE INVESTORS TRUST


Date: May 14, 1996                     By: /s/ Alan Hirmes
                                       -------------------
                                       Alan Hirmes
                                       Senior Vice President and
                                       Chief Financial Officer


Date: May 14, 1996                     By: /s/ Lawrence J. Lipton
                                       --------------------------
                                       Lawrence J. Lipton
                                       Treasurer and
                                       Chief Accounting Officer

                                      -23