Form 10-Q
period 1996-06-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1996-08-14
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
- - ---  ACT OF 1934


For the quarterly period ended June 30, 1996


                                       OR


     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- - ---  EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                        AMERICAN MORTGAGE INVESTORS TRUST
      --------------------------------------------------------------------
      (Exact names of registrant as specified in its governing instrument)

                        Massachusetts                                                13-6972380
- - -------------------------------------------------------------           -----------------------------------
(State or other jurisdiction of incorporation or organization)          (I.R.S. Employer Identification No.)


             625 Madison Avenue, New York, New York                                     10022
- - -------------------------------------------------------------                        -----------
            (Address of principal executive offices)                                 (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                              ---    ---

                                     PART I

Item 1.  Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 BALANCE SHEETS
                                   (Unaudited)


                                     ASSETS

                                                                                June 30,        December 31,
                                                                                  1996              1995
                                                                              -----------       -----------
Investments in loans (Note 2)                                                 $41,142,923       $39,497,133
Cash and cash equivalents                                                       4,326,394         6,242,945
Investment in REMIC and GNMA Certificates and FHA
   Insured Project Loan (Note 3)                                               18,073,591        19,327,518
Organization costs (net of accumulated amortization
   of $30,000 and $25,000, respectively)                                           20,000            25,000
Deferred costs                                                                     48,341            70,988
Accrued interest receivable                                                       546,423           354,026
                                                                              -----------       -----------
     Total assets                                                             $64,157,672       $65,517,610
                                                                              ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses                                      $   102,808       $    83,855
   Due to affiliates (Note 4)                                                   1,152,045           919,121
                                                                              -----------       -----------
Total liabilities                                                               1,254,853         1,002,976
                                                                              -----------       -----------

Commitments (Note 5)

Shareholders' equity:

   Shares of beneficial interest; $.10 par value; 12,500,000
     shares authorized;  3,972,560 and 3,934,423 shares issued
     and outstanding, respectively                                                397,257           393,443
   Treasury stock; $.10 par value; 131,675 and 93,539 shares, respectively        (13,168)           (9,354)
   Additional paid-in capital                                                  68,849,577        68,899,562
   Accumulated deficit                                                         (5,651,210)       (4,709,954)
   Net unrealized loss on marketable securities (Note 3)                         (679,637)          (59,063)
                                                                              -----------       -----------
Total shareholders' equity                                                     62,902,819        64,514,634
                                                                              -----------       -----------
Total liabilities and shareholders' equity                                    $64,157,672       $65,517,610
                                                                              ===========       ===========


See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                  Three Months Ended             Six Months Ended
                                                      June 30,                       June 30,
                                            --------------------------    ---------------------------
                                                1996           1995           1996           1995
                                            -----------     ----------    -----------    ------------
Revenues:

   Interest income:

     Mortgage loans (Note 2)                $   787,882    $   555,877    $ 1,395,634    $ 1,075,754
     REMIC and GNMA Certificates
       and FHA Insured Project Loan
       (Note 3)                                 353,174        379,957        715,338        841,938
     Temporary investments                       57,167        157,008        125,253        275,787
                                            -----------    -----------    -----------    -----------
     Total revenues                           1,198,223      1,092,842      2,236,225      2,193,479
                                            -----------    -----------    -----------    -----------

Expenses:
   General and administrative                    74,308         85,699        107,818        120,465
   General and administrative -
     related parties (Note 4)                   151,211        113,570        289,473        259,331
   Realized (gain) loss on sale of REMICs
     and GNMAs and FHA Insured
     Project Loan (Note 3)                         (740)        (2,278)        (1,822)       442,700
   Amortization                                   2,500          2,500          5,000          5,000
                                            -----------    -----------    -----------    -----------
     Total expenses                             227,279        199,491        400,469        827,496
                                            -----------    -----------    -----------    -----------
     Net income                             $   970,944    $   893,351    $ 1,835,756    $ 1,365,983
                                            ===========    ===========    ===========    ===========
     Net income per weighted
       average share                        $       .24    $       .23    $       .46    $       .35
                                            ===========    ===========    ===========    ===========

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (unaudited)

                                                                                                            Net
                                                                                                         Unrealized
                                 Shares of                                                                Loss on
                            Beneficial Interest       Treasury Stock                                     Securities
                           --------------------     ------------------     Additional      Accumulated   Available
                             Shares     Amount      Shares      Amount   Paid-in Capital     Deficit      for Sale       Total
                           ---------   --------    --------    -------   ---------------  ------------  ------------  -----------
Balance at
  January 1, 1996           3,934,423   $393,443   (93,539)    $(9,354)    $68,899,562    $(4,709,954)    $(59,063)   $64,514,634

Net Income                         0          0          0           0               0      1,835,756            0      1,835,756

Distributions                      0          0          0           0               0     (2,777,012)           0     (2,777,012)

Purchase of
  Treasury Stock                   0          0    (38,136)     (3,814)       (720,770)             0            0       (724,584)

Issuance of shares of
  beneficial interest
  (Note 5)                    38,137      3,814          0           0         720,785              0            0        724,599

Offering Costs                     0          0          0           0         (50,000)             0            0        (50,000)

Change in net unrealized
  gain (loss) on
  securities available
  for sale (Note 3)                0          0          0           0               0              0     (620,574)      (620,574)
                           ---------   --------   --------    --------     -----------    -----------    ---------    -----------
Balance at
  June 30, 1996            3,972,560   $397,257   (131,675)   $(13,168)    $68,849,577    $(5,651,210)   $(679,637)   $62,902,819
                           =========   ========   ========    ========     ===========    ===========    =========    ===========

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                                  Six Months Ended June 30,
                                                                               ------------------------------
                                                                                   1996               1995
                                                                               -----------        -----------
Cash flows from operating activities:

   Net income                                                                  $ 1,835,756        $ 1,365,983
                                                                               -----------        -----------
Adjustments to reconcile net income to net cash provided by
   operating activities
     Amortization expense - organization costs                                       5,000              5,000
     Amortization expense - loan premium and origination costs                     238,729            207,226
     Amortization of REMIC premium                                                  11,725             12,213
     Amortization of REMIC and GNMA and FHA
       Insured Project Loan discount                                               (23,493)           (28,122)
     (Gain) Loss on sale of REMIC certificates                                        (466)           444,024
     (Gain) on sale of GNMAs                                                          (784)              (802)
     (Gain) on sale of FHA Insured Project Loan                                       (572)              (522)
Changes in operating assets and liabilities:
   Increase in accrued interest receivable                                        (192,397)           (34,928)
   Increase in due to affiliates                                                   182,924                  0
   Increase (decrease) in accounts payable and accrued expenses                     18,953            (52,654)
                                                                               -----------        -----------
     Total adjustments                                                             239,619            551,435
                                                                               -----------        -----------
   Net cash provided by operating activities                                     2,075,375          1,917,418
                                                                               -----------        -----------
Cash flows used in investing activities:

   Investments in loans                                                         (1,948,746)        (2,612,339)
   Principal repayments of loans                                                    86,886             80,601
   Proceeds from sale of REMIC Certificates                                              0          4,092,188
   Purchase of FHA Insured Project Loan                                                  0         (3,374,677)
   Principal repayment of GNMA                                                      46,709             43,000
   Principal repayments of REMIC                                                   578,442            505,162
   Principal repayments of FHA Insured Project Loan                                 21,791             16,640
   (Increase)decrease in deferred costs                                                (11)             4,962
   Origination costs                                                                     0            (76,697)
                                                                               -----------        -----------
   Net cash used in investing activities                                        (1,214,929)        (1,321,160)
                                                                               -----------        -----------
Cash flows used in financing activities:

   Increase in due to affiliates                                                    50,000            301,475
   Distributions to shareholders                                                (2,777,012)        (2,774,287)
   Proceeds from issuance of shares of beneficial interest                         724,599            727,358
   Purchase of Treasury Stock                                                     (724,584)        (1,047,301)
   Increase in offering costs                                                      (50,000)            (2,815)
                                                                               -----------        -----------
   Net cash used in financing activities                                        (2,776,997)        (2,795,570)
                                                                               -----------        -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)


                                                                                  Six Months Ended June 30,
                                                                               ------------------------------
                                                                                   1996               1995
                                                                               -----------        -----------
Net decrease in cash and cash equivalents                                       (1,916,551)        (2,199,312)

Cash and cash equivalents at beginning of period                                 6,242,945         12,285,691
                                                                               -----------        -----------
Cash and cash equivalents at end of period                                     $ 4,326,394        $10,086,379
                                                                               ===========        ===========

Supplemental schedule of non cash financial activities:

   Decrease in offering costs (value of shares issued to Advisor)              $         0        $     2,538
   Treasury Stock (return of shares issued to Advisor)                                   0             (2,538)
   Decrease in deferred costs                                                       22,659             68,725
   Increase in investments in loans                                                (22,659)           (30,376)
   Increase in investment in REMIC and GNMA Certificates and FHA
     Insured Project Loan                                                                0            (38,349)
                                                                               -----------        -----------
                                                                               $         0        $         0
                                                                               ===========        ===========


See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

               On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of June 30, 1996, a total of 3,809,601 shares have been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 114,478 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1996 131,503 shares were redeemed for an aggregate price of $2,494,988. Since 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering the proceeds available for future investment have been reduced by $319,987. In addition, during the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of June 30, 1996.

               The Company has invested principally in two types of mortgage investments ("Mortgage Investments"), new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and also Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of June 30, 1996, all of the total Net Proceeds available for investment had been invested in permanent Mortgage Investments. As of June 30, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 1  -     General (continued)

               The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1996 and the results of operations for the three and six months ended June 30, 1996 and 1995 and its cash flows for the six months ended June 30, 1996 and 1995. However, the operating results for the three and six months ended June 30, 1996 may not be indicative of the results for the year.

               Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 2  -     Investments in Loans

               The Company originally funded five Originated Mortgages (excluding GNMAs-see Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $40,171,464.

               Information relating to investments in Originated Mortgages (excluding GNMAs-see Note 3) and Additional Loans as of June 30, 1996 is as follows:



               Investments in loans, January 1, 1996                                      $39,497,133

               Additions:

                 Columbiana Originated Mortgage                        8,683,000
                 Columbiana Originated Mortgage - unadvanced            (736,620)
                                                                      ----------
                 Columbiana total advanced                             7,946,380
                 Columbiana advanced in 1995 and 1994                 (7,552,100)
                                                                      ----------

                 Columbiana-advanced in 1996                                                  394,280
                 Columbiana - loan origination costs                                            4,584
                                                                                          -----------
                 Stonybrook Originated Mortgage                        8,500,000
                 Stonybrook Originated Mortgage - unadvanced          (6,335,325)
                                                                      ----------
                 Stonybrook total advanced                             2,164,675
                 Stonybrook advanced in 1995                            (610,209)
                                                                      ----------

                 Stonybrook-advanced in 1996                                                1,554,466
                 Stonybrook - loan origination costs                                           18,075
                                                                                          -----------

                                                                                           41,468,538
                                                                                          -----------
              Deductions:

                 Amortization of Additional Loans                                            (186,458)
                 Amortization of loan origination costs                                       (52,271)
                 Collection of principal - Cove                                               (22,909)
                                         - Oxford                                             (31,501)
                                         - Town and Country                                   (32,476)
                                                                                          -----------
                                                                                             (325,615)
                                                                                          -----------
              Investments in loans, June 30, 1996                                         $41,142,923
                                                                                          ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (unaudited)

NOTE 2 -      Investment in Loans

              Information relating to investments in Originated Mortgages (Excluding GNMAs-see Note 3) and Additional Loans as of June 30, 1996 is as follows:

                                                                       Amounts Advanced
                                                       -------------------------------------------------
                                       Date of                                                   Total                Total Amounts
                                   Investment/Final     Equity      Bridge      Mortgage       Amounts      Amounts     Advanced &
    Property         Description     Maturity Date       Loans      Loans         Loans        Advanced    Unadvanced   Unadvanced
- - ------------------------------------------------------------------------------------------------------------------------------------
The Cove Apts.       308                Dec-93       $  840,500   $ 84,210    $ 6,800,000    $ 7,724,710   $       0   $ 7,724,710
Houston, TX          Apartment          Jan-29                         (D)
                 (A) Units               (E)

Oxford on            405                Dec-93        1,156,000    115,790      9,350,000     10,621,790            0    10,621,790
Greenridge           Apartment          Jan-29                         (D)
Apts.                Units               (E)
Houston, TX
                 (A)
Town &               330                Apr-94        1,039,000       NONE      9,348,000     10,387,000            0    10,387,000
Country IV           Apartment          May-29
Apts.                Units               (F)
Urbana, IL
                 (B)
Columbiana           204                Apr-94          563,000       NONE      7,946,380      8,509,380      736,620     9,246,000
Lakes Apts.          Apartment          Nov-35
Columbia, SC         Units               (G)
                 (C)

Stony Brook          125                Dec-95          763,909       NONE      2,164,675      2,928,584    6,335,325     9,263,909
Village II Apts.     Apartment          Jun-37
East Haven, CT       Units               (I)
                 (H)                                 ------------------------------------------------------------------------------

Total                                                $4,362,409   $200,000    $35,609,055    $40,171,464   $7,071,945   $47,243,409
                                                     ===============================================================================

(RESTUBBED TABLE)

                                                                                              Interest
                                                                                               Earned
                                   Loan                      Final Balance   Final Balance     by the
                  Outstanding   Origination   Accumulated       At June       At December     Company     Less 1996     Net Interest
    Property     Loan Balance      Costs      Amortization      30, 1996       31, 1995       for 1996   Amortization      Earned
- - ------------------------------------------------------------------------------------------------------------------------------------
The Cove Apts.   $ 7,537,411    $  444,215    $  257,298     $ 7,724,328     $ 7,797,927    $  302,488    $ 50,690      $  251,798
Houston, TX


Oxford on         10,364,252       610,814       353,859      10,621,207      10,722,421       430,446      69,713         360,733
Greenridge
Apts.
Houston, TX

Town &            10,259,220       603,895       255,598      10,607,517      10,698,339       412,611      58,346         354,265
Country IV
Apts.
Urbana, IL

Columbiana         8,509,380       528,992       120,889       8,917,483       8,546,769       338,167      28,150         310,017
Lakes Apts.
Columbia, SC


Stony Brook        2,928,584       378,543        34,739       3,272,388       1,731,677       150,651      31,830         118,821
Village II Apts.
East Haven, CT
                 -----------------------------------------------------------------------------------------------------------------

Total            $39,598,847    $2,566,459    $1,022,383     $41,142,923     $39,497,133    $1,634,363    $238,729      $1,395,634
                 =================================================================================================================

(END OF RESTUBBED TABLE)


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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

              Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of June 30, 1996:

              Investments in REMIC and GNMA Certificates and FHA Insured
                Project Loan - January 1, 1996                                               $19,327,518

              Additions:

                Amortization of Discount                                                          23,493
                Gain on Sale of GNMAs                                                                784
                Gain on Sale of FHA Insured Project Loan                                             572
                Gain on sale of REMIC Certificates                                                   466
                                                                                              ----------
                                                                                              19,352,832
                                                                                              ----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 3  -     Investment in REMIC and GNMA Certificates and FHA Insured Project
              Loan (continued)

              Deductions:

                Principal Repayments (Sales) of GNMA                                             (46,709)
                Principal Repayments (Sales) of REMIC                                           (578,442)
                Principal Repayments (Sales) of FHA Insured Project Loan                         (21,791)
                Amortization of REMIC Premium                                                    (11,725)
                                                                                             -----------
                                                                                                (658,667)
                                                                                             -----------
              Amortized Cost at June 30, 1996
               (including unrealized loss at December 31, 1995)                               18,694,165

              Change in net unrealized loss on securities available for sale                    (620,574)
                                                                                             -----------
              Fair value at June 30, 1996                                                    $18,073,591
                                                                                             ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

              Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of June 30, 1996 are as follows:

                                      Date                         Original
                                    Purchased                      Purchase                            Premium        Accumulated
                                     /Final            Stated      Price             Principal        (Discount)      Amortization
                   Certificate       Payment          Interest     Including          at June           at June          at June
Seller                Number          Date              Rate       Prem/(Disc)       30, 1996          30, 1996         30, 1996
- - ------             -----------      ---------         --------     -----------       ---------        -----------     ------------
GNMA Certificates
- - -----------------
Bear Stearns       0355540          7/27/94           7.125%      $ 2,407,102        $ 2,618,414      $(242,203)       $ 39,230
                                    3/15/29
Malone Mortgage    0382486          7/28/94           8.500%        2,197,130          2,186,426         (8,199)          1,387
                                    8/15/29
Goldman Sachs      0328502          7/29/94           8.250%        3,928,615          3,817,076         (3,576)            658
                                    7/15/29
REMIC Certificates
- - ------------------
Bear Stearns       1992-17G(1)      8/27/93           6.500%       10,160,938          5,100,000         82,078         (61,578)
                                    3/25/20
Bear Stearns       G-024C(2)        10/26/93          4.850%        4,838,600                  0              0               0
                                    Sold(3)
Meridan Capital
  Markets          1292ZA(3)        10/25/94          5.750%        1,721,291            683,725         (7,051)          7,051
                                    6/15/97
Meridan Capital
  Markets          1992-153A(3)     10/25/94          5.250%          258,357            105,503         (2,242)          2,242
                                    9/25/97
Meridan Capital
  Markets          1580A(3)         10/27/94          6.500%          742,538            341,412         (2,347)          2,275
                                    9/15/98
Meridan Capital
  Markets          1258C(3)         11/9/94           7.350%          269,658             83,528            313            (313)
                                    5/15/04
FHA Insured Loan Project
- - ------------------------
Donaldson,
  Lufkin &
  Jenrette         092-11005        1/3/95            8.600%        3,374,679          3,431,044       (113,653)         27,277
                                    4/1/19                        -----------        -----------      ---------         -------
Total                                                             $29,898,908        $18,367,128      $(296,880)        $18,229
                                                                  ===========        ===========      =========         =======

(RESTUBBED TABLE)

                              Loan                                                         Interest
                          Origination     Unrealized         Final           Final         Earned
                             Costs        Gain (Loss)       Balance         Balance        by the                          Net
                            at June         at June         at June          at Dec.       Company      Less 1996       Interest
Seller                     30, 1996        30, 1996        30, 1996         31, 1995       for 1996    Amortization      Earned
- - ------                    -----------     -----------    ------------     -----------      --------    ------------     --------
GNMA Certificates
- - -----------------
Bear Stearns               $ 82,060      $ (34,146)      $ 2,463,355      $ 2,628,912      $ 93,533      $(10,252)      $103,785

Malone Mortgage              74,903        (39,395)        2,215,123        2,268,623        93,021          (362)        93,383

Goldman Sachs               133,930       (116,698)        3,831,389        3,966,233       158,007          (173)       158,180

REMIC Certificates
- - ------------------
Bear Stearns                156,818       (406,021)        4,871,297        5,098,406       165,899        11,725        154,174

Bear Stearns                      0              0                 0                0             0             0              0

Meridan Capital
  Markets                    58,680        (60,817)          681,588        1,013,800        23,658        (2,076)        25,734

Meridan Capital
  Markets                     8,808         (9,665)          104,646          151,388         3,341          (666)         4,007

Meridan Capital
  Markets                    25,314        (24,388)          342,266          470,090        13,467          (838)        14,305

Meridan Capital
  Markets                     9,192         (8,944)           83,776          158,324         4,715             0          4,715

FHA Insured Loan Project
- - ------------------------
Donaldson,
  Lufkin &
  Jenrette                  115,046         20,437         3,480,151        3,571,742       147,929        (9,126)       157,055
                           --------      ---------       -----------      -----------      --------      --------       --------
Total                      $664,751      $(679,637)      $18,073,591      $19,327,518      $703,570      $(11,768)      $715,338
                           ========      =========       ===========      ===========      ========      ========       ========

(END OF RESTUBBED TABLE)

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
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

              The Company is entitled to monthly interest payments on the outstanding principal amount of the REMIC Certificate. As of June 30, 1996 the yield on the REMIC Certificate was 6.397%.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)


NOTE 3  -     Investment in REMIC and GNMA Certificates and FHA Insured Project
              Loan (continued)

              The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at June 30, 1996 and December 31, 1995 are as follows:

                                         Unrealized                                       Unrealized
                         Amortized          Gain             Fair           Amortized        Gain            Fair
                          Cost at        (Loss) at         Value at          Cost at      (Loss) at        Value at
                          June 30,        June 30,         June 30,          December      December        December
Security                    1996            1996             1996            31, 1995      31, 1995        31, 1995
                        -----------      ---------       -----------       -----------    ---------       -----------
FHA Insured
  Project Loan          $ 3,459,714      $  20,437       $ 3,480,151       $ 3,471,806    $  99,936       $ 3,571,742
Fannie Mae
  REMICs                  5,391,629       (415,686)        4,975,943         5,450,047     (200,253)        5,249,794
Federal
  Home Loan
  REMICs                  1,201,779        (94,149)        1,107,630         1,729,483      (87,269)        1,642,214
Ginnie Mae
  Certificates            8,700,106       (190,239)        8,509,867         8,735,245      128,523         8,863,768
                        -----------      ---------       -----------       -----------    ---------       -----------
                        $18,753,228      $(679,637)      $18,073,591       $19,386,581    $ (59,063)      $19,327,518
                        ===========      =========       ===========       ===========    =========       ===========

              The change in the unrealized loss for the six months ended June 30, 1996 and the year ended December 31, 1995 were as follows:

              Unrealized loss at December 31, 1994           $(2,631,197)
              Sale of securities during the year
                ended December 31, 1995 included in
                unrealized loss at December 31, 1994             887,415
              Unrealized gain on securities purchased
                during the year ended
                December 31, 1995                                 99,936
              Unrealized gain on securities held
                at December 31, 1995 and 1994                  1,584,783
                                                             -----------
              Unrealized loss at December 31, 1995               (59,063)
              Sale of securities during the six months
                ended June 30, 1996 included in
                unrealized gain at December 31, 1995              28,828
              Unrealized loss on securities held
                at June 30, 1996 and December 31, 1995          (649,402)
                                                             -----------
              Unrealized loss at June 30, 1996               $  (679,637)
                                                             ===========

              For the six months ended June 30, 1996, gains of $1,822 on principal repayments of REMICs, GNMAs and FHA Insured Project Loan were realized.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE 4  -     Related Party Transactions

              The Company has entered into an agreement with Related AMI Associates, Inc. to act as the advisor to the Company. In accordance with the Agreement, the Advisor will receive compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated on a percentage of total assets invested by the Company which totaled $91,928 and $87,830 for the three months ended June 30, 1996 and 1995, and $180,190 and $166,606 for the six months ended June 30, 1996 and 1995, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of June 30, 1996 and December 31, 1995 shares held by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated on a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $686,000 at June 30, 1996 and $2,545,000 and
$664,000 at December 31, 1995); and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended June 30, 1996 and 1995 were $59,283 and $25,740, and for the six months ended June 30, 1996 and 1995 were $109,283 and $92,725, respectively.

              The Company paid commissions of up to 6% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Advisor. The Dealer Manager received commissions of 6% of the aggregate purchase price of shares sold through the Reinvestment Plan during the Offering. At June 30, 1996 and December 31, 1995, the Company has paid $4,943,069 of commissions and due diligence to broker-dealers (including $98,655 to the Dealer Manager).

              In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of June 30, 1996 and December 31, 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of June 30, 1996 and December 31, 1995; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (Unaudited)

NOTE  5 - Subsequent Events

              On August 15, 1996, a distribution of $1,370,093 and $17,464 will be paid to the Investors and the Advisor, respectively, representing the 1996 second quarter distribution. The distribution will be funded from cash collections of debt service payments and interest income through approximately the distribution date, August 15, 1996.

              Pursuant to the Redemption Plan, it is anticipated that in August 1996, the Company will redeem 18,684 shares for an aggregate price of $354,996 ($19 per unit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

              The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the Advisor to the Company. As of November 30, 1994, the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After the effective date, 114,478 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1996, the Company redeemed 131,503 shares for an aggregate price of $2,494,988. Since 16,931 shares were redeemed from proceeds from the reinvestment plan before the termination of the Offering the proceeds available for future investment have been reduced by $319,987. During the Offering, the Advisor had received 38,481 shares, pursuant to the terms of the Offering and Reinvestment Plan in addition to the 10,000 shares purchased by the Advisor. As a result of the shares being redeemed the Advisor was required to return 172 shares as of June 30, 1996.

              During the six months ended June 30, 1996, cash and cash equivalents decreased approximately $1,917,000 primarily due to distributions to shareholders ($2,777,000) and an increase to investments in loans ($1,949,000), which exceeded principal repayments of loans, GNMAs, REMICs and FHA Insured Project Loan ($734,000) and cash provided by operating activities ($2,075,000). Included in the adjustments to reconcile the net income to cash flow from operations is net amortization in the amount of $232,000.

              The Company has utilized the Net proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of June 30, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages. As of June 30, 1996, all of Net Proceeds available for investment had been invested in permanent Mortgage Investments.

              As of June 30, 1996, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $35,809,055 and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409 in connection with the permanent financing provided on five Developments.

              In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,838,600, of which an aggregate of $9,738,600 were sold during 1993, 1994 and 1995. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,790,154 and (ii) three FHLMC REMIC Certificates and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,490,401. Unrealized losses on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $679,637 at June 30, 1996. This represents an increase of $620,574 from December 31, 1995 of which a decrease of $28,828 is attributable to the sale of securities and an increase of $649,402 is attributable to a decrease in market prices for the investments held at June 30, 1996 and December 31, 1995. As of August 2, 1996, the unrealized loss was approximately $517,000.

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


Results of Operations

              Results of operations for the three and six months ended June 30, 1996 and 1995, primarily consists of interest income from Originated Mortgages, REMIC Certificates, FHA Insured Project Loan and temporary investments less administrative and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis there was no excess for the three and six months ended June 30, 1996 and 1995.

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

              Results of operations for the three and six months ended June 30, 1996 and 1995 consist primarily of interest income of approximately $788,000 and $1,396,000, and $556,000 and $1,076,000 earned on Originated Mortgages (excluding GNMAs), respectively, approximately $353,000 and $715,000, and $380,000 and $842,000 earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan, respectively, and approximately $57,000 and $125,000, and $157,000 and $276,000 earned from temporary investments, respectively.

              The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately $232,000 and $320,000 for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 is due to the addition of the Stony Brook Originated Mortgage in December 1995 and additional advances on the Columbiana Originated Mortgage since June 30, 1995.

              The decrease in interest income from REMIC and GNMA Certificates and FHA Insured Project Loan of approximately $27,000 and $127,000 for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 is primarily due to the sale of a portion of one of the REMICs in March 1995.

              The decrease in interest income from temporary investments of approximately $100,000 and $151,000 for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 is primarily due to a decrease in uninvested proceeds earning interest in 1996.

              The decrease in general and administrative expenses of approximately $11,000 and $13,000 for the three and six months ended June 30, 1996 compared to 1995 is primarily due to an investor services fee paid during the second quarter of 1995.

              The increase in general and administrative-related parties expenses of approximately $38,000 and $30,000 for the three and six months ended June 30, 1996 compared to the three and six months ended June 30, 1995 is primarily attributable to an increase in asset management fees as a result of additional loan advances to Columbiana and Stonybrook and an increase in reimbursements to affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company.

              The decrease in the realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan of approximately $445,000 for the six months ended June 30, 1996 as compared to the six months ended June 30, 1995 is primarily due to the sale of a portion of a REMIC in March 1995. The realized loss on this sale was $447,472.


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

              In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of June 30, 1996 and December 31, 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of June 30, 1996 and December 31, 1995; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the six months ended June 30, 1996, no investments were sold in order to support the distribution policy.

              Of the total distributions of $2,777,012 and $2,774,287 made for the six months ended June 30, 1996 and 1995, $941,256 ($.24 per share or 34%) and $1,408,304 ($.36 per share or 51%) represents a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $5,642,619 ($1.42 per share or 41%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of June 30, 1996, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

              Management expects that cash flow from operations combined with the balance of the disposition proceeds above will be sufficient to fund the Company's operating expenses and continue to make distributions at the current level in the future.

                           PART II. OTHER INFORMATION


Item 1.       Legal Proceedings - None

Item 2.       Changes in Securities - None

Item 3.       Defaults Upon Senior Securities - None

Item 4.       Submission of Matters to a Vote of Security Holders - None

Item 5.       Other Information - None

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

              27      Financial Data Schedule (filed herewith).

              (b) No reports on Form 8-K were filed during the quarterly period ended June 30, 1996.

                                   SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                        AMERICAN MORTGAGE INVESTORS TRUST




Date:  August 13, 1996              By:   /s/ Alan Hirmes
                                          --------------------------------
                                          Alan Hirmes
                                          Senior Vice President and
                                          Chief Financial Officer





Date:  August 13, 1996              By:   /s/ Lawrence J. Lipton
                                          --------------------------------
                                          Lawrence J. Lipton
                                          Treasurer and
                                          Chief Accounting Officer