Form 10-Q
period 1996-09-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1996-11-14
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


 X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES --- EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--- SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                        AMERICAN MORTGAGE INVESTORS TRUST
      (Exact names of registrant as specified in its governing instrument)


           Massachusetts                               13-6972380
-------------------------------------      ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


 625 Madison Avenue, New York, New York                  10022
----------------------------------------           --------------
(Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X    No ____
                                              ---

                                    PART I

Item 1.     Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                                                   September 30,     December 31,
                                                                                       1996              1995
                                                                                    -----------       -----------
Investments in loans (Note 2)                                                       $43,691,246       $39,497,133
Cash and cash equivalents                                                             6,811,252         6,242,945
Investment in REMIC and GNMA Certificates and FHA
  Insured Project Loan (Note 3)                                                      12,944,750        19,327,518
Organization costs (net of accumulated amortization
  of $32,500 and $25,000, respectively)                                                  17,500            25,000
Deferred costs                                                                           17,164            70,988
Accrued interest receivable                                                             513,018           354,026
                                                                                    -----------       -----------
   Total assets                                                                     $63,994,930       $65,517,610
                                                                                    ===========       ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Accounts payable and accrued expenses                                             $   167,000       $    83,855
  Due to affiliates (Note 4)                                                          1,260,471           919,121
                                                                                    -----------       -----------

Total liabilities                                                                     1,427,471         1,002,976
                                                                                    -----------       -----------

Commitments (Note 5)

Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 12,500,000
   shares authorized;  3,991,248 and 3,934,423 shares issued
   and outstanding, respectively                                                        399,125           393,443
  Treasury stock; $.10 par value; 150,363 and 93,539 shares, respectively               (15,036)           (9,354)
  Additional paid-in capital                                                         68,849,572        68,899,562
  Accumulated deficit                                                                (6,527,555)       (4,709,954)
  Net unrealized loss on marketable securities (Note 3)                                (138,647)          (59,063)
                                                                                    -----------       -----------

Total shareholders' equity                                                           62,567,459        64,514,634
                                                                                    -----------       -----------

Total liabilities and shareholders' equity                                          $63,994,930       $65,517,610
                                                                                    ===========       ===========

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                             Three Months Ended              Nine Months Ended
                                                 September 30,                 September 30,
                                          -------------------------     -------------------------
                                             1996          1995            1996          1995
                                          ----------     ----------     ----------     ----------
Revenues:

  Interest income:

   Mortgage loans (Note 2)                $  690,911     $  580,552     $2,086,545     $1,656,306
   REMIC and GNMA Certificates
     and FHA Insured Project Loan
     (Note 3)                                327,321        375,701      1,042,659      1,217,639
   Temporary investments                      61,093        127,301        186,346        403,088
                                          ----------     ----------     ----------     ----------

   Total revenues                          1,079,325      1,083,554      3,315,550      3,277,033
                                          ----------     ----------     ----------     ----------

Expenses:
  General and administrative                  49,497         43,456        157,315        163,922
  General and administrative -
   related parties (Note 4)                  107,459        159,955        396,932        419,285
  Realized (gain) loss on sale of REMICs
   and GNMAs and FHA Insured
   Project Loan (Note 3)                     407,708         (1,932)       405,886        440,768
  Amortization                                 2,500          2,500          7,500          7,500
                                          ----------     ----------     ----------     ----------

   Total expenses                            567,164        203,979        967,633      1,031,475
                                          ----------     ----------     ----------     ----------

   Net income                             $  512,161     $  879,575     $2,347,917     $2,245,558
                                          ==========     ==========     ==========     ==========

   Net income per weighted
     average share                        $      .13     $      .22     $      .59     $      .57
                                          ==========     ==========     ==========     ==========





See accompanying notes to financial statements

                      AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (Unaudited)

                                                                                                        Net Unrealized
                                Shares of                                                                  Loss on
                            Beneficial Interest      Treasury Stock                                       Securities
                          --------------------   -------------------      Additional      Accumulated      Available
                            Shares      Amount    Shares      Amount    Paid-in Capital    Deficit          for Sale       Total
                          ---------   --------   -------     -------    ---------------   -----------   ---------------   --------
Balance at
  January 1, 1996         3,934,423   $393,443   (93,539)    $(9,354)     $68,899,562     $(4,709,954)      $(59,063)   $64,514,634

Net Income                        0          0         0           0                0       2,347,917              0      2,347,917

Distributions                     0          0         0           0                0      (4,165,518)             0     (4,165,518)

Purchase of
  Treasury Stock                  0          0   (56,824)     (5,682)      (1,073,979)              0              0     (1,079,661)

Issuance of shares of
  beneficial interest
  (Note 5)                   56,825      5,682         0           0        1,073,989               0              0      1,079,671

Offering Costs                    0          0         0           0          (50,000)              0              0        (50,000)

Change in net unrealized
  loss on
  securities available
  for sale (Note 3)               0          0         0           0                0               0        (79,584)       (79,584)
                          ---------   --------  --------    --------      -----------     -----------      ---------    -----------
Balance at
  September 30, 1996      3,991,248   $399,125  (150,363)   $(15,036)     $68,849,572     $(6,527,555)     $(138,647)   $62,567,459
                          =========   ========  ========    ========      ===========     ===========      =========    ===========

See accompanying notes to financial statements.

                      AMERICAN MORTGAGE INVESTORS TRUST
                           STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                                            Nine Months Ended
                                                                              September 30,
                                                                      -----------------------------
                                                                          1996             1995
                                                                      ------------     ------------
Cash flows from operating activities:

  Net income                                                          $  2,347,917     $  2,245,558
                                                                      ------------     ------------

Adjustments to reconcile net income to net cash provided by
   operating activities
   Amortization expense - organization costs                                 7,500            7,500
   Amortization expense - loan premium and origination costs               358,046          310,795
   Amortization of REMIC premium                                            19,523           18,286
   Amortization of REMIC and GNMA and FHA
     Insured Project Loan discount                                         (33,481)         (41,539)
   Loss on sale of REMIC certificates                                      399,155          442,794
   (Gain) loss on sale of GNMAs                                              5,253           (1,200)
   (Gain) loss on sale of FHA Insured Project Loan                           1,478             (826)
Changes in operating assets and liabilities:
  Increase in accrued interest receivable                                 (158,992)         (82,300)
  Increase in due to affiliates                                            291,350          573,734
  Increase (decrease) in accounts payable and accrued expenses              83,145          (57,753)
                                                                      ------------     ------------
   Total adjustments                                                       972,977        1,169,491
                                                                      ------------     ------------

  Net cash provided by operating activities                              3,320,894        3,415,049
                                                                      ------------     ------------

Cash flows provided by (used in) investing activities:
  Investments in loans                                                  (4,629,892)      (4,020,997)
  Purchase of FHA Insured Project Loan                                           0       (3,374,677)
  Proceeds from sale of REMIC Certificates                               4,940,625        4,092,188
  Principal repayments of loans                                            131,568          122,051
  Principal repayment of GNMA                                               70,802           65,177
  Principal repayments of REMIC                                            866,765          781,290
  Principal repayments of FHA Insured Project Loan                          33,064           26,905
  Increase in deferred costs                                                   (11)          (2,759)
  Origination costs                                                              0          (76,697)
                                                                      ------------     ------------

  Net cash provided by (used in) investing activities                    1,412,921       (2,387,519)
                                                                      ------------     ------------

Cash flows used in financing activities:
  Increase (decrease) in due to affiliates                                  50,000          (98,617)
  Distributions to shareholders                                         (4,165,518)      (4,162,792)
  Proceeds from issuance of shares of beneficial interest                1,079,671        1,086,928
  Purchase of treasury stock                                            (1,079,661)      (1,404,178)
  Increase in offering costs                                               (50,000)          (2,815)
                                                                      ------------     ------------

  Net cash used in financing activities                                 (4,165,508)      (4,581,474)
                                                                      ============     ============

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
                                   (continued)
                                   (Unaudited)

                                                                          Nine Months Ended
                                                                            September 30,
                                                                    ----------------------------
                                                                       1996             1995
                                                                    ------------    ------------
Net increase (decrease) in cash and cash equivalents                     568,307      (3,553,944)

Cash and cash equivalents at beginning of period                       6,242,945      12,285,691
                                                                    ------------    ------------

Cash and cash equivalents at end of period                          $  6,811,252    $  8,731,747
                                                                    ============    ============


Supplemental schedule of non cash financial activities:

  Decrease in offering costs (value of shares issued to Advisor)    $          0    $      2,538
  Treasury Stock (return of shares issued to Advisor)                          0          (2,538)
  Decrease in deferred costs                                              53,835          85,104
  Increase in investments in loans                                       (53,835)        (46,755)
  Increase in investment in REMIC and GNMA Certificates and FHA
   Insured Project Loan                                                        0         (38,349)
                                                                    ------------    ------------
                                                                    $          0    $          0
                                                                    ============    ============




See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
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

         On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 133,166 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of September 30, 1996 150,191 shares were redeemed for an aggregate price of $2,856,065. Since 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering the proceeds available for future investment have been reduced by $319,987. In addition, during the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of September 30, 1996.

         The Company has invested principally in two types of mortgage investments ("Mortgage Investments"), new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and also Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of September 30, 1996, all of the total Net Proceeds available for investment had been invested in permanent Mortgage Investments. As of September 30, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 1  -   General (continued)

         The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1995. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1996, the results of operations for the three and nine months ended September 30, 1996 and 1995 and its cash flows for the nine months ended September 30, 1996 and 1995. However, the operating results for the three and nine months ended September 30, 1996 may not be indicative of the results for the year.

         Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 2  -   Investments in Loans

         The Company originally funded five Originated Mortgages (excluding GNMAs-see Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $42,852,610.

         Information relating to investments in Originated Mortgages (excluding GNMAs-see Note 3) and Additional Loans as of September 30, 1996 is as follows:

Investments in loans, January 1, 1996                             $39,497,133

Additions:

   Columbiana Originated Mortgage                    8,683,000
   Columbiana Originated Mortgage - unadvanced        (666,871)
                                                    ----------
   Columbiana total advanced                         8,016,129
   Columbiana advanced in 1995 and 1994             (7,552,100)
                                                    ----------

   Columbiana-advanced in 1996                                        464,029
   Columbiana - loan origination costs                                  5,395
                                                                  -----------
   Stonybrook Originated Mortgage                    8,500,000
   Stonybrook Originated Mortgage - unadvanced      (3,723,928)
                                                    ----------
   Stonybrook total advanced                         4,776,072
   Stonybrook advanced in 1995                        (610,209)
                                                    ----------


   Stonybrook-advanced in 1996                                      4,165,863
   Stonybrook - loan origination costs                                 48,440
                                                                  -----------

                                                                   44,180,860
                                                                  -----------
Deductions:

   Amortization of Additional Loans                                  (279,687)
   Amortization of loan origination costs                             (78,359)
   Collection of principal - Cove                                     (34,695)
                           - Oxford                                   (47,706)
                           - Town and Country                         (49,167)
                                                                  -----------

                                                                     (489,614)
                                                                  -----------
Investments in loans, September 30, 1996                          $43,691,246
                                                                  ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                  (Unaudited)

NOTE 2  -   Investments in Loans

         Information relating to investments in Originated Mortgages (Excluding GNMAs-see Note 3) and Additional Loans as of September 30, 1996 is as follows:

                                                                    Amounts Advanced
                                                     ---------------------------------------------
                                      Date of                                          Total                   Total Amounts
                                   Investment\Final   Equity    Bridge   Mortgage     Amounts      Amounts     Advanced &
Property          Description        Maturity Date     Loans     Loans     Loans      Advanced    Unadvanced    Unadvanced
-------------------------------------------------------------------------------------------------------------------------------
The Cove Apts      308                 Dec-93        $840,500   $84,210   $6,800,000  $7,724,710          $0     $7,724,710
Houston, TX        Apartment           Jan-29                     (D)
             (A)   Units                (E)

Oxford on          405                 Dec-93       1,156,000   115,790    9,350,000  10,621,790           0     10,621,790
Greenridge         Apartment           Jan-29                     (D)
Apts               Units                (E)
Houston, TX
             (A)

Town &             330                 Apr-94       1,039,000     NONE     9,348,000  10,387,000           0     10,387,000
Country IV         Apartment           May-29
Apts               Units                (F)
Urbana, IL
             (B)

Columbiana         204                 Apr-94         563,000     NONE     8,016,129   8,579,129     666,871      9,246,000
Lakes Apts         Apartment           Nov-35
Columbia, SC       Units                (G)
             (C)

Stony Brook        125                 Dec-95         763,909     NONE     4,776,072   5,539,981   3,723,928      9,263,909
Village II Apts.   Apartment           Jun-37
East Haven, CT     Units                (G)        ----------------------------------------------------------------------------
             (H)
Total                                              $4,362,409  $200,000  $38,290,201 $42,852,610  $4,390,799    $47,243,409
                                                   ============================================================================

                                                                                             Interest
                                                                                              Earned
                                    Loan                    Final Balance   Final Balance     by the
                 Outstanding     Origination   Accumulated   At September    At Decemter      Company     Less 1996    Net Interest
Property        Loan Balance        Costs     Amortization      30,1996        31, 1995      for 1996    Amortization     Earned
-----------------------------------------------------------------------------------------------------------------------------------
The Cove Apts    $7,525,625      $444,215      $282,628      $7,687,212     $7,797,927      $453,618      $76,020       $377,598
Houston, TX

Oxford on        10,348,047       610,814       388,695      10,570,166     10,722,421       638,249      104,549        533,700
Greenridge
Apts
Houston, TX

Town &           10,242,529       603,895       284,759      10,561,665     10,698,339       618,822       87,507        531,315
Country IV
Apts
Urbana, IL

Columbiana        8,579,129       529,803       134,964       8,973,968      8,546,769       507,121       42,225        464,896
Lakes Apts
Columbia, SC

Stony Brook       5,539,981       408,908        50,654       5,898,235      1,731,677       226,781       47,745        179,038
Village II Apts
East Haven, CT
                -------------------------------------------------------------------------------------------------------------------
Total           $42,235,311    $2,597,635    $1,141,700     $43,691,246    $39,497,133    $2,444,591     $358,046     $2,086,547
                ===================================================================================================================

(A) The interest rates for The Cove and Oxford are 7.625%-9.129% during the permanent loan period. In addition to the interest rate during the permanent loan period the Company will be entitled to 30% of the cash flow remaining after payment of 9.129% interest and accrued interest, if any. Payments at the rate of 9.129% are guaranteed by the developer for three years after closing of the loans.

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

(E) The Originated Mortgages have terms of 35 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(F) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(G) The Originated Mortgage has a term of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(H) The interest rates for Stony Brook are 7.75%-9.128% during the permanent loan period and 8.625% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 40% of the cash flow remaining after payment of 9.128% interest.

                        AMERICAN MORTGAGE INVESTORS TRUST
                      Total NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 3  -   Investment in REMIC and GNMA Certificates and FHA Insured
            Project Loan

Originated Mortgages
--------------------

         GNMA Certificates
         -----------------

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

Acquired Mortgages
------------------

         REMIC Certificates
         ------------------

         The Company used a portion of the Net Proceeds of its Offering to purchase six REMIC Certificates from unaffiliated third parties. Except as set forth in the notes to the table, each of the REMIC Certificates was purchased as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the REMIC Certificates.

         FHA Insured Project Loan
         ------------------------

         The Company used a portion of the Net Proceeds of its Offering to purchase a FHA Insured Project Loan from an unaffiliated third party. The full amount of the purchase price was allocated as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the FHA Insured Project Loan.

         Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of September 30, 1996:

         Investments in REMIC and GNMA Certificates and FHA Insured
           Project Loan - January 1, 1996                        $19,327,518

         Additions:

           Amortization of Discount                                   33,481
                                                                 -----------
                                                                  19,360,999
                                                                 ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)


NOTE 3  -   Investment in REMIC and GNMA Certificates and FHA Insured
            Project Loan (continued)

            Deductions:

             Principal Repayments (Sales) of GNMA                       (70,802)
             Principal Repayments (Sales) of REMIC                     (866,765)
             Principal Repayments (Sales) of FHA Insured Project Loan   (33,064)
             Proceeds from sale of REMIC Certificates                (4,940,625)
             Loss on Sale of REMIC Certificates                        (399,155)
             Loss on Sale of GNMAs                                       (5,253)
             Loss on Sale of FHA Insured Project Loan                    (1,478)
             Amortization of REMIC Premium                              (19,523)
                                                                    -----------
                                                                     (6,336,665)
                                                                    -----------

            Amortized Cost at September 30, 1996
             (including unrealized loss at December 31, 1995)        13,024,334

            Change in net unrealized loss on securities
             available for sale                                         (79,584)
                                                                    -----------
            Fair value at September 30, 1996                        $12,944,750
                                                                    ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 3  -   Investment in REMIC and GNMA Certificates and FHA Insured
            Project Loan (continued)

         Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of September 30, 1996, is as follows:

                                       Date                  Original                                                   Loan
                                     Purchased               Purchase                     Premium     Accumulated    Origination
                                      /Final      Stated      Price        Principal    (Discount)   Acceleration       Costs
                        Certificate   Payment    Interest   Including       at Sept.     at Sept.       at Sept.       at Sept.
Seller                   Number         Date       Rate     Prem/(Disc)    30, 1996      30, 1996      30, 1996        30, 1996
------                  -----------  ----------  --------   -----------   -----------   -----------  -------------   ------------
GNMA Certificates
-----------------
Bear Stearns            0355540       7/27/94     7.125%   $ 2,407,102   $ 2,613,610    $(241,759)      $44,266       $ 80,859
                                      3/15/29
Malone Mortgage         0382486       7/28/94     8.500%     2,197,130     2,183,595       (8,188)        1,566         74,162
                                      8/15/29
Goldman Sachs           0328502       7/29/94     8.250%     3,928,615     3,800,620       (3,561)          741        129,446
                                      7/15/29
REMIC Certificates
------------------
Bear Stearns            1992-17G(1)   8/27/93     6.500%    10,160,938             0            0             0             0
                                      Sold (1)
Bear Stearns            G-024C(2)     10/26/93    4.850%     4,838,600             0            0             0             0
                                      Sold (3)
Meridan Capital
  Markets               1292ZA(3)     10/25/94    5.750%     1,721,291       512,950       (5,290)        5,290        17,306
                                      6/15/97
Meridan Capital
  Markets               1992-153A(3)  10/25/94    5.250%       258,357        82,968       (1,763)        1,763         2,768
                                      9/25/97
Meridan Capital
  Markets               1580A(3)      10/27/94    6.500%       742,538       276,486       (1,901)        1,901         9,361
                                      9/15/98
Meridan Capital
  Markets               1258C(3)      11/9/94     7.350%       269,658        53,443          200         (200)         1,828
                                      5/15/04

FHA Insured Loan Project
------------------------
Donaldson,
  Lufkin &
  Jenrette              092-11005     1/3/95      8.600%     3,374,679     3,419,771     (113,280)      31,718        112,721
                                      4/1/19               -----------   -----------    ---------      -------       --------
Total                                                      $29,898,908   $12,943,443    $(375,542)     $87,045       $428,451
                                                           ===========   ===========    =========      =======       ========

                                                                          Interest
                            Unrealized         Final          Final        Earned
                           Gain (Loss)        Balance        Balance       by the                           Net
                              at Sept.        at Sept.       at Dec.      Company           1996          Interest
Seller                       30, 1996        30, 1996       31, 1995      for 1996       Amortization      Earned
------                     ------------     ----------     -----------   ------------   --------------   ----------
GNMA Certificates
-----------------
Bear Stearns              $   7,394        $ 2,504,370    $ 2,628,912    $  140,120         $15,365     $  155,485

Malone Mortgage             (34,785)         2,216,350      2,268,623       139,442             543        139,985

Goldman Sachs              (103,466)         3,823,780      3,966,233       236,508             258        236,766

REMIC Certificates
------------------
Bear Stearns                      0                  0      5,098,406       230,357         (19,523)       210,834

Bear Stearns                      0                  0              0             0               0              0

Meridan Capital
  Markets                   (18,589)           511,667      1,013,800        31,871           2,076         33,947

Meridan Capital
  Markets                    (3,339)            82,397        151,388         4,526             666          5,192

Meridan Capital
  Markets                    (8,756)           277,091        470,090        18,404             906         19,310

Meridan Capital
  Markets                    (1,945)            53,326        158,324         5,938               0          5,938


FHA Insured Loan Project
------------------------
Donaldson,
  Lufkin &
  Jenrette                   24,839          3,475,769      3,571,742       221,535          13,667        235,202
                          ----------       -----------    -----------    ----------         -------     ----------
 Total                    $(138,647)       $12,944,750    $19,327,518    $1,028,701         $13,958     $1,042,659
                          ==========       ===========    ===========    ==========         =======     ==========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 3  -   Investment in REMIC and GNMA Certificates and FHA Insured
            Project Loan (continued)

(1) On October 15, 1993 the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On November 4, 1993 and February 1, 1994, the Company sold $200,000 and $200,000 respectively, of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. On March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472. Also on August 15, 1996, the Company sold the remaining balance of the temporary and permanent portions of the REMIC Certificate which totaled $5,100,000. The realized loss on this sale was $328,895.

         The REMIC Certificate represented a beneficial ownership interest in Fannie Mae REMIC Trust 1992-17. The assets of the trust consisted primarily of interests in a separate trust which holds Fannie Mae Guaranteed Pass-Through Certificates (the "MBS Certificates"), each of which represents a beneficial interest in a pool of first lien, fixed-rate residential mortgage loans (the "Mortgage Loans").

         The Company was entitled to monthly interest payments on the outstanding principal amount of the REMIC Certificate.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 3  -   Investment in REMIC and GNMA Certificates and FHA Insured
            Project Loan (continued)

         The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at September 30, 1996 and December 31, 1995 are as follows:

                                         Unrealized                                      Unrealized
                       Amortized            Gain           Fair          Amortized           Gain          Fair
                        Cost at          (Loss) at      Value at          Cost at         (Loss) at       Value at
                       September         September      September         December         December       December
Security               30, 1996          30, 1996       30, 1996          31,1995          31, 1995       31, 1995
--------              -----------       ----------     -----------      -----------       ---------     -----------
FHA Insured
  Project Loan        $ 3,450,930       $   24,839     $ 3,475,769      $ 3,471,806       $  99,936     $ 3,571,742
Fannie Mae
  REMICs                   85,736           (3,339)         82,397        5,450,047        (200,253)      5,249,794
Federal
  Home Loan
  REMICs                  871,374          (29,290)        842,084        1,729,483         (87,269)      1,642,214
Ginnie Mae
  Certificates          8,675,357         (130,857)      8,544,500        8,735,245         128,523       8,863,768
                      -----------       ----------     -----------      -----------       ---------     -----------
                      $13,083,397       $ (138,647)    $12,944,750      $19,386,581       $ (59,063)    $19,327,518
                      ===========       ==========     ===========      ===========       =========     ===========

         The change in the unrealized loss for the nine months ended September 30, 1996 and the year ended December 31, 1995 were as follows:

     Unrealized loss at December 31, 1994                 $(2,631,197)
     Sale of securities during the year
       ended December 31, 1995 included in
       unrealized loss at December 31, 1994                   887,415
     Unrealized gain on securities purchased
       during the year ended
       December 31, 1995                                       99,936
     Unrealized gain on securities held
       at December 31, 1995 and 1994                        1,584,783
                                                          -----------
     Unrealized loss at December 31, 1995                     (59,063)
     Sale of securities during the nine months
       ended September 30, 1996 included in
       unrealized loss at December 31, 1995                   236,250
     Unrealized loss on securities held at
       September 30, 1996 and December 31, 1995              (315,834)
                                                          -----------
     Unrealized loss at September 30, 1996$                  (138,647)
                                                          -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE 3  -   Investment in REMIC and GNMA Certificates and FHA Insured
            Project Loan (continued)

         For the nine months ended September 30, 1996, proceeds from the sale of REMICs were $4,940,625 from the August 15, 1996 sale. The realized loss on this sale in the amount of $328,895 (including acquisition fees and expenses) in addition to losses of $76,991 (including acquisition fees and expenses) on principal repayments of REMICs GNMAs and FHA Insured Project Loans, resulted in a net loss of $405,886 for the nine months ended September 30, 1996.


NOTE 4  -   Related Party Transactions

         The Company has entered into an agreement with Related AMI Associates, Inc. to act as the advisor to the Company. In accordance with the Agreement, the Advisor will receive compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated on a percentage of total assets invested by the Company which totaled $99,332 and $90,050 for the three months ended September 30, 1996 and 1995, and $279,522 and $256,656 for the nine months ended September 30, 1996 and 1995, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of September 30, 1996 and December 31, 1995 shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated on a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $718,000 at September 30, 1996 and $2,545,000 and $664,000 at December 31, 1995); and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended September 30, 1996 and 1995 were $8,127 and $69,905, and for the nine months ended September 30, 1996 and 1995 were $117,410 and $162,630 respectively.

         The Company paid commissions of up to 6% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Advisor. The Dealer Manager received commissions of 6% of the aggregate purchase price of shares sold through the Reinvestment Plan during the Offering. At September 30, 1996 and December 31, 1995, the Company has paid $4,943,069 of commissions and due diligence to broker-dealers (including $98,655 to the Dealer Manager).

         In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of September 30, 1996 and December 31, 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of September 30, 1996 and December 31, 1995; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (Unaudited)

NOTE  5  -  Subsequent Events

         On November 14, 1996, a distribution of $1,385,021 and $17,656 will be paid to the Investors and the Advisor, respectively, representing the 1996 third quarter distribution. The distribution will be funded from cash collections of debt service payments and interest income through approximately the distribution date, November 14, 1996.

         Pursuant to the Redemption Plan, it is anticipated that in November 1996, the Company will redeem approximately 18,747 shares for an aggregate price of $356,200 ($19 per unit).

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

         The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the Advisor to the Company. As of November 30, 1994, the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After the effective date, 133,166 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of September 30, 1996, the Company redeemed 150,191 shares for an aggregate price of $2,850,065. Since 16,931 shares were redeemed from proceeds from the reinvestment plan before the termination of the Offering the proceeds available for future investment have been reduced by $319,987. During the Offering, the Advisor had received 38,481 shares, pursuant to the terms of the Offering and Reinvestment Plan in addition to the 10,000 shares purchased by the Advisor. As a result of the shares being redeemed the Advisor was required to return 172 shares as of September 30, 1996.

         During the nine months ended September 30, 1996, cash and cash equivalents increased approximately $568,000 primarily due to proceeds from the sale of REMIC Certificates ($4,941,000), cash provided by operating activities ($3,321,000) and principal repayments of loans, GNMAs, REMICs and FHA Insured Project Loan ($1,102,000), which exceeded distributions to shareholders ($4,166,000) and an increase in investment in loans ($4,630,000). Included in the adjustments to reconcile the net income to cash flow from operations is net amortization in the amount of $352,000.

         The Company has utilized the Net proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of September 30, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages. As of September 30, 1996, all of Net Proceeds available for investment had been invested in permanent Mortgage Investments.

         As of September 30, 1996, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $38,490,201 and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409 in connection with the permanent financing provided on five Developments.

         In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,999,538, which were sold during 1993, 1994, 1995 and 1996. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,532,847 and (ii) three FHLMC REMIC Certificates and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,374,679. Unrealized losses on REMIC and GNMA and FMA Insured Project Loan investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $138,647 at September 30, 1996. This represents an increase of $79,584 from December 31, 1995 of which a decrease of $236,250 is attributable to the sale of securities (which resulted in a realized loss of $405,866) and an increase of $315,834 is attributable to a decrease in market prices for the investments held at September 30, 1996 and December 31, 1995. As of November 5, 1996, the unrealized loss was approximately $23,000.

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

         The Company intends to continue to invest the Net Proceeds (including the portion of reinvested dividends not used for the Redemption Plan) in Mortgage Investments. Unadvanced amounts will be invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

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

Results of Operations
---------------------

         Results of operations for the three and nine months ended September 30, 1996 and 1995, primarily consists of interest income from Originated Mortgages, REMIC Certificates, FHA Insured Project Loan and temporary investments less administrative, realized gains and losses on sale REMICs and FNMAs and FHA Insured Project Loan and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis there was no excess for the three and nine months ended September 30, 1996 and 1995.

         Results of operations for the three and nine months ended September 30, 1996 and 1995 consist primarily of interest income of approximately $691,000 and $2,087,000, and $581,000 and $1,656,000 earned on Originated Mortgages (excluding GNMAs), respectively, approximately $327,000 and $1,043,000, and $376,000 and $1,218,000 earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan, respectively, and approximately $61,000 and $186,000, and $127,000 and $403,000 earned from temporary investments, respectively.

           The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately $110,000 and $430,000 for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 is due to the addition of the Stony Brook Originated Mortgage in December 1995 and additional advances on the Columbiana Originated Mortgage since September 30, 1995.

         The decrease in interest income from REMIC and GNMA Certificates and FHA Insured Project Loan of approximately $48,000 and $175,000 for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 is primarily due to the sale of a portion of one of the REMICs in March 1995 and the sale of one REMIC in August 1996 as well as decreased principal balances as a result of principal payments.

         The decrease in interest income from temporary investments of approximately $66,000 and $217,000 for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 is primarily due to a decrease in uninvested proceeds earning interest in 1996.

         The increase in general and administrative expenses of approximately $6,000 for the three months ended September 30, 1996 compared to 1995 is primarily due to an increase in legal expenses.

         The decrease in general and administrative-related parties expenses of approximately $52,000 and $22,000 for the three and nine months ended September 30, 1996 compared to the three and nine months ended September 30, 1995 is primarily attributable to an increase in asset management fees as a result of additional loan advances to Columbiana and Stonybrook and a decrease in reimbursements to affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company.

         The increase and decrease in the realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan of approximately $410,000 and 35,000 irrespectively, for the three and nine months ended September 30, 1996 as compared to the three and nine months ended September 30, 1995 is primarily due to the sale of a portion of a REMIC in March 1995 and August 1996. The realized losses on these sales were $447,472 and $328,895, respectively (including acquisition fees and expenses on the August 1996 Sale).

Distribution Policy
-------------------

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

         In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of September 30, 1996 and December 31, 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of September 30, 1996 and December 31, 1995; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the nine months ended September 30, 1996, no investments were sold in order to support the distribution policy.

         Of the total distributions of $4,165,518 and $4,162,792 made for the nine months ended September 30, 1996 and 1995, $1,817,601 ($.46 per share or 44%) and $1,917,234($.49 per share or 46%) represents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $6,518,964 ($1.63 per share or 44%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of September 30, 1996, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

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

         27    Financial Data Schedule (filed herewith).

         (b) No reports on Form 8-K were filed during the quarterly period ended September 30, 1996.

                                  SIGNATURES
                                  ----------

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN MORTGAGE INVESTORS TRUST




Date: November 13, 1996                  By: /s/ Alan Hirmes
                                             ---------------
                                             Alan Hirmes
                                             Senior Vice President and
                                             Chief Financial Officer





Date: November 13, 1996                   By:/s/ Lawrence J. Lipton
                                             ----------------------
                                             Lawrence J. Lipton
                                             Treasurer and
                                             Chief Accounting Officer