Form 10-K
period 1996-12-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1997-04-01
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X   ANNUAL REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE
---  ACT OF 1934

For the fiscal year ended December 31, 1996

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                        AMERICAN MORTGAGE INVESTORS TRUST
       (Exact name of registrant as specified in its governing instrument)

         Massachusetts                                 13-6972380
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 625 Madison Avenue, New York, New York                   10022
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:

         None

Securities registered pursuant to Section 12(g) of the Act:

         Shares of Beneficial Interest, par value $.10 per share

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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                       DOCUMENTS INCORPORATED BY REFERENCE

         Registrant's prospectus dated March 29, 1993, as supplemented April 22, 1993, August 9, 1993, November 9, 1993, January 31, 1994, April 25, 1994,
September 2, 1994, November 9, 1994 and January 31, 1995, as filed with the Commission pursuant to Rules 424(b) and 424(c) of the Securities Act of 1933, but only to the extent expressly incorporated by reference in Parts I, II, III and IV.

Index to exhibits may be found on page 41

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995


         WHEN USED IN THIS ANNUAL REPORT ON FORM 10-K, THE WORDS "BELIEVES," "ANTICIPATES," "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS." READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF. THE COMPANY UNDERTAKES NO OBLIGATION TO PUBLICLY REVISE THESE FORWARD-LOOKING STATEMENTS TO REFLECT EVENTS OR CIRCUMSTANCES OCCURING AFTER THE DATE HEREOF OR TO REFLECT THE OCCURENCE OF UNANTICIPATED EVENTS.

                                     PART I

Item 1.  Business.

General

         American Mortgage Investors Trust (the "Company") is a business trust which was formed under the laws of the State of Massachusetts on June 11, 1991. The Company has elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Advisor to the Company is Related AMI Associates, Inc., a Delaware corporation (the "Advisor"). The Advisor manages the day to day affairs of the Company under the control of the Company's trustees and pursuant to an Advisory Services Agreement, dated as of March 29, 1993 and as amended as of October 26, 1993, December 31, 1993 and March 29, 1994, between the Company and the Advisor (the "Advisory Services Agreement"). See Item 10, Directors and Executive Officers of the Registrant.

         The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from the Advisor.

         On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of December 31, 1996, a total of 3,809,601 shares have been sold to the public, either through the Offering or through the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575) resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses (the "Net Proceeds"). Net Proceeds from sales pursuant to the Reinvestment Plan are required to be used first to redeem shares under the Company's redemption plan (the "Redemption Plan"), and any remaining proceeds may be used for additional investments or working capital reserves.

         Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient Net Proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 151,918 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan, as of December 31, 1996, 168,943 shares were redeemed for an aggregate price of $3,206,353. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore the proceeds available for future investment were reduced by $319,987.

         In addition, the Advisor is authorized to receive 1% of all outstanding shares. During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of December 31, 1996.

         The Company's principal investment objectives are to: (i) preserve and protect the Company's capital; (ii) provide quarterly cash distributions; and
(iii) provide additional distributions from additional interest arising from participations in the annual cash flow of the Developments (defined below) and/or the sale or refinancing of a Development. There can be no assurance that such objectives can be achieved.

         The Company has invested principally in two types of Mortgage Investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and (ii) Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages"); and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of December 31, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

Mortgage Investments

         As of December 31, 1996, the Company has made the following Mortgage
Investments:

Originated Mortgages

         The Cove Apartments

         On December 16, 1993, the Company funded an Originated Mortgage with respect to a 308 unit project known as The Cove Apartments located in Houston, Texas ("The Cove"). The Originated Mortgage is in the amount of $6,800,000 and is fully insured by HUD under Section 223(f) of the National Housing Act and applicable HUD regulations. The Company provided an additional $840,500 as a non-interest bearing Additional Loan to the developer and an additional loan-bridge loan in the amount of $84,210. On April 7, 1994, the additional loan-bridge loan was repaid in full. The Additional Loan was made by the Company directly to the developer to defray certain specific cash requirements in connection with the Development and is not insured.

         The Originated Mortgage has a term of 35 years, subject to mandatory prepayment any time after 10 years, upon 1 years notice, and bears interest at 7.625% to 9.23% during the permanent loan period (8.125% on the total of the Originated Mortgage and Additional Loan). In addition to the interest rate during the permanent loan period, the Company is entitled to 30% of cash flow remaining after payment of 9.23% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Payments at the rate of 9.23% were guaranteed by the developer until December 16, 1996. The Additional Loan has a term of ten years and is secured by an unrecorded mortgage, an assignment of the general partners' (Al L. Bradley, Jr. and Tim L. Myers) partnership interests in the owning entity (Cove Apartments, L.L.C.) and an assignment of the general partners' interests in surplus cash and residual proceeds.

         Within a two-mile radius of The Cove, there are ten properties which compete with The Cove. A current problem with curb appeal, due to defective siding has caused occupancies at The Cove to fall to 75.7%. The problem is being resolved and the property should do 90% occupancy shortly. See also, "Oxford on Greenridge Apartments" below.

         Oxford on Greenridge Apartments

         On December 16, 1993, the Company funded an Originated Mortgage with respect to a 405 unit project known as Oxford on Greenridge Apartments located in Houston, Texas ("Oxford on Greenridge"). The Originated Mortgage is in the amount of $9,350,000 and is fully insured by HUD under Section 223(f) of the National Housing Act and applicable HUD regulations. The Company provided an additional $1,156,000 as a non-interest bearing Additional Loan to the developer and an additional loan-bridge loan in the amount of $115,790. On April 7, 1994 the additional loan-bridge loan was repaid in full. The Additional Loan was made by the Company directly to the developer to defray certain specific cash requirements in connection with the Development and is not insured.

         The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 10 years, upon 1 years notice, and bears interest at 7.625% to 9.23% during the permanent loan period (8.125% on the total of the Originated Mortgage and Additional Loan). In addition to the interest rate during the permanent loan period, the Company is entitled to 30% of cash flow remaining after payment of 9.23% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Payments at the rate of 9.23% were guaranteed by the developer until December 16, 1996. The Additional Loan has a term of ten years and is secured by an unrecorded mortgage, an assignment of the general partners' (Al L. Bradley, Jr. and Tim L. Myers) partnership interests in the owning entity (Oxford Apartments, L.L.C.) and an assignment of the general partners' interests in surplus cash and residual proceeds.

         Within a three-mile radius of Oxford on Greenridge, there are seven properties which compete with Oxford on Greenridge. Although The Cove is also located in the Houston area, Oxford on Greenridge is situated over 30 miles away from The Cove. As a result of the physical distance between The Cove and Oxford on Greenridge, the Company does not believe that the two properties compete with each other. Nevertheless, there are additional risks associated with the loans on both of these properties. These risks include the Company's concentration of real estate loans in the Houston area and the fact that both of the Additional Loans were made to the same borrower. The current market demand for rental apartment units in the immediate area has caused Oxford on Greenridge to achieve a 93.5% occupancy rate at competitive levels.

         Town and Country IV Apartments

         On April 24, 1994, the Company funded an Originated Mortgage with respect to a 330 unit project known as Town & Country IV Apts. located in Urbana, Illinois ("Town and Country IV"). The Originated Mortgage is in the amount of $9,348,000 and is fully insured by HUD under Section 223(f) of the National Housing Act and applicable HUD regulations. The Company provided an additional $1,039,000 as a non-interest bearing Additional Loan to the developer. The Additional Loan was made by the Company directly to the developer to defray certain specific cash requirements in connection with the Development and is not insured.

         The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years, upon 1 years notice, and bears interest at 7.375% to 9.167% during the permanent loan period (8.25% on the total of the Originated Mortgage and Additional Loan). In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of cash flow remaining after payment of 9.167% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Payments at the rate of 9.167% are guaranteed by the developer until June 1997. The Additional Loan has a term of twelve years and is secured by an unrecorded mortgage, an assignment of the general partners' (Leonard Wineburgh and Arnold Dwinn) partnership interests in the owning entity (Town and Country Estates, Ltd.) and an assignment of the general partners' interests in surplus cash flow and residual proceeds.

         Within the Urbana submarket, there are a number of properties which compete with Town & Country IV. The Company does not believe that the three preceding projects, Town & Country, Phases I, II & III, directly compete with Town and Country IV because they are significantly older and of a different architectural style. The current market demand for rental apartment units in the submarket has caused the project to achieve a 97% occupancy rate at competitive rent levels.

         Columbiana Lakes Apartments

         On April 28, 1994, the Company funded an Originated Mortgage with respect to the construction of a 204 unit project known as Columbiana Lakes Apts. located in Columbia, South Carolina ("Columbiana Lakes"). The Originated Mortgage is in the amount of $8,683,000 and is fully insured by HUD under
Section 221(d)(4) of the National Housing Act and applicable HUD regulations. As of December 31, 1996, $8,016,128 of the mortgage loan had been funded. The Company provided an additional $563,000 as a non-interest bearing Additional Loan to the developer. The Additional Loan was made by the Company directly to the developer to defray certain specific cash requirements in connection with the Development and is not insured.

         The Originated Mortgage has a term of approximately 40 years, subject to mandatory prepayment at any time after 10 years, upon 1 years notice, and bears interest at 7.40% during the construction period and at 7.90% to 8.678% during the permanent loan period (8.15% on the total of the Originated Mortgage and Additional Loan). In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of cash flow remaining after payment of 8.678% interest and accrued interest, if any, and certain amounts from sale or refinancing proceeds. Payments at the rate of 8.678% are guaranteed by the developer until December 1998. The Additional Loan has a term of ten years plus the construction period and is secured by an unrecorded mortgage, an assignment of the general partner's (Ronald P. Curry) and limited partner's (Anderson G.
Wise) interests in the owning entity (Columbiana Lakes Limited Partnership) and an assignment of the general partner's and limited partner's interests in surplus cash flow and residual proceeds.

         Within a two mile radius of Columbiana Lakes there are eight properties of which only two are expected to compete with Columbiana Lakes. Monthly construction draws will be disbursed to Columbiana Lakes based on percentage completion of the Development's construction as approved by HUD. The current market demand for rental apartment units in the submarket has caused the initial lease-up of the project to reach an 84% occupancy rate at competitive rent levels.

         Stony Brook Loan

         On December 15, 1995, the Company committed to fund two loans in the aggregate amount of $9,263,909 (the "Stony Brook Loan" or "Total Loan"), to SCI-ROEV East Haven Land, L.P., a Connecticut limited partnership (the "SCI-ROEV Partnership" or "Mortgagor"). Stony Brook commenced construction in December 1995. The Mortgagor's general partners (the "General Partners") are SCI Real Estate Development, Ltd., and ROEV General, Inc.

         The Stony Brook Loan, described below, provided construction and permanent financing in connection with the construction of 125 apartment units known as Stony Brook Village II Apartments in East Haven, Connecticut ("Stony Brook II").

         The Total Loan is comprised of (i) an Originated Mortgage to the Mortgagor in an amount of $8,500,000 (the "Mortgage Loan") and (ii) a non-interest bearing Additional Loan to the General Partners in an amount of $763,909 has been funded. As of December 31, 1996, $6,294,663 of the Mortgage Loan had been funded.

         The Mortgage Loan was made by Rockport Mortgage Corporation ("Rockport"), an unaffiliated third party, on behalf of the Company. Rockport received the funds to make the Mortgage Loan from the Company, which purchased a 100% participation interest from Rockport. The Mortgage Loan, which has a term of 40 years, is evidenced by a note (the "Mortgage Note") and secured by a non-recourse first mortgage or deed of trust encumbering the Project.

         The Mortgage Note provides for interest at a rate (the "Note Rate") of 8.625% during the construction period (7.914% on the Total Loan), and 7.75% during the permanent loan period (7.111% on the Total Loan), commencing 60 days after completion of construction and continuing until maturity (the "Permanent Loan Period"). It is anticipated that the construction period for Stony Brook II will last approximately 16 months. Construction commenced in December 1995. The Mortgage Loan, with interest at the Note Rate, is insured by HUD under Section 221 (d) (4) of the National Housing Act and applicable HUD regulations. During the Permanent Loan Period, all interest rates stated herein include a servicing fee of 0.125% per annum on the Mortgage Loan (0.1147% on the Total Loan) payable to Rockport. Failure to make any payments due under the Mortgage Note will constitute a default under HUD regulations.

         Notwithstanding the Note Rate, during the Permanent Loan Period, the Company is entitled to (a) interest on the Mortgage Loan, at the rate of 9.128% per annum (8.375% on the Total Loan) (the "Annual Yield"), (b) 40% of distributable cash remaining, if any, after payment of the Annual Yield and all accrued payments of Annual Yield due on the Mortgage Loan, and (c) 35% of net proceeds from capital transactions (such as the (i) sale of the Project, (ii) sale of a substantial interest in the SCI-ROEV Partnership, (iii) refinancing or full prepayment of the Total Loan, (iv) acceleration or (v) default) remaining, if any, after payment of the Annual Yield and all accrued payments of Annual Yield due on the Mortgage Loan. This amount, in excess of the Note Rate, is collectively referred to as "Additional Interest". In no event will the Mortgagor be liable for an aggregate amount in excess of 50% of distributable cash or net proceeds after payment of the Note Rate.

         GNMA Certificates

         The Company used a portion of the net proceeds of its Offering to purchase three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates from unaffiliated third parties. The full amount of the purchase price of each of the GNMA Certificates was allocated as a permanent Originated Mortgage. The following table outlines pertinent information relating to the GNMA Certificates:

                                                                                            Principal
                                                                                           Balances at
                                                                     Purchase Price          12/31/96            Stated     Final
                              Certificate        Date             --------------------       Including          Interest   Payment
Seller                           Number       Purchased              %        Amount        Prem/(Disc)           Rate       Date
------                         ---------      ---------           -------   ----------      -----------         --------   --------
Bear, Stearns
& Co.                            0355540       7/27/94            90.7500%  $2,407,102       $2,367,410           7.125%   3/15/2029
Malone
Mortgage Co.                     0382486       7/28/94            99.6250    2,197,130        2,172,525           8.500    8/15/2029
Goldman, Sachs                   0328502       7/29/94            99.9063    3,928,615        3,780,267           8.250    7/15/2029

Acquired Mortgages

         REMIC Certificates

         The Company used a portion of the net proceeds of its Offering to purchase six REMIC Certificates from unaffiliated third parties. Except as set forth in the notes to the table, each of the REMIC Certificates was purchased as a permanent Acquired Mortgage. The following table outlines pertinent information relating to the REMIC Certificates:

                                                                                                  Principal
                                                                                                 Balances at
                                                                       Purchase Price              12/31/96     Stated     Final
                               Certificate            Date       --------------------------       Including    Interest   Payment
Seller                            Number           Purchased        %              Amount        Prem/(Disc)     Rate       Date
------                          ---------          ---------     -------         ----------      -----------   --------   --------

Bear, Stearns
& Co.                             1992-17G (1)      8/27/93      101.609375%     $10,160,938     $         0     6.50%     Sold(1)
Bear, Stearns
& Co.                             G-024C (2)        10/26/93         100.00        4,838,600               0     4.85      Sold(2)
Meridan Capital
Markets                           1292ZA (3)        10/25/94       98.96875        1,721,291         335,245     5.75      6/15/97
Meridan Capital
Markets                           1992-153A (3)     10/25/94         97.875          258,357          60,113     5.25      9/25/97
Meridan Capital
Markets                           1580A (3)         10/27/94        99.3125          742,538         213,073     6.50      9/15/98
Meridan Capital
Markets                           1258C (3)         11/9/94         100.375          269,658          28,677     7.35      5/15/2004

(1) On October 15, 1993 the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On November 4, 1993 and February 1, 1994, the Company sold $200,000 and $200,000, respectively, of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. Also on March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472. Also on August 15, 1996, the Company sold the remaining balance of the temporary and permanent portions of the REMIC Certificate which totaled $5,100,000. The realized loss on this sale was $328,895.

         The REMIC Certificate represented a beneficial ownership interest in Fannie Mae REMIC Trust 1992-17. The assets of the trust consisted primarily of interests in a separate trust which held Fannie Mae Guaranteed Pass-Through Certificates (the "MBS Certificates"), each of which represented a beneficial interest in a pool of first lien, fixed-rate residential mortgage loans (the "Mortgage Loans").

         The Company was entitled to monthly interest payments on the outstanding principal amount of the REMIC Certificate.

(2) Represented an FHLMC Mortgage Participation Certificate. On May 4, 1994, the Company allocated $2,419,300 of the principal face value as a permanent Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based upon such allocation, compensation was paid to the Advisor. On May 5, 1994, the Company sold $1,000,000 of the permanent portion of the Mortgage Participation Certificate and on October 11, 1994, the Company sold the remaining balance of the temporary and permanent portions of the Mortgage Participation Certificate which totaled $3,838,600. Pursuant to the Advisor's Reimbursement Undertaking, the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the permanent investment portion of the certificate which was sold. A loss of $297,836 was recorded on these sales in 1994.

(3) Purchased as a permanent investment using a portion of the proceeds from the sale of FHLMC REMIC Certificate #G-024C. See (2) above.


         FHA Insured Project Loan

         The Company used a portion of the net proceeds of its Offering to purchase a FHA Insured Project Loan from an unaffiliated third party. The full amount of the purchase price was allocated as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the FHA Insured Project Loan:

                                                                                            Principal
                                                                                           Balances at
                                                                     Purchase Price          12/31/96            Stated     Final
                              Certificate        Date             --------------------       Including          Interest   Payment
Seller                           Number       Purchased              %        Amount        Prem/(Disc)           Rate       Date
------                         ---------      ---------           -------   ----------      -----------         --------   --------
Donaldson Lufkin
& Jenrette                       092-11005     1/3/95             96.6875%  $3,374,679       $3,295,340           8.60%    4/1/2019

Competition

         As described above, the Company's business is affected by competition to the extent that the underlying properties from which it is to derive interest and principal payments may be subject to competition from neighboring properties.

Employees

         The Company does not directly employ anyone. All services are performed for the Company by the Advisor and its affiliates. The Advisor receives compensation in connection with such activities as set forth in Item 8, Financial Statements and Supplementary Data, Item 11, Executive Compensation and
Item 13, Certain Relationships and Related Transactions. In addition, the Company reimburses the Advisor and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Declaration of Trust.

Item 2.  Properties.

         The Company does not own or lease any property.

Item 3.  Legal Proceedings.

         The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Shareholders.

         No matters were submitted to a vote of shareholders during the fourth quarter of the fiscal year covered by this report through the solicitation of proxies or otherwise.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Shareholder
Matters.

         The Offering terminated as of November 30, 1994. As of December 31, 1996, a total of 3,809,601 shares have been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994 151,918 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1996, 168,943 shares were redeemed for an aggregate price of $3,206,353.

          The number of shareholders as of December 31, 1996 was 3,575. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not intended to be included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may, therefore, not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offering price. Consequently, the purchase of shares should be considered only as a long-term investment.

Reinvestment Plan

         A Reinvestment Plan is available which enables shareholders to have their distributions from the Company invested in shares of the Company, or fractions thereof. The Reinvestment Plan became effective on March 29, 1993, the effective date of the Offering.

         During the offering period the price per share purchased pursuant to the Reinvestment Plan equaled $20. From November 30, 1994 (the termination of the offering period) until November 30, 1997 (the third anniversary of the final closing date), the price per share purchased pursuant to the Reinvestment Plan will equal $19. Thereafter, the price per share purchased pursuant to the Reinvestment Plan will be the greater of $20 (the public offering price) or 95% of the then fair market value of such share (as determined by the Advisor under procedures adopted by the Board of Trustees).

         Shares received pursuant to the Reinvestment Plan will entitle participants to the same rights and be treated in the same manner as those issued pursuant to the Offering. In connection with shares issued pursuant to the Company's Reinvestment Plan, the Company will issue shares to the Advisor in an amount which will equal (after such issuance) 1% of the outstanding shares.

         Experience under the Reinvestment Plan may indicate that changes are desirable. The Company's Declaration of Trust gives the Trustees broad powers to renew, modify, extend, consolidate or cancel the Company's Reinvestment Plan without the consent of shareholders.

Redemption Plan

         The Company's Redemption Plan became effective November 30, 1994. Under the Redemption Plan, any shareholder (except the Advisor who cannot participate in the Redemption Plan) who acquired or received shares directly from the Company or the Reinvestment Plan (such shares, for so long as owned by the original holder, are called "Eligible Shares") may present such Eligible Shares to the Company for redemption. The Company is required to redeem such Eligible Shares presented for redemption for cash to the extent it has sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. There is no assurance that there will be Reinvestment Proceeds available for redemption and, accordingly, an investor's shares may not be redeemed. The full amount of Reinvestment Proceeds in any quarter will be used to redeem Eligible Shares presented for redemption during such quarter. If the full amount of Reinvestment Proceeds available for redemption in any given quarter is insufficient to redeem all Eligible Shares presented for redemption during such quarter, the Company will redeem the Eligible Shares presented for redemption on a pro rata whole share basis, without redemption of fractional shares.

         Upon presentment of Eligible Shares to the Company for redemption, the redemption price will be $19 per Eligible Share. The Trustees, in their sole discretion, may determine that it is appropriate to pay a higher price than described above. The redemption price of $19 will be reduced by that portion of all distributions received with respect to such share which represent principal payments.

         A shareholder may present less than all his Eligible Shares to the Company for redemption, provided, however, that (i) he must present the lesser of all of his Eligible Shares or 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan) for redemption, and (ii) if he retains any Eligible Shares, he must retain at least 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan).

         Pursuant to the Redemption Plan, through March 27, 1997, the Company redeemed 168,943 shares aggregating $3,206,353.

         The Trustees, may amend or suspend the Redemption Plan at any time they determine, in their sole discretion, that it is in the best interest of the Company.

Distribution Information

         Cash distributions per share for the years ended December 31, 1996 and 1995 were as set forth in the following table:

          Cash Distribution                                 Total Amount
          for Quarter Ended         Date Paid   Per Share   Distributed
          -----------------         ---------   ---------   -----------
          March 31, 1996             5/15/96     $ .3575    $1,373,248
          June 30, 1996              8/14/96       .3615     1,388,505
          September 30, 1996         11/14/96      .3655     1,403,765
          December 31, 1996          2/14/97       .3655     1,403,765
                                                 -------    ----------

             Total for 1996                      $1.4500    $5,569,283
                                                 -------    ----------

          March 31, 1995             5/15/95     $ .3575    $1,373,469
          June 30, 1995              8/14/95       .3615     1,388,505
          September 30, 1995         11/14/95      .3655     1,403,816
          December 31, 1995          2/14/96       .3655     1,403,765
                                                 -------    ----------

             Total for 1995                      $1.4500    $5,569,555
                                                 -------    ----------

         Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash provided from earnings through approximately the distribution dates.

         There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Declaration of Trust.

         The Company has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it has disposed of, and may be required to continue to dispose of, a portion of the Mortgage Investments consisting of CMOs and REMICs during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Company will be greater than later investors' returns; and (c) there will be a decrease in funds remaining invested in Mortgage Investments.

         Of the total distributions of $5,569,283 and $5,566,609 made in the years ended December 31, 1996 and 1995, $2,281,652 ($.57 per share or 41%) and $2,419,477 ($.61 per share or 43%) represented returns of capital determined in accordance with generally accepted accounting principles. As of December 31, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $6,983,015 ($1.74 per share or 43%). The portion of the distributions which constitutes a return of capital may continue to be significant during the acquisition stage in order to maintain level distributions to shareholders. However, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate, exceed 3% of the Gross Proceeds. As of December 31, 1996, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds. During the years ended December 31, 1996 and 1995, no investments were sold in order to support the distribution policy.

Item 6.       Selected Financial Data.

         The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

                                                                    For the Years Ended December 31,
                                          -----------------------------------------------------------------------------------------
OPERATIONS                                    1996              1995              1994              1993                   1992
----------                                ------------      ------------      ------------      ------------           ------------
Interest income:
Temporary investments                     $    252,140      $    515,295      $    631,825      $    320,147           $        226
Investments in loans                         2,866,017         2,257,883         1,817,057            66,251                      0
Investments in REMIC
    and GNMA certificates
    and FHA Insured
    Project Loan                             1,306,658         1,582,724         1,089,333           181,730                      0
Other income                                         0                 0            97,221                 0                      0
                                          ------------      ------------      ------------      ------------           ------------

Total revenues                               4,424,815         4,355,902         3,635,436           568,128                    226

Total expenses                               1,137,184         1,208,770         1,015,734           215,789                  7,342
                                          ------------      ------------      ------------      ------------           ------------

Net income (loss)                         $  3,287,631      $  3,147,132      $  2,619,702      $    352,339           $     (7,116)
                                          ============      ============      ============      ============           ============
Net income (loss) per
   weighted average share$                         .83      $       .81       $        .72      $        .37           $       (.71)
                                          ============      ============      ============      ============           ============

Distribution per share                    $     1.4500      $     1.4500      $ .1391-1.4500*   $.0159-.7548*          $        .00
                                          ============      ============      ============      ============           ============




                                                                              December 31,
                                          -----------------------------------------------------------------------------------------
FINANCIAL POSITION                            1996              1995              1994              1993                   1992
------------------                        ------------      ------------      ------------      ------------           ------------

Total Assets                              $ 63,147,215      $ 65,517,610      $ 65,041,319      $ 55,086,936           $    818,336
                                          ============      ============      ============      ============           ============

Total Liabilities                         $    986,551      $  1,002,976      $    356,602      $    601,398           $    626,927
                                          ============      ============      ============      ============           ============

Total Shareholders'
   Equity                                 $ 62,160,664      $ 64,514,634      $ 64,684,717      $ 54,485,538           $    191,409
                                          ============      ============      ============      ============           ============

* Amounts received by shareholders varied depending on the dates they became shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

         The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from the Advisor to the Company. As of November 30, 1994 (the termination date of the Offering), the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan, resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 151,918 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan, as of December 31, 1996, the Company redeemed 168,943 shares for an aggregate price of $3,206,353. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment were reduced by $319,987. During the Offering, the Advisor had received 38,481 shares pursuant to the terms of the Offering and Reinvestment Plan in addition to the 10,000 shares purchased. As a result of the shares being redeemed, the Advisor was required to return 172 shares as of December 31, 1996.

         During the year ended Demember 31, 1996, cash and cash equivalents decreased approximately $1,414,000 primarily due to distributions to shareholders ($5,569,000) and an increase in investment in loans ($6,148,000) which exceeded proceeds from the sale of REMIC Certificates ($4,941,000), cash provided by operating activities ($3,947,000) and principal repayments of loans, GNMAs, REMICs and the FHA Insured Project Loan ($1,466,000). Included in the adjustments to reconcile the net income to cash flow from operations is net amortization in the amount of $463,000.

         The Company has utilized the Net Proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of December 31, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

         As of December 31, 1996, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $40,008,791, and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409, in connection with the permanent financing provided on five Developments.

         In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,999,538, which were sold during 1993, 1994, 1995 and 1996. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,532,847 and (ii) three FHLMC REMIC Certificates and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,374,679. Unrealized losses on REMIC and GNMA and FHA Insured Project Loan investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $81,386 at December 31, 1996. This represents an increase of $22,323 from December 31, 1995 of which a decrease of $248,254 is attributable to the sale of securities (which created a realized loss of $415,975) and an increase of $270,577 is attributed to a decrease in market prices for the investments held at December 31, 1996 and 1995. As of March 18, 1997, the unrealized loss was approximately $135,000.

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

         For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates and FHA Insured Project Loan, see Notes 3 and 4 to the financial statments in Item 8, Financial Statements and Supplementary Data.


Results of Operations

         Results of operations for the years ended December 31, 1996, 1995 and 1994, primarily consists of interest income from Originated Mortgages, REMIC Certificates, FHA Insured Project Loan and temporary investments less administrative expenses, realized losses on sale of REMICs and GNMAs and FHA Insured Project Loan and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no excess for the years ended December 31, 1996, 1995 and 1994.

1996 vs 1995

         Results of operations for the year ended December 31, 1996 consist primarily of interest income of approximately $2,866,000 earned on Originated Mortgages (excluding GNMAs), approximately $1,307,000 earned from investments in REMIC and GNMA Certificates and the FHA Insured Project Loan, and approximately $252,000 earned from temporary investments.

         The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately $608,000 for the year ended December 31, 1996 as compared to 1995 is due to the addition of the Stony Brook Originated Mortgage in December 1995 and additional advances on the Columbiana Originated Mortgage during 1995 and 1996.

         The decrease in interest from REMIC and GNMA Certificates and the FHA Insured Project Loan of approximately $276,000 for the year ended December 31, 1996 as compared to 1995 is primarily due to the sale of a portion of one of the REMICs in March 1995 and the sale of one REMIC in August 1996, as well as decreased principal balances as a result of principal repayments.

         The decrease in interest income from temporary investments of approximately $263,000 for the year ended December 31, 1996 as compared to 1995 is primarily due to a decrease in uninvested proceeds, temporary investments earning interest in 1996.

         The decrease in general and administrative expenses of approximately $28,000 for the year ended December 31, 1996 as compared to 1995 is primarily due to a decrease in printing and stationery expenses.

1995 vs. 1994

         Results of operations for the year ended December 31, 1995 consisted primarily of interest income of approximately $2,258,000 earned on Originated Mortgages (excluding GNMAs), approximately $1,583,000 earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan, and approximately $515,000 earned from temporary investments.

           The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately $441,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994 was due to the addition of two new Originated Mortgages in April 1994 and one new Originated Mortgage in December 1995.

         The increase in interest income from REMIC and GNMA Certificates and the FHA Insured Project Loan of approximately $493,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994 was primarily due to the acquisition of three GNMAs in the third quarter of 1994, four REMICs in the fourth quarter in 1994 and the acquisition of the FHA Insured Project Loan in the first quarter in 1995.

         The decrease in interest income from temporary investments of approximately $117,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994, was primarily due to a decrease in uninvested proceeds earning interest in 1995.

         The increase in general and administrative related parties expenses of approximately $67,000 for the year ended December 31, 1995 compared to the year ended December 31, 1994, was primarily due to an increase in asset management fees as a result of an increase in investments in 1995 as compared to 1994. There was a realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan of $439,247 and $298,812 for the years ended December 31, 1995 and 1994, respectively.


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

         In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of December 31, 1996 and 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of December 31, 1996 and 1995 and is included in other income during the year ended December 31, 1994; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the years ended December 31, 1996 and 1995, no investments were sold in order to support the distribution policy.

         Of the total distributions of $5,569,283, $5,566,609 and $4,839,766 made for the years ended December 31, 1996, 1995 and 1994, $2,281,652 ($.57 per share or 41%), $2,419,477 ($.61 per share or 43%) and $2,220,064 ($.58 per share or 46%) represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1996, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $6,983,015 ($ 1.74 per share or 43%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of December 31, 1996, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

         Management expects that cash flow from operations combined with the balance of the disposition proceeds above will be sufficient to fund the Company's operating expenses and continue to make distributions at the current level in the future.

Item 8.       Financial Statements and Supplementary Data.

(a) 1.        Financial Statements                                                           Page
              --------------------                                                           ----

              Independent Auditors' Report                                                    17

              Balance Sheets as of December 31, 1996 and 1995                                 18

              Statements of Income for the years ended December 31, 1996, 1995 and            19
              1994

              Statements of Changes in Shareholders' Equity for the years ended
              December 31, 1996, 1995 and 1994                                                20

              Statements of Cash Flows for the years ended December 31, 1996, 1995 and
              1994                                                                            22

              Notes to Financial Statements                                                   24

(a) 2.        Financial Statement Schedules

              All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT




To the Board of Trustees
American Mortgage Investors Trust:



We have audited the accompanying balance sheets of American Mortgage Investors Trust (a Massachusetts Business Trust) as of December 31, 1996 and 1995, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1996. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mortgage Investors Trust as of December 31, 1996 and 1995, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles.


                                                   /s/KPMG Peat Marwick LLP
                                                      KPMG Peat Marwick LLP


New York, New York
January 24, 1997 except for
  Note 6 which is as of February 14, 1997

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 BALANCE SHEETS
                           DECEMBER 31, 1996 AND 1995


                                                          ASSETS


                                                                                      1996            1995
                                                                                  ------------    ------------
Investments in loans (Note 3)                                                     $ 45,049,596    $ 39,497,133
Investment in REMIC and GNMA Certificates and
   FHA Insured Project Loan (Note 4)                                                12,683,331      19,327,518
Cash and cash equivalents (Note 6)                                                   4,828,561       6,242,945
Organization costs (net of accumulated amortization
   of $35,000 and $25,000, respectively)                                                15,000          25,000
Deferred costs                                                                          12,581          70,988
Accrued interest receivable                                                            558,146         354,026
                                                                                  ------------    ------------

Total assets                                                                      $ 63,147,215    $ 65,517,610
                                                                                  ============    ============

                                         LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses                                          $     99,768    $     83,855
   Due to affiliates (Note 5)                                                          886,783         919,121
                                                                                  ------------    ------------

Total liabilities                                                                      986,551       1,002,976
                                                                                  ------------    ------------
Shareholders' equity:

   Shares of beneficial interest; $.10 par value; 12,500,000 shares authorized;
     4,010,000 and 3,934,423 shares issued
     and outstanding, respectively                                                     401,001         393,443
   Treasury stock; $.10 par value; 169,115 and 93,539 shares,
     respectively                                                                      (16,912)         (9,354)
   Additional paid-in capital                                                       68,849,567      68,899,562
   Accumulated deficit                                                              (6,991,606)     (4,709,954)
   Net unrealized loss on marketable securities (Note 4)                               (81,386)        (59,063)
                                                                                  ------------    ------------

Total shareholders' equity                                                          62,160,664      64,514,634
                                                                                  ------------    ------------

Total liabilities and shareholders' equity                                        $ 63,147,215    $ 65,517,610
                                                                                  ============    ============




See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994



                                                            1996         1995         1994
                                                         ----------   ----------   ----------
Revenues:

   Interest income:
     Mortgage loans (Note 3)                             $2,866,017   $2,257,883   $1,817,057
     REMIC and GNMA Certificates and
       FHA Insured Project Loan (Note 4)                  1,306,658    1,582,724    1,089,333
     Temporary investments                                  252,140      515,295      631,825
     Other income (Note 5)                                        0            0       97,221
                                                         ----------   ----------   ----------

     Total revenues                                       4,424,815    4,355,902    3,635,436
                                                         ----------   ----------   ----------

Expenses:

   General and administrative (Note 5)                      203,846      232,075      246,293
   General and administrative-related parties (Note 5)      507,363      527,448      460,629
   Realized loss on sale of REMICs and GNMAs and
     FHA Insured Project Loan  (Note 4)                     415,975      439,247      298,812
   Amortization                                              10,000       10,000       10,000
                                                         ----------   ----------   ----------

     Total expenses                                       1,137,184    1,208,770    1,015,734
                                                         ----------   ----------   ----------

     Net income                                          $3,287,631   $3,147,132   $2,619,702
                                                         ==========   ==========   ==========
     Net income per weighted average share               $      .83   $      .81   $      .72
                                                         ==========   ==========   ==========







See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                     Shares of
                                Beneficial Interest              Treasury Stock
                              ------------------------     --------------------------
                                Shares       Amount          Shares         Amount
                              ---------   ------------     ----------    ------------
Balance at
   January 1, 1994            3,021,896   $    302,190              0    $          0

Net unrealized loss
   upon adoption of
   SFAS No. 115                       0              0              0               0
Net Income                            0              0              0               0
Distributions                         0              0              0               0
Issuance of shares of
   beneficial interest
   (Note 5)                     836,186         83,619              0               0
Offering Costs                        0              0              0               0

Change in net unrealized
   loss on
   securities available
   for sale (Note 4)                  0              0              0               0
                              ---------   ------------     ----------    ------------

Balance at
   December 31, 1994          3,858,082        385,809              0               0

Net Income                            0              0              0               0
Distributions                         0              0              0               0
Purchase of
   Treasury Stock                     0              0        (93,539)         (9,354)
Issuance of shares of
   beneficial interest
   (Note 5)                      76,341          7,634              0               0
Offering Costs                        0              0              0               0

Change in net unrealized
   loss on
   securities available
   for sale (Note 4)                  0              0              0               0
                              ---------   ------------     ----------    ------------



                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Continued)

                                                          Net Unrealized
                                                               Gain
                                                            (Loss) on
                                                            Securities
                             Additional       Accumulated    Available
                           Paid-in Capital      Deficit      for Sale          Total
                           ------------    ------------    ------------    ------------
Balance at
   January 1, 1994         $ 54,253,761    $    (70,413)   $          0    $ 54,485,538

Net unrealized loss
   upon adoption of
   SFAS No. 115                       0               0        (306,908)       (306,908)
Net Income                            0       2,619,702               0       2,619,702
Distributions                         0      (4,839,766)              0      (4,839,766)
Issuance of shares of
   beneficial interest
   (Note 5)                  16,580,628               0               0      16,664,247
Offering Costs               (1,613,807)              0               0      (1,613,807)

Change in net unrealized
   loss on
   securities available
   for sale (Note 4)                  0               0      (2,324,289)     (2,324,289)
                              ---------   ------------     ----------    ------------

Balance at
   December 31, 1994         69,220,582      (2,290,477)     (2,631,197)     64,684,717

Net Income                            0       3,147,132               0       3,147,132
Distributions                         0      (5,566,609)              0      (5,566,609)
Purchase of
   Treasury Stock            (1,763,587)              0               0      (1,772,941)
Issuance of shares of
   beneficial interest
   (Note 5)                   1,442,844               0               0       1,450,478
Offering Costs                     (277)              0               0            (277)

Change in net unrealized
   loss on
   securities available
   for sale (Note 4)                  0               0       2,572,134       2,572,134
                              ---------   ------------     ----------    ------------

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (continued)


                                     Shares of
                                Beneficial Interest              Treasury Stock
                              ------------------------     --------------------------
                                Shares       Amount          Shares         Amount
                              ---------   ------------     ----------    ------------
Balance at
   December 31, 1995          3,934,423   $    393,443        (93,539)   $     (9,354)

Net Income                            0              0              0               0

Distributions                         0              0              0               0

Purchase of
   Treasury Stock                     0              0        (75,576)         (7,558)

Issuance of shares of
   beneficial interest
   (Note 5)                      75,577          7,558              0               0

Offering Costs                        0              0              0               0

Change in net unrealized
   loss on
   securities available
   for sale (Note 4)                  0              0              0               0
                              ---------   ------------       --------    ------------

Balance at
   December 31, 1996          4,010,000   $    401,001       (169,115)   $    (16,912)
                              =========   ============       ========    ============


                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (continued)

                                                          Net Unrealized
                                                               Gain
                                                            (Loss) on
                                                            Securities
                             Additional       Accumulated    Available
                           Paid-in Capital      Deficit      for Sale          Total
                           ------------    ------------    ------------    ------------
Balance at
   December 31, 1995       $ 68,899,562    $ (4,709,954)   $    (59,063)   $ 64,514,634

Net Income                            0       3,287,631               0       3,287,631

Distributions                         0      (5,569,283)              0      (5,569,283)

Purchase of
   Treasury Stock            (1,428,391)              0               0      (1,435,949)

Issuance of shares of
   beneficial interest
   (Note 5)                   1,428,396               0               0       1,435,954

Offering Costs                  (50,000)              0               0         (50,000)

Change in net unrealized
   loss on
   securities available
   for sale (Note 4)                  0               0         (22,323)        (22,323)
                           ------------    ------------    ------------    ------------

Balance at
   December 31, 1996       $ 68,849,567    $ (6,991,606)   $    (81,386)   $ 62,160,664
                           ============    ============    ============    ============



See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                   1996            1995            1994
                                                               ------------    ------------    ------------
Cash flows from operating activities:
   Net income                                                  $  3,287,631    $  3,147,132    $  2,619,702
                                                               ------------    ------------    ------------

   Adjustments to reconcile net income to net cash
     provided by operating
     activities:
     Amortization expense-organization costs                         10,000          10,000          10,000
     Amortization expense-loan premium and origination costs        477,342         417,254         357,160
     Amortization of REMIC premium                                   19,523          24,149          57,413
     Amortization of REMIC and GNMA and
       FHA Insured Project Loan discount                            (43,376)        (54,490)        (11,994)
     Loss on sale of REMIC certificates                             408,692         441,967         299,480
     (Gain) loss on sale of GNMA certificates                         5,689          (1,596)           (668)
     (Gain) loss on sale of FHA Insured Project Loan                  1,594          (1,124)              0
   Changes in operating assets and liabilities:
     Increase in accrued interest receivable                       (204,120)        (50,743)       (189,614)
     (Decrease) increase in due to affiliates                       (32,338)        832,703               0
     Increase (decrease) in accounts payable and
     accrued expenses                                                15,913        (186,329)        (79,589)
                                                               ------------    ------------    ------------
     Total adjustments                                              658,919       1,431,791         442,188
                                                               ------------    ------------    ------------

   Net cash provided by operating activities                      3,946,550       4,578,923       3,061,890
                                                               ------------    ------------    ------------

Cash flows from investing activities:
   Investments in loans, net                                     (6,148,482)     (6,375,200)    (13,301,018)
   Purchase of FHA Insured Project Loan                                   0      (3,374,679)              0
   Purchase of REMIC and GNMA certificates                                0               0     (11,524,691)
   Principal repayments of loans                                    177,095         164,285         121,446
   Proceeds from sale of REMIC certificates                       4,940,625       4,092,188       4,740,764
   Principal repayments of GNMA certificates                         95,396          87,819          33,708
   Principal repayments of REMIC certificates                     1,149,123       1,061,809         165,100
   Principal repayments of FHA Insured Project Loan                  44,598          37,460               0
   Origination costs                                                      0        (421,187)     (1,163,690)
   Increase in deferred costs                                           (11)         (4,815)       (133,505)
                                                               ------------    ------------    ------------

   Net cash provided by (used in) investing activities              258,344      (4,732,320)    (21,061,886)
                                                               ------------    ------------    ------------

Cash flows from financing activities:
   Decrease in due from Advisor                                           0               0         541,253
   Decrease in due to affiliate                                           0               0        (165,207)
   Distributions to shareholders                                 (5,569,283)     (5,566,609)     (4,839,766)
   Proceeds from issuance of shares of beneficial interest        1,435,954       1,450,478      16,540,907
   Purchase of treasury stock                                    (1,435,949)     (1,770,404)              0
   Increase in offering costs                                       (50,000)         (2,814)     (1,490,467)
                                                               ------------    ------------    ------------

   Net cash (used in) provided by financing activities           (5,619,278)     (5,889,349)     10,586,720
                                                               ------------    ------------    ------------

                                                                     (Continued)

                                             AMERICAN MORTGAGE INVESTORS TRUST
                                                 STATEMENTS OF CASH FLOWS
                                                        (continued)



                                                                   1996            1995            1994
                                                               ------------    ------------    ------------
Net decrease in cash and cash equivalents                        (1,414,384)     (6,042,746)     (7,413,276)

Cash and cash equivalents at beginning of year                    6,242,945      12,285,691      19,698,967
                                                               ------------    ------------    ------------

Cash and cash equivalents at end of year                       $  4,828,561    $  6,242,945    $ 12,285,691
                                                               ============    ============    ============

Supplemental schedule of noncash financial activities:

   Offering costs incurred (value of shares issued
     to the Advisor)                                           $          0    $      2,538    $   (123,340)
   Shares issued to the Advisor                                           0               0         123,340
   Treasury stock (return of shares issued to Advisor)                    0          (2,538)              0

   Decrease in deferred costs                                        58,418         112,479         287,952
   Increase in investments in loans                                 (58,418)        (74,130)       (156,989)
   Increase in investments in REMICs and GNMAs                            0         (38,349)       (130,963)
                                                               ------------    ------------    ------------

                                                               $          0    $          0    $          0
                                                               ============    ============    ============








See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1996, 1995 AND 1994



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

         On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 151,918 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in Gross Proceeds. Pursuant to the Redemption Plan as of December 31, 1996, 168,943 shares were redeemed for an aggregate price of $3,206,353. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment have been reduced by $319,987. In addition, during the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of December 31, 1996.

         The Company has invested principally in two types of mortgage investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and (ii) Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of December 31, 1996, all of the original Net Proceeds available for investment had been invested in permanent Mortagage Investments. As of December 31, 1996, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - Accounting Policies

         a) Basis of Accounting

         The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

         b) Cash and Cash Equivalents

         Cash and cash equivalents include temporary investments with original maturity dates equal to or less than 3 months and are carried at cost plus accrued interest, which approximates market.

         c) Loan Origination Costs

         Acquisition fees and expenses incurred for the investment of mortgage loans have been capitalized and are included in investment in loans. Loan origination costs are being amortized on the effective yield method over the lives of the respective mortgages.

         d) Organization and Offering Costs

         Costs incurred to organize the Company including, but not limited to, legal, accounting, and registration fees are considered organization costs. These costs have been capitalized and are amortized on a straight line basis over a 60-month period.

         Costs incurred to sell shares including brokerage and nonaccountable expense allowance are considered offering costs. These costs are charged directly to shareholders' equity.

         e) Income Taxes

         The Company has qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed. No provision for federal income taxes has been made in the financial statements, as the Company believes it is in compliance with the Code and has distributed all of its Taxable Income.

         f) Net Income Per Weighted Average Share

         Net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1996, 1995 and 1994 were 3,972,625, 3,896,620 and 3,638,977, respectively.

         g) Investments in Mortgage-Backed Securities

         The Company follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities". At December 31, 1996 and 1995, the Company has classified its securities as available-for-sale.

         Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 2 - Accounting Policies continued)

separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

         Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses for securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

         h) Reclassifications

         Certain prior year amounts have been reclassified to conform with current year presentation.

         i) Use of Estimates

         Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

         j) Financial Instruments

         The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments held by the Company include cash and cash equivalents, investments in loans, investment in REMIC and GNMA Certificates and FHA Insured Project Loan, interest receivable and accounts payable and accrued expenses.

         For cash and cash equivalents, investments in loans, interest receivable and accounts payable and accrued expenses the carrying amounts are a reasonable estimate of fair value. The investment in REMIC and GNMA Certificates and FHA Insured Project Loan are carried at fair value.

         k) Accounting by Creditors for Impairment of a Loan

         Effective January 1, 1995, the Company has adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

         SFAS No. 114 made certain changes to existing accounting principles applicable to in-substance foreclosures and restructured loans. SFAS No. 114 substantially narrows the definition of an in-substance foreclosure to situations in which the lender has physical possession of the collateral.

         SFAS No. 114 was amended by SFAS No. 118 which allows for existing income recognition practices to continue. The implementation of SFAS Nos. 114 and 118 did not have any impact on the financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 3 - Investments in Loans

         The Company originally funded five Originated Mortgages (excluding GNMAs-see Note 4), five non-interest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $44,371,200.

         Information relating to investments in Originated Mortgages and Additional Loans for the years ended December 31, 1996 and 1995 are as follows:


Investments in loans -  January 1, 1995                            $ 33,284,852

Additions:
   Columbiana Originated Mortgage                      8,683,000
   Columbiana Originated Mortgage - unadvanced        (1,130,900)
                                                      ----------
   Columbiana total advanced                           7,552,100
   Columbiana advanced in 1994                        (2,551,018)
                          ----                        ----------
   Columbiana-advanced in 1995                                        5,001,082
   Stonybrook Originated Mortgage                      8,500,000
   Stonybrook Originated Mortgage - unadvanced        (7,889,791)
                                                      ----------
   Stonybrook advanced in 1995                                          610,209
   Stonybrook equity loan                                               763,909
   Columbiana-loan origination costs                                     58,152
   Stonybrook - loan origination costs                                  360,468
                                                                   ------------
                                                                     40,078,672
                                                                   ------------
Deductions:
   Amortization of Additional Loans                                    (312,165)
   Amortization of loan origination costs                              (105,089)
   Collection of principal - Cove                                       (43,288)
                  - Oxford                                              (59,521)
                  - Town and Country                                    (61,476)
                                                                   ------------
                                                                       (581,539)
                                                                   ------------

Investments in loans, December 31, 1995                            $ 39,497,133

Additions:
   Columbiana Originated Mortgage                      8,683,000
   Columbiana Originated Mortgage - unadvanced          (666,872)
                                                      ----------
   Columbiana total advanced                           8,016,128
   Columbiana advanced in 1995 and 1994               (7,552,100)
                                                      ----------
   Columbiana-advanced in 1996                                          464,028
   Columbiana-loan origination costs                                      5,395

   Stonybrook Originated Mortgage                      8,500,000
   Stonybrook Originated Mortgage - unadvanced        (2,205,337)
                                                      ----------
   Stonybrook total advanced                           6,294,663
   Stonybrook advanced in 1995                          (610,209)
                                                      ----------
   Stonybrook advanced in 1996                                        5,684,454
   Stonybrook - loan origination costs                                   54,023
                                                                   ------------
                                                                     45,704,033
                                                                   ------------
Deductions:
   Amortization of Additional Loans                                    (372,916)
   Amortization of loan origination costs                              (104,426)
   Collection of principal - Cove                                       (46,706)
                  - Oxford                                              (64,222)
                  - Town and Country                                    (66,167)
                                                                   ------------
                                                                       (654,437)
                                                                   ------------

Investments in loans - December 31, 1996                           $ 45,049,596
                                                                   ============

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investments in Loans

Information relating to investments in Originated Mortgages and Additional Loans as of December 31, 1996 and 1995 is as follows:

                               Date of
                               Invest-              Amounts Advanced
                                ment/     ---------------------------------------------------
                                Final                                                 Total
                               Maturity   Additional      Bridge       Mortgage      Amounts
Property           Description   Date        Loans         Loans         Loans       Advanced
--------           ----------- --------   ----------   -----------   -----------   -----------
The Cove Apts      308         Dec. 93   $   840,500   $    84,210   $ 6,800,000   $ 7,724,710
Houston,           Apartment   Jan. 29                        (D)
TX (A)             Units       (E)

Oxford on          405         Dec. 93     1,156,000       115,790     9,350,000    10,621,790
Greenridge         Apartment   Jan. 29                         (D)
Apts               Units       (E)
Houston,
TX (A)

Town &             330         Apr. 94     1,039,000          None     9,348,000    10,387,000
Country IV         Apartment   May 29
Apts               Units       (F)
Urbana,
IL (B)

Columbiana         204         Apr. 94       563,000          None     8,016,128     8,579,128
Lakes Apts         Apartment   Nov. 35
Columbia,          Units       (G)
SC (C)

Stony Brook        125         Dec. 95       763,909          None     6,294,663     7,058,572
Village II Apts    Apartment   June 37
East Haven,        Units       (G)
CT (H)

                                         -----------------------------------------------------
Total                                    $ 4,362,409   $   200,000   $39,808,791   $44,371,200
                                         =====================================================

                                      Total
                                     Amounts
                                    Advanced                     Loan
                      Amounts          and     Outstanding    Origination   Accumulated
Property            Unadvanced     Unadvanced  Loan Balance      Costs      Amortization
--------            ----------     ----------  ------------      -----      ------------
The Cove Apts      $         0   $ 7,724,710   $ 7,513,614   $   444,215   $   307,952
Houston,
TX (A)

Oxford on                    0    10,621,790    10,331,531       610,814       423,522
Greenridge
Apts
Houston,
TX (A)

Town &                       0    10,387,000    10,225,529       603,895       313,914
Country IV
Apts
Urbana,
IL (B)

Columbiana             666,872     9,246,000     8,579,128       529,803       149,039
Lakes Apts
Columbia,
SC (C)

Stony Brook          2,205,337     9,263,909     7,058,572       413,491        66,569
Village II Apts
East Haven,
CT (H)
                   -------------------------------------------------------------------

Total              $ 2,872,209   $47,243,409   $43,708,374   $ 2,602,218   $ 1,260,996
                   ===================================================================

                                                  Interest
                                                   Earned
                   Final Balance Final Balance     by the                       Net
                    At December   At December     Company      Less 1996     Interest
Property             31, 1996(I)   31, 1995      for 1996    Amortization     Earned
--------             --------      --------      --------    ------------     ------
The Cove Apts      $ 7,649,877   $ 7,797,927   $   604,479   $   101,344   $   503,135
Houston,
TX (A)

Oxford on           10,518,823    10,722,421       845,682       139,376       706,306
Greenridge
Apts
Houston,
TX (A)

Town &              10,515,510    10,698,339       824,654       116,662       707,992
Country IV
Apts
Urbana,
IL (B)

Columbiana           8,959,892     8,546,769       671,018        56,300       614,718
Lakes Apts
Columbia,
SC (C)

Stony Brook          7,405,494     1,731,677       397,526        63,660       333,866
Village II Apts
East Haven,
CT (H)
                   -------------------------------------------------------------------

Total              $45,049,596   $39,497,133   $ 3,343,359   $   477,342   $ 2,866,017
                   ===================================================================


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

(I) Aggregate cost for federal income tax purposes is $ 45,707,370

NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project
         Loan

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

         Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan for the years ended December 31, 1996 and 1995:

              Investments in REMIC and GNMA Certificates and FHA Insured
                Project Loan - January 1, 1995                                                  $18,953,841

              Additions:

                FHA Insured Project Loan (092-11005)                                              3,374,679
                Amortization of Discount                                                             54,490
                Origination of Costs                                                                115,046
                Gain on Sale of GNMAs                                                                 1,596
                Gain on Sale of FHA Insured Project Loan                                              1,124
                                                                                                -----------

                                                                                                 22,500,776
                                                                                                -----------
              Deductions:

                Principal Repayments (Sales) of GNMA                                                (87,819)
                Principal Repayments (Sales) of REMIC                                            (1,061,809)
                Principal Repayments (Sales) of FHA Insured Project Loan                            (37,460)
                Proceeds from Sale of REMIC Certificates                                         (4,092,188)
                Loss on Sale of REMIC Certificates                                                 (441,967)
                Amortization of REMIC Premium                                                       (24,149)
                                                                                                -----------

                                                                                                 (5,745,392)
                                                                                                -----------

NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

              Amortized Cost at December 31, 1995                                               $16,755,384

              Change in net unrealized loss on securities available for sale                      2,572,134
                                                                                                -----------

              Fair value at December 31, 1995                                                   19,327,518

              Additions:

                  Amortization of Discount                                                           43,376
                                                                                                -----------


                                                                                                 19,370,894
                                                                                                -----------


              Deductions:

                Principal Repayments (Sales) of GNMA Certificates                                   (95,396)
                Principal Repayments (Sales) of REMIC Certificates                               (1,149,123)
                Principal Repayments (Sales) of FHA Insured Project Loan                            (44,598)
                Proceeds from Sale of REMIC Certificates                                         (4,940,625)
                Loss on Sale of REMIC Certificates                                                 (408,692)
                Loss on Sale of GNMA Certificates                                                    (5,689)
                Loss on Sale of FHA Insured Project Loan                                             (1,594)
                Amortization of REMIC Premium                                                       (19,523)
                                                                                                -----------

                                                                                                 (6,665,240)
                                                                                                -----------

              Amortized Cost at December 31, 1996                                                12,705,654
              (including unrealized loss of $59,063 at December 31, 1995)

              Change in net unrealized loss on securities available for sale                        (22,323)
                                                                                                -----------

              Carrying value at December 31, 1996                                               $12,683,331
                                                                                                ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

         Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of December 31, 1996 and 1995 is as follows:

                                    Date                    Original
                                 Purchased                  Purchase
                                  /Final        Stated        Price       Principal
                 Certificate      Payment      Interest     Including    at December
Seller              Number          Date         Rate      Prem/(Disc)     31, 1996
------           -----------     ---------     --------    -----------   -----------
GNMA Certificates
Bear Stearns        355540       7/27/94        7.13%     $2,407,102     $2,608,716
Malone                           3/15/29
Mortgage            382486       7/28/94        8.50%      2,197,130     2,180,702
                                 8/15/29
Goldman Sachs       328502       7/29/94        8.25%      3,928,615     3,783,812
                                 7/15/29
REMIC Certificates
Bear Stearns        1992-17G(1)  8/27/93        6.50%     10,160,938             0
                                 Sold (1)
Bear Stearns        G-024C(2)    10/26/93       4.85%      4,838,600             0
                                 Sold(3)
Meridan Capital
Markets             1292ZA(3)    10/25/94       5.75%      1,721,291       338,738
                                 6/15/97
Meridan Capital
Markets             1992-153A(3) 10/25/94       5.25%        258,357        61,418
                                 9/25/97
Meridan Capital
Markets             1580A(3)     10/27/94       6.50%        742,538       214,548
                                 9/15/98
Meridan Capital
Markets             1258C(3)     11/9/94        7.35%        269,658        28,785
                                 5/15/04
FHA Insured
  Loan Project
Donaldson,
Lufkin &
Jenrette            092-11005    1/3/95         8.60%      3,374,679     3,408,238
                                 4/1/19
                                                         -----------    -----------

Total                                                    $29,898,908    $12,624,957
                                                         ===========    ===========




                                                           Loan
                         Premium        Accumulated     Origination       Unrealized         Final
                        (Discount)     Amortization        Costs          Gain(Loss)        Balance
                        at December     at December     at December      at December      at December
                          31, 1996        31, 1996        31, 1996         31, 1996        31, 1996
                        -----------    ------------     -----------      -----------      -----------
GNMA Certificates
Bear Stearns           ($241,306)        $49,281          $80,707          $29,593       $2,526,991
Malone
Mortgage                  (8,177)          1,744           74,064          (21,290)       2,227,043

Goldman Sachs             (3,545)            822          128,873         (107,232)       3,802,730

REMIC Certificates
Bear Stearns                    0              0                0                0                0

Bear Stearns                    0              0                0                0                0

Meridan Capital
Markets                   (3,493)          3,493           11,429          (12,134)         338,033

Meridan Capital
Markets                   (1,305)          1,305            2,049           (2,386)          61,081

Meridan Capital
Markets                   (1,475)          1,475            7,264           (6,996)         214,816

Meridan Capital
Markets                       108           (108)             985             (991)          28,779

FHA Insured
  Loan Project
Donaldson,
Lufkin &
Jenrette                (112,898)         36,127          112,341           40,050        3,483,858
                       ---------         -------         --------         --------      -----------

Total                  ($372,091)        $94,139         $417,712         ($81,386)     $12,683,331
                       =========         =======         ========         ========      ===========

                                          Interest
                          Final            Earned
                         Balance           by the                            Net
                       at December        Company          1996            Interest
                         31, 1995         for 1996      Amortization        Earned
                       -----------        ---------     ------------       -------
GNMA Certificates
Bear Stearns           $2,628,912         $186,501          $20,468       $206,969
Malone
Mortgage                2,268,623          185,803              723        186,526

Goldman Sachs           3,966,233          314,666              343        315,009

REMIC Certificates
Bear Stearns            5,098,406          230,357         (19,523)        210,834

Bear Stearns                    0                0                0              0

Meridan Capital
Markets                 1,013,800           37,563            2,076         39,639

Meridan Capital
Markets                   151,388            5,373              666          6,039

Meridan Capital
Markets                   470,090           21,523              906         22,429

Meridan Capital
Markets                   158,324            6,124                0          6,124

FHA Insured
  Loan Project
Donaldson,
Lufkin &
Jenrette                3,571,742          294,895           18,194        313,089
                      -----------       ----------          -------     ----------

Total                 $19,327,518       $1,282,805          $23,853     $1,306,658
                      ===========       ==========          =======     ==========


                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

(1) On October 15, 1993 the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On November 4, 1993 and February 1, 1994, the Company sold $200,000 and $200,000, respectively, of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. Also on March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472. Also on August 15, 1996, the Company sold the remaining balance of the temporary and permanent portion of the REMIC Certificate which totaled $5,100,000. The realized loss on this sale was $328,895.

         The REMIC Certificate represented beneficial ownership interest in Fannie Mae REMIC Trust 1992-17. The assets of the trust consisted primarily of interests in a separate trust which held Fannie Mae Guaranteed Pass-Through Certificates (the "MBS Certificates"), each of which represented a beneficial interest in a pool of first lien, fixed-rate residential mortgage loans (the "Mortgage Loans").

         The Company was entitled to monthly interest payments on the outstanding principal amount of the REMIC Certificate.

(2) Represented an FHLMC Mortgage Participation Certificate. On May 4, 1994, the Company allocated $2,419,300 of the principal face value as a permanent Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based upon such allocation, compensation was paid to the Advisor. On May 5, 1994, the Company sold $1,000,000 of the permanent portion of the Mortgage Participation Certificate and on October 11, 1994, the Company sold the remaining balance of the temporary and permanent portions of the Mortgage Participation Certificate which totaled $3,838,600. Pursuant to the Advisor's Reimbursement Undertaking, the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the permanent investment portion of the certificate which was sold. A loss of $297,836 was recorded on these sales in 1994.

(3) Purchased as a permanent investment using a portion of the proceeds from the sale of FHLMC REMIC Certificate #G-024C. See (2) above.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

         The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at December 31, 1996 and 1995 are as follows:


                                                   Unrealized                                          Unrealized
                                  Amortized           Gain              Fair          Amortized           Gain              Fair
                                   Cost at         (Loss) at          Value at         Cost at          (Loss) at         Value at
                                  December          December          December         December          December         December
Security                          31, 1996          31, 1996          31, 1996         31, 1995          31, 1995         31, 1995
--------                       ------------      ------------      ------------     ------------      ------------      ------------
FHA Insured
  Project Loan                 $  3,443,808      $     40,050      $  3,483,858     $  3,471,806      $     99,936      $  3,571,742
Fannie Mae
  REMICs                             63,467            (2,386)           61,081        5,450,047          (200,253)        5,249,794
Federal
  Home Loan
  REMICs                            601,749           (20,121)          581,628        1,729,483           (87,269)        1,642,214
Ginnie Mae
  Certificates                    8,655,693           (98,929)        8,556,764        8,735,245           128,523         8,863,768
                               ------------      ------------      ------------     ------------      ------------      ------------

                               $ 12,764,717      $    (81,386)     $ 12,683,331     $ 19,386,581      $    (59,063)     $ 19,327,518
                               ============      ============      ============     ============      ============      ============



              The change in the unrealized loss for the years ended December 31, 1996 and 1995 were as follows:

              Unrealized loss at December 31, 1994         $  (2,631,197)
              Sale of securities during the year
                ended December 31, 1995 included in
                unrealized loss at December 31, 1994             887,415
              Unrealized gain on securities purchased
                during the year ended
                December 31, 1995                                 99,936
              Unrealized gain on securities held
                at December 31, 1995 and
                December 31, 1994                              1,584,783
                                                            ------------

              Unrealized loss at December 31, 1995               (59,063)
                                                            ------------

              Sale of securities during the year
                ended December 31, 1996 included in
                unrealized loss at December 31, 1995             248,254
              Unrealized loss on securities held
                at December 31, 1996 and
                December 31, 1995                               (270,577)
                                                            ------------

              Unrealized loss at December 31, 1996          $    (81,386)
                                                            ============

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

         For the year ended December 31, 1996, proceeds from the sale of REMICs were $4,940,625 from the August 15, 1996 sale. The realized loss on this sale in the amount of $328,895 (including acquisition fees and expenses) in addition to losses of $87,080 (including acquisition fees and expenses) on principal repayments of REMICs, GNMAs and FHA Insured Project Loan, resulted in a net loss of $415,975 for the year ended December 31, 1996.


NOTE 5 - Related Party Transactions

         The Company has entered into an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated as a percentage of total assets invested by the Company which totaled approximately $376,000, $340,000 and $233,000 for the years ended December 31, 1996, 1995 and 1994, respectively; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of December 31, 1996 and 1995, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated as a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $722,000 as of December 31, 1996 and $2,545,000 and
$664,000 as of December 31, 1995); and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company. The costs and expenses incurred for the years ended December 31, 1996, 1995 and 1994 were approximately $131,000, $187,000 and
$227,000, respectively.

         The Company paid commissions of up to 6% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Advisor. The Dealer Manager received commissions of 6% of the aggregate purchase price of shares sold through the Reinvestment Plan during the Offering. At December 31, 1996 and 1995, the Company has paid $4,943,069 of commissions and due diligence to broker-dealers (including $98,655 to the Dealer Manager).

         In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of December 31, 1996 and 1995; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of December 31, 1996 and 1995 and is included in other income during the year ended December 31, 1994; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS



NOTE 6  -   Subsequent Event

         On February 14, 1997, a distribution of $1,403,765 and $17,656 was paid to the Investors and the Advisor, respectively, representing the 1996 fourth quarter distribution. The distribution has been funded from cash collections of debt service payments and interest income through approximately the distribution date, February 14, 1997.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III

Item 10. Directors and Executive Officers of the Registrant.

         The Trustees are responsible for the management and control of the affairs of the Company but have retained the Advisor to manage the Company's day-to-day affairs and have delegated to the Advisor responsibilities with respect to, among other things, overseeing the portfolio of Mortgage Investments and the acquisition and disposition of investments.

         The Trustees and Executive Officers of the Company are as follows:

             Name         Age           Offices Held           Year First Became
             ----         ---           ------------           Officer/Trustee
                                                               -----------------

         J. Michael Fried 52    Trustee, President,                1991
                                Chairman of the Board
                                and Chief Executive Officer

         Peter T. Allen   51    Trustee                            1991

         Arthur P. Fisch  55    Trustee                            1991

         Stuart J. Boesky 40    Executive Vice President           1991
                                and Chief Operating Officer

         Alan P. Hirmes   42    Senior Vice President and          1991
                                Chief Financial Officer

         Mark J. Schlacter46    Vice President                     1993

         Richard A. Palermo36   Treasurer and
                                Chief Accounting Officer           1997

         Lynn A. McMahon  41    Secretary                          1993


         J. MICHAEL FRIED, age 52, is Trustee, President, Chairman of the Board and Chief Executive Officer of the Company, is Director and President of the Advisor and is the sole shareholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all syndication, finance, acquisition and investor reporting activities of Related and its Affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

         PETER T. ALLEN, age 51, is President of Peter Allen & Associates, Inc., a real estate development, consulting, brokerage and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen is an Independent Trustee.

         ARTHUR P. FISCH, age 55, has been an attorney in private practice specializing in real property and securities law since October 1987, with Arthur
P. Fisch, P.C. and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of millions of dollars in residential real estate. Mr. Fisch was the Corporate General Partner in four public real estate funds and responsible for the acquisition of several thousand apartment units. He was also in charge of the Subsidized Housing and Cable TV groups at E.F. Hutton's Direct Investment Department. Mr. Fisch received a B.B.A. from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania. Mr. Fisch is an Independent Trustee.

         STUART J. BOESKY, age 40, is Executive Vice President and Chief Operating Officer of the Company and is a Senior Vice President and a Managing Director of the Advisor. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky is the sole shareholder of one of the general partners of Related. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

         ALAN P. HIRMES, age 42, is a Senior Vice President and Chief Financial Officer of the Company and is Senior Vice President of the Advisor. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also the sole shareholder of one of the general partners of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

         MARK J. SCHLACTER, age 46, is a Vice President of the Company. Mr. Schlacter is a Vice President of Mortgage Acquisitions of Related, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

         RICHARD A. PALERMO, 36, is Treasurer and Chief Accounting Officer of the Company and is Treasurer of the Advisor. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

         LYNN A. McMAHON, age 41, is Secretary of the Company and of the Advisor. She has served since 1983 as assistant to J. Michael Fried. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission (the "Commission"). These persons are required by regulation of the Commission to furnish the Company with copies of all Section 16(a) forms they file.

         Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 1996, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

The Advisor

         The Advisor is Related AMI Associates, Inc. The directors and executive officers of the Advisor are set forth below. These officers of the Advisor may also provide services to the Company on behalf of the Advisor.

         Related AMI Associates, Inc.

                                                              Year First Became
                Name        Age           Offices Held        Officer/Director
                ----        ---           ------------        ----------------
         J. Michael Fried     52      Director and President        1991

         Stuart J. Boesky     40      Director and
                                      Senior Vice President         1991

         Alan. P. Hirmes      42      Senior Vice President         1991

         Richard A. Palermo   36      Treasurer                     1997

         Lynn A. McMahon      41      Secretary                     1991

         Biographical information with respect to Messrs. Fried, Boesky, Hirmes, Palermo and Ms. McMahon is set forth above.


Item 11. Executive Compensation.

         The Company has six executive officers and three Trustees (two of whom are Independent Trustees). The Company does not pay or accrue any fees, salaries or other forms of compensation to its officers. Independent Trustees receive compensation for serving as Trustees at the rate of $10,000 per year. Certain directors and officers of the Advisor and certain officers of the Company receive compensation from the Advisor and its affiliates for services performed for various affiliated entities, which may include services performed for the Company. Such compensation may be based in part on the performance of the Company; however, the Advisor believes that any compensation attributable to services performed for the Company is immaterial. See also Note 5 to the financial statements above in Item 8, Financial Statements and Supplementary Data, which is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

         As of December 31, 1996, no person was known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company. The Advisor purchased 10,000 Shares at an aggregate purchase price of $200,000 prior to the Offering. In addition, pursuant to the terms of the Offering and the Advisory Services Agreement, the Company will issue shares to the Advisor in an amount which will equal (after such issuance) 1% of the shares of the Company as compensation for services rendered in connection with the organization of the Company. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased by the Advisor, however as a result of shares being redeemed the Advisor was required to return 172 shares. As of December 31, 1996, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share). Such costs have been charged directly to shareholders' equity as part of offering costs. As of December 31, 1996, J. Michael Fried, Trustee of the Trust, owned 1,920 shares of the Trust. No other directors and officers or trustees of the Advisor or the Company own any shares of the Company.

Item 13. Certain Relationships and Related Transactions.

         The Company has and will continue to have certain relationships with the Advisor and its affiliates, as discussed in Item 11, Executive Compensation and Note 5 to Item 8, Financial Statements and Supplementary Data. However, there have been no direct financial transactions between the Company and the directors and officers of the Advisor.

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                Sequential
(a) 1.   Financial Statements                                                     Page
         --------------------                                                     ----
         Independent Auditors' Report                                             17

         Balance Sheets at December 31, 1996 and 1995                             18

         Statements of Income for the years ended December 31,                    19
         1996, 1995 and 1994

         Statements of Changes in Shareholders' Equity  for the                   20
         years ended December 31, 1996, 1995 and 1994

         Statements of Cash Flows for the years ended December                    22
         31, 1996, 1995 and 1994

         Notes to Financial Statements                                            24

(a) 2.   Financial Statement Schedules

         All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.   Exhibits

1(a) Dealer Manager Agreement, dated March 29, 1993 as previously filed as an Exhibit to Amendment No. 3 dated
         March 23, 1993 to Registrant's Registration Statement
         No. 33-42481.

1(b) Form of Soliciting Dealer Agreement as previously filed as an Exhibit to Amendment No. 3 dated March 23, 1993 to
         Registrant's Registration Statement No. 33-42481.

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

10(u)    Rockport Mortgage Corporation Mortgage Note in the principal amount of
         $8,500,000 dated December 15, 1995, as previously filed as an Exhibit to Current Report on Form 8-K dated December 15, 1995.

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

                                                                                           Sequential
                                                                                              Page
                                                                                          -----------
23(a)    Consent of KPMG Peat Marwick LLP with respect to incorporation by reference in its report in the Company's Registration Statement on
         Form S-3                                                                              47

23(b)    Consent of Hidalgo, Banfill, Zlotnick and Kermali, P.C.
         with respect to incorporation to reference on its report
         in the Company's Registration Statement on Form S-3.                                  48

27       Financial Data Schedule (filed herewith)                                              107

99.      Additional Exhibits

99(a)    The Financial Statements of Cove Apartments, L.L.C., a Limited
         Liability Company which owns and operates a multifamily housing project known as the Cove Apartments located in Houston, Texas, as required by
         Staff Accounting Bulletin No. 71.                                                     51

99(b)    The Financial Statements of Oxford Apartments, L.L.C., a Limited
         Liability Company which owns and operates a multifamily housing project known as the Oxford Apartments located in Houston, Texas, as required
         by Staff Accounting Bulletin No. 71.                                                  80


(b)      Reports on Form 8-K

         No reports on Form 8-K were filed during the quarterly period ended
         December 31, 1996.

                                   SIGNATURES



         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)




Date:  March 27, 1997               By:   /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Senior Vice President and
                                          Chief Financial Officer


Date:  March 27, 1997               By:   /s/ Richard A. Palermo
                                          ----------------------
                                          Richard A. Palermo
                                          Treasurer and Chief Accounting Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                                 Title                                           Date
     ---------                                 -----                                           ----
/s/ J. Michael Fried           Trustee, President, Chairman of the Board,                 March 27, 1997
-------------------------      and Chief Executive Officer
J. Michael Fried

/s/ Peter T. Allen
-------------------------      Trustee                                                    March 27, 1997
Peter T. Allen

/s/ Arthur P. Fisch
-------------------------      Trustee                                                    March 27, 1997

Arthur P. Fisch

/s/ Alan P. Hirmes             Senior Vice President and Chief Financial Officer          March 27, 1997
-------------------------
Alan P. Hirmes

/s/ Richard A. Palermo
-------------------------      Treasurer  and Chief Accounting Officer                    March 27, 1997
Richard A. Palermo