Form 10-Q
period 1997-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1997-05-20
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

                                       OR

 -----  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23972



                        AMERICAN MORTGAGE INVESTORS TRUST
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                      13-6972380
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                         10022
----------------------------------------                -------------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code (212)421-5333


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
                                   (Unaudited)


                                                ============      =============
                                                  March 31,        December 31,
                                                    1997              1996
                                                ------------      -------------
ASSETS

Investments in loans (Note 2)                    $46,371,107        $45,049,596
Investment in REMIC and GNMA
   Certificates and FHA
   Insured Project Loan (Note 3)                  12,231,180         12,683,331
Cash and cash equivalents                          3,784,312          4,828,561
Organization costs (net of
   accumulated amortization
   of $37,500 and $35,000,
   respectively)                                      12,500             15,000
Deferred costs                                         9,549             12,581
Accrued interest receivable                          544,248            558,146
                                                 -----------        -----------
    Total assets                                 $62,952,896        $63,147,215
                                                 ===========        ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and
    accrued expenses                             $    53,589        $    99,768
   Due to affiliates (Note 4)                      1,002,764            886,783
                                                 -----------        -----------
Total liabilities                                  1,056,353            986,551
                                                 -----------        -----------

Commitments (Note 5)

Shareholders' equity:
   Shares of beneficial interest;
    $.10 par value; 12,500,000
    shares authorized; 4,028,872
    and 4,010,000 shares issued
    and outstanding, respectively                    402,888            401,001
   Treasury stock; $.10 par value;
    169,115 and 169,115 shares,
    respectively                                     (16,912)           (16,912)
   Additional paid-in capital                     69,206,257         68,849,567
   Accumulated deficit                            (7,477,702)        (6,991,606)
   Net unrealized loss on marketable
    securities (Note 3)                             (217,988)           (81,386)
                                                 -----------        -----------

Total shareholders' equity                        61,896,543         62,160,664
                                                 -----------        -----------
Total liabilities and shareholders'
   equity                                        $62,952,896        $63,147,215
                                                 ===========        ===========

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Operations
                                   (Unaudited)

                                        ==================================
                                                 Three Months Ended
                                                      March 31,
                                        ----------------------------------
                                           1997                    1996
                                        ----------             -----------
Revenues:
   Interest income:
    Mortgage loans (Note 2)             $  776,512             $   607,752
    REMIC and GNMA
      Certificates and
      FHA Insured
    Project Loan (Note 3)                  260,241                 362,164
    Temporary investments                   43,916                  68,086
                                        ----------             -----------
    Total revenues                       1,080,669               1,038,002
                                        ----------             -----------

Expenses:
   General and administrative               34,706                  33,510
   General and administrative -
    related parties(Note 4)                115,799                 138,262
   Realized (gain) loss on sale of
    REMICs and GNMAs and
    FHA Insured Project Loan
   (Note 3)                                  9,996                  (1,082)
   Amortization                              2,500                   2,500
                                        ----------             -----------
    Total expenses                         163,001                 173,190
                                        ----------             -----------
     Net income                         $  917,668             $   864,812
                                        ==========             ===========
    Net income per weighted
    average share                       $      .23             $       .22
                                        ==========             ===========

                 See accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)



                         Shares of Beneficial
                              Interest              Treasury Stock                                  Net Unrealized Loss
                        ----------------------   --------------------   Additional     Accumulated     on Securities
                          Shares       Amount     Shares      Amount   Paid-in Capital    Deficit    Available for Sale   Total
                        ----------   ---------   ---------   --------  ---------------  ----------- -------------------  ---------
Balance at
   January 1, 1997       4,010,000   $401,001    (169,115)   $(16,912)   $68,849,567    $(6,991,606)     $ (81,386)     $62,160,664
Net Income                       0          0           0           0              0        917,668              0          917,668
Distributions                    0          0           0           0              0     (1,403,764)             0       (1,403,764)
Issuance of shares of
   beneficial interest
   (Note 4)                 18,872      1,887           0           0        356,690              0              0          358,577
Change in net unrealized
   loss on
   securities available
   for sale (Note 3)             0          0           0           0              0              0       (136,602)        (136,602)
                         ---------   --------    --------    --------    -----------    -----------      ---------      -----------

 Balance at
   March 31, 1997        4,028,872   $402,888    (169,115)   $(16,912)   $69,206,257    $(7,477,702)     $(217,988)     $61,896,543
                         =========   ========    ========    ========    ===========    ===========      =========      ===========

                 See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                     ==========================
                                                       Three Months Ended
                                                            March 31,
                                                     --------------------------
                                                         1997           1996
                                                     --------------------------
Cash flows from operating activities:
   Net income                                        $   917,668      $ 864,812
                                                     -----------      ---------
Adjustments to reconcile net income
   to net cash provided by
   operating activities
   Amortization expense -
    organization costs                                     2,500          2,500
   Amortization expense -
    loan premium and origination costs                   119,207        119,382
   Amortization of REMIC premium                               0          5,863
   Amortization of REMIC and
    GNMA and FHA Insured
    Project Loan discount                                 (9,869)       (12,514)
   (Gain) loss on sale of REMIC certificates               9,406           (398)
   (Gain) loss on sale of GNMAs                              457           (394)
   (Gain) loss on sale of FHA Insured
    Project Loan                                             134           (290)
Changes in operating assets and liabilities:
   Decrease (increase) in accrued interest
    receivable                                            13,898        (39,396)
   Increase in due to affiliates                         115,981         29,847
   Decrease in accounts payable
    and accrued expenses                                 (46,179)       (21,551)
                                                     -----------      ---------
    Total adjustments                                    205,535         83,049
                                                     -----------      ---------
   Net cash provided by operating
    activities                                         1,123,203        947,861
                                                     -----------      ---------

Cash flows used in investing activities:
   Investments in loans                               (1,484,076)      (471,205)
   Principal repayments of loans                          46,390         43,035
   Principal repayments of GNMAs                          25,108         23,113
   Principal repayments of REMICs                        278,514        279,194
   Principal repayments of FHA Insured
    Project Loan                                          11,799         10,771
   Increase in deferred costs                                  0            (12)
                                                     -----------      ---------

   Net cash used in
    investing activities                              (1,122,265)      (115,104)
                                                     -----------      ---------

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                                 =========================
                                                                    Three Months Ended
                                                                         March 31,
                                                                 -------------------------
                                                                      1997          1996
                                                                 -------------------------
Cash flows used in financing activities:
   Increase in due to affiliates                                           0         50,000
   Distributions to shareholders                                  (1,403,764)    (1,403,765)
   Proceeds from issuance of shares of
    beneficial interest                                              358,577        365,444
   Purchase of treasury stock                                              0       (365,408)
   Increase in offering costs                                              0        (50,000)
                                                                 -----------    -----------

   Net cash used in financing activities                          (1,045,187)    (1,403,729)
                                                                 -----------    -----------
Net decrease in cash and
   cash equivalents                                               (1,044,249)      (570,972)

Cash and cash equivalents at
   beginning of period                                             4,828,561      6,242,945
                                                                 -----------    -----------
Cash and cash equivalents at
   end of period                                                 $3,784,312     $ 5,671,973
                                                                 ==========     ===========
  Supplemental schedule of non cash financial activities:

   Decrease in deferred costs                                    $     3,032    $     5,479
   Increase in investments in loans                                   (3,032)        (5,479)
                                                                 -----------    -----------
                                                                 $         0    $         0
                                                                 ===========    ===========

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 170,790 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1997, 168,943 shares were redeemed for an aggregate price of $3,206,353. As of March 31, 1997 the backlog of shares to be redeemed is $143,726. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment have been reduced by $319,987. In addition, during the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of March 31, 1997.

The Company has invested principally in two types of mortgage investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 1 - General (continued)

and sold to the Company  prior to the loans being fully funded and (ii)
Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of March 31, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

The Company also invests in REMICs and in CMOs or participations therein that are backed by single family and/or multifamily mortgage loans insured by FHA or mortgage certificates guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Due to the complexity of the REMIC structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the REMIC and GNMA Certificates upon sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1997 and the results of operations and its cash flows for the three months ended March 31, 1997 and 1996. However, the operating results for the three months ended March 31, 1997 may not be indicative of the results for the year.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 1 - General (continued)

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 2 - Investments in Loans

The Company originally funded five Originated Mortgages (excluding GNMAs-see
Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $45,855,276.

Information relating to investments in Originated Mortgages (excluding GNMAs-see
Note 3) and Additional Loans as of March 31, 1997 and December 31, 1996 are as follows:

Investments in loans - January 1, 1996                        $39,497,133

   Additions:

    Columbiana Originated Mortgage           8,683,000
    Columbiana Originated Mortgage -
      unadvanced                              (666,872)
                                            ----------
    Columbiana total advanced                8,016,128
    Columbiana advanced prior
       to 1996                              (7,552,100)
                                            ----------
    Columbiana-advanced in 1996                                   464,028
    Columbiana - loan origination
      costs                                                         5,395

    Stonybrook Originated Mortgage           8,500,000
    Stonybrook Originated Mortgage -
      unadvanced                            (2,205,337)
                                            ----------
    Stonybrook total advanced                6,294,663
    Stonybrook advanced prior to 1996         (610,209)
                                            ----------

    Stonybrook-advanced in 1996                                 5,684,454
    Stonybrook - loan origination
      costs                                                        53,023
                                                              -----------
                                                               45,704,033
                                                              -----------
   Deductions:

    Amortization of Additional Loans                             (372,916)
    Amortization of loan origination
      costs                                                      (104,426)
    Collection of principal - Cove                                (46,706)
      - Oxford                                                    (64,222)
      - Town and Country                                          (66,167)
                                                              -----------
                                                                 (654,437)
                                                              -----------

   Investments in loans - December 31, 1996                   $45,049,596

                                                                 (continued)

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 2 - Investments in Loans (continued)


Additions:

 Columbiana Originated Mortgage                8,683,000
 Columbiana Originated Mortgage -
   unadvanced                                   (406,105)
                                            ------------
 Columbiana total advanced                     8,276,895
 Columbiana advanced prior
   to 1997                                    (8,016,128)
                                            ------------
 Columbiana-advanced in 1997                                     260,767
 Columbiana - loan origination
   costs                                                           3,032

 Stonybrook Originated Mortgage                8,500,000
 Stonybrook Originated Mortgage -
   unadvanced                                   (982,028)
                                            ------------
 Stonybrook total advanced                     7,517,972
 Stonybrook advanced prior
   to 1997                                    (6,294,663)
                                            ------------
 Stonybrook-advanced in 1997                                   1,223,309
                                                             -----------
                                                              46,536,704
                                                             -----------
Deductions:

 Amortization of Additional Loans                                (93,229)
 Amortization of loan origination costs                          (25,978)
 Collection of principal - Cove                                  (12,242)
                         - Oxford                                (16,832)
                         - Town and Country                      (17,316)
                                                             -----------
                                                                (165,597)
                                                             -----------
Investments in loans - March 31, 1997                        $46,371,107
                                                             ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)
NOTE 2 - Investments in Loans

Information relating to investments in Originated Mortgages (excluding GNMAs - see Note 3) and Additional Loans as of March 31, 1997 and December 31, 1996 is as follows:

                               Date of
                                Invest-                        Amounts Advanced                                           Total
                                 ment/      ------------------------------------------------------                       Amount
                                 Final                                                     Total                         Advanced
                               Maturity       Equity        Bridge          Mortgage      Amounts        Amounts           and
Property          Description    Date          Loans         Loans           Loans        Advanced      Unadvanced      Unadvanced
--------          -----------  --------     ----------  --------------    -----------    ----------     -----------     -----------
The Cove Apts.    308           Dec. 93     $  840,500     $ 84,210       $ 6,800,000    $ 7,724,710    $         0     $ 7,724,710
Houston,          Apartment     Jan. 29                         (D)
TX (A)            Units         (E)

Oxford on         405           Dec. 93      1,156,000      115,790         9,350,000     10,621,790              0      10,621,790
Greenridge        Apartment     Jan. 29                         (D)
Apts.             Units         (E)
Houston,
TX (A)

Town &            330           Apr. 94      1,039,000        None          9,348,000     10,387,000              0      10,387,000
Country IV        Apartment     May 29
Apts.             Units         (F)
Urbana,
IL (B)

Columbiana        204           Apr. 94        563,000        None          8,276,895      8,839,895        406,105       9,246,000
Lakes Apts.       Apartment     Nov. 35
Columbia,         Units         (G)
SC (C)

Stony Brook       125           Dec. 95        763,909        None          7,517,972      8,281,881        982,028       9,263,909
Village II Apts.  Apartment     June 37
East Haven,       Units         (G)
CT (H)
                                            ---------------------------------------------------------------------------------------
Total                                       $4,362,409     $200,000       $41,292,867    $45,855,276     $1,388,133     $47,243,409
                                            =======================================================================================



                                                                                              Interest
                                                                                               Earned
                                  Loan                      Final Balance    Final Balance     by the                       Net
                   Outstanding  Origination   Accumulated      At March       At December     Company      Less 1997      Interest
Property          Loan Balance   Costs        Amortization     31, 1997       31, 1996 (I)    for 1997   Amortization      Earned
--------          ------------  -----------   ------------  -------------    -------------    --------   ------------    ----------
The Cove Apts.    $ 7,501,372   $  444,215    $  333,250    $ 7,612,337      $ 7,649,877      $150,044    $ 25,298        $124,746
Houston,
TX (A)

Oxford on          10,314,699      610,814       458,314     10,467,199       10,518,823       217,906      34,792         183,114
Greenridge
Apts.
Houston,
TX (A)

Town &             10,208,213      603,895       343,041     10,469,067       10,515,510       204,560      29,127         175,433
Country IV
Apts.
Urbana,
IL (B)

Columbiana          8,839,895      532,835       163,114      9,209,616        8,959,892       175,349      14,075         161,274
Lakes Apts.
Columbia,
SC (C)

Stony Brook         8,281,881      413,491        82,484      8,612,888        7,405,494       147,860      15,915         131,945
Village II Apts.
East Haven,
CT (H)
                  ----------------------------------------------------------------------------------------------------------------
Total             $45,146,060   $2,605,250    $1,380,203    $46,371,107      $45,049,596      $895,719    $119,207        $776,512
                  ================================================================================================================

(A) The interest rates for The Cove and Oxford are 7.625%-9.129% during the permanent loan period. In addition to the interest rate during the permanent loan period the Company will be entitled to 30% of the cash flow remaining after payment of 9.129% interest and accrued interest, if any. Payments at the rate of 9.129% are guaranteed by the developer for three years after closing of the loans.
(B) The interest rates for Town and Country are 7.375%-9.167% during the permanent loan period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of the cash flow remaining after payment of 9.167% interest.
(C) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest..
(D) Bridge loans were repaid in full on April 7, 1994.
(E) The Originated Mortgages have terms of 35 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.
(F) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.
(G) The Originated Mortgage has a term of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.
(H) The interest rates for Stony Brook are 7.75%-9.128% during the permanent loan period and 8.625% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 40% of the cash flow remaining after payment of 9.128% interest.
(I) Aggregate cost for federal income tax purposes is $45,707,370.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of March 31, 1997 and December 31, 1996:

Investments in REMIC and GNMA
   Certificates and FHA Insured
   Project Loan - January 1, 1996                 $19,327,518

   Additions:

    Amortization of Discount                           43,376
                                                  -----------
                                                   19,370,894
                                                  -----------
   Deductions:

    Principal Repayments (Sales) of GNMA
      Certificates                                    (95,396)
    Principal Repayments (Sales) of REMIC
      Certificates                                 (1,149,123)
    Principal Repayments (Sales) of
      FHA Insured Project Loan                        (44,598)
    Proceeds from sale of REMIC Certificates       (4,940,625)
    Loss on Sale of REMIC Certificates               (408,692)
    Loss on Sale of GNMA Certificates                  (5,689)
    Loss on Sale of FHA Insured Project Loan           (1,594)
    Amortization of REMIC Premium                     (19,523)
                                                  -----------
                                                   (6,665,240)
                                                  -----------
   Amortized Cost at December 31, 1996
   (including unrealized loss of $59,063
   at December 31, 1995)                           12,705,654

   Change in net unrealized loss on securities
    available for sale                                (22,323)
                                                  -----------
   Carrying value at December 31, 1996            $12,683,331

                                                                    (continued)
                                       14

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

   Additions:

    Amortization of Discount                         9,869
                                               -----------
                                                12,693,200
                                               -----------
   Deductions:

    Principal Repayments (Sales) of GNMA
      Certificates                                 (25,108)
    Principal Repayments (Sales) of REMIC
      Certificates                                (278,514)
    Principal Repayments (Sales) of
      FHA Insured Project Loan                     (11,799)
    Loss on Sale of REMIC Certificates              (9,406)
    Loss on Sale of GNMA Certificates                 (457)
    Loss on Sale of FHA Insured Project Loan          (134)
                                               -----------
                                                  (325,418)
                                               -----------
   Amortized Cost at March 31, 1997
   (including unrealized loss of $81,386
   at December 31, 1996)                        12,367,782

   Change in net unrealized loss on securities
    available for sale                            (136,602)
                                               -----------
   Carrying value at March 31, 1997            $12,231,180
                                               ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (Unaudited)

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of March 31, 1997 and December 31, 1996 is as follows:

                                         Date                    Original
                                       Purchased                 Purchase                     Premium     Accumulated
                                        /Final      Stated        Price         Principal    (Discount)  Amortization
                      Certificate       Payment    Interest     Including       at March      at March     at March
Seller                  Number           Date        Rate       Prem/(Disc)     31, 1997      31, 1997     31, 1997
------                -----------      ---------   --------     -----------     --------      --------     --------
GNMA Certificates
-----------------
Bear Stearns            0355540         7/27/94     7.125%      $ 2,407,102   $ 2,603,732    $(240,846)   $ 54,275
                                        3/15/29
Malone Mortgage         0382486         7/28/94     8.500%        2,197,130     2,177,746       (8,166)      1,922
                                        8/15/29
Goldman Sachs           0328502         7/29/94     8.250%        3,928,615     3,766,644       (3,529)        903
                                        7/15/29
REMIC Certificates
------------------
Bear Stearns            1992-17G(1)     8/27/93     6.500%       10,160,938             0            0           0
                                        Sold(1)
Bear Stearns            G-024C(2)      10/26/93     4.850%        4,838,600             0            0           0
                                        Sold(3)
Meridan Capital
  Markets               1292ZA(3)      10/25/94     5.750%        1,721,291       161,017       (1,661)      1,661
                                        6/15/97
Meridan Capital
  Markets               1992-153A(3)   10/25/94     5.250%          258,357        40,474         (860)        860
                                        9/25/97
Meridan Capital
  Markets               1580A(3)       10/27/94     6.500%          742,538       156,384       (1,075)      1,075
                                        9/15/98
Meridan Capital
  Markets               1258C(3)        11/9/94     7.350%          269,658         7,100           27         (27)
                                        5/15/04
FHA Insured Loan Project
------------------------
Donaldson,
  Lufkin &
  Jenrette              092-11005        1/3/95     8.600%        3,374,679     3,396,439     (112,508)     40,503
                                                                -----------   -----------    ---------    --------
                                         4/1/19
Total                                                           $29,898,908   $12,309,536    $(368,618)   $101,172
                                                                ===========   ===========    =========    ========


                     Loan                                                            Interest
                  Origination        Unrealized       Final          Final            Earned
                     Costs           Gain (Loss)     Balance        Balance           by the                              Net
                   at March           at March       at March        at Dec.          Company          1997            Interest
Seller             31, 1997           31, 1997       31, 1997       31, 1996         for 1996      Amortization         Earned
------            -----------        ----------      --------       --------         --------      ------------        --------
GNMA Certificates
-----------------
Bear Stearns       $ 80,553          $ (36,374)      $ 2,461,341    $ 2,526,991      $ 46,418        $5,093             $ 51,511

Malone Mortgage      73,963            (44,580)        2,200,885      2,227,043        46,298           180               46,478

Goldman Sachs       128,289           (125,663)        3,766,644      3,802,730        77,805            85               77,890

REMIC Certificates
------------------
Bear Stearns              0                  0                 0              0             0             0                    0

Bear Stearns              0                  0                 0              0             0             0                    0

Meridan Capital
 Markets              5,433             (5,853)          160,597        338,033         3,170             0                3,170

Meridan Capital
 Markets              1,350             (1,549)           40,275         61,081           445             0                  445

Meridan Capital
 Markets              5,295             (5,332)          156,347        214,816         2,861             0                2,861

Meridan Capital
 Markets                243               (296)            7,046         28,779           266             0                  266

FHA Insured Loan Project
------------------------
Donaldson,
 Lufkin &
 Jenrette           111,952              1,659         3,438,045      3,483,858        73,109         4,511               77,620
                   --------          ---------       -----------    -----------      --------        ------             --------
Total              $407,078          $(217,988)      $12,231,180    $12,683,331      $250,372        $9,869             $260,241
                   ========          =========       ===========    ===========      ========        ======             ========


                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)


certificate which was sold. A loss of $297,836 was recorded on these sales in 1994.

(3) Purchased as a permanent investment using a portion of the proceeds from the sale of FHLMC REMIC Certificate #G-024C. See (2) above.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at March 31, 1997 and December 31, 1996 are as follows:


                             Unrealized                            Unrealized
                  Amortized     Gain        Fair       Amortized      Gain        Fair
                   Cost at    (Loss) at    Value at     Cost at    (Loss) at    Value at
                    March      March         March     December     December    December
Security           31, 1997   31, 1997    31, 1997     31, 1996     31, 1996    31, 1996
--------         ----------  ----------   --------     --------    ----------   --------
FHA Insured
  Project Loan  $ 3,436,386 $   1,659   $ 3,438,045  $ 3,443,808   $ 40,050   $ 3,483,858
Fannie Mae
  REMICs             41,824    (1,549)       40,275       63,467     (2,386)       61,081
Federal
  Home Loan
  REMICs            335,471   (11,481)      323,990      601,749    (20,121)      581,628
Ginnie Mae
  Certificates    8,635,487  (206,617)    8,428,870    8,655,693    (98,929)    8,556,764
                ----------- ---------   -----------  -----------    --------  -----------
                $12,449,168 $(217,988)  $12,231,180  $12,764,717   $(81,386)  $12,683,331
                =========== =========   ===========  ===========   ========   ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)


The change in the unrealized loss for the three months ended March 31, 1997 and the year ended December 31, 1996 were as follows:

Unrealized loss at December 31, 1995             $ (59,063)
Sale of securities during the year
   ended December 31, 1996 included in
   unrealized loss at December 31, 1995            248,254
Unrealized loss on securities held
   at December 31, 1996 and 1995                  (270,577)
                                                 ---------
Unrealized loss at December 31, 1996               (81,386)
Sale of securities during the three months
   ended March 31, 1997 included in
   unrealized loss at December 31, 1996             10,143
Unrealized loss on securities held at
   March 31, 1997 and December 31, 1996           (146,745)
                                                 ---------
Unrealized loss at March 31, 1997                $(217,988)
                                                 =========

For the three months ended March 31, 1997, there were losses of $9,996 (including acquisition fees and expenses) on principal repayments of REMICs, GNMAs and the FHA Insured Project Loan.

Note 4 - Related Party Transactions

The Company has entered into an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated as a percentage of total assets invested by the Company which totaled $89,469 and $88,262 for the three months ended March 31, 1997 and 1996, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of March 31, 1997 and December 31, 1996 shares received by the Advisor totaled 38,309 at a total value of $565,058

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 4 - Related Party Transactions (continued)

($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated as a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $725,000 at March 31, 1997 and $2,545,000 and $722,000 at December 31, 1996); and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended March 31, 1997 and 1996 were $26,330 and $50,000, respectively.

The Company paid commissions of up to 6% of the aggregate purchase price of shares sold, subject to quantity discounts, as well as a non-accountable due diligence expense reimbursement in an amount up to .5% of Gross Proceeds to certain broker-dealers selected by the Dealer Manager and approved by the Advisor. The Dealer Manager received commissions of 6% of the aggregate purchase price of shares sold through the Reinvestment Plan during the Offering. At March 31, 1997 and December 31, 1996, the Company has paid $4,943,069 of commissions and due diligence to broker-dealers (including $98,655 to the Dealer Manager).

In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of March 31, 1997 and December 31, 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of March 31, 1997 and December 31, 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1997
                                   (Unaudited)

Note 5 - Subsequent Events

Pursuant to the Redemption Plan, on April 4, 1997, the Company redeemed approximately 18,873 shares for an aggregate price of $358,585 ($19 per unit).

On April 15, 1997, one of the Company's REMIC Certificates in the original amount of $269,658, which was purchased on November 9, 1994, matured. The REMIC had a principal balance at March 31, 1997 of $7,100.

On May 15, 1997, a distribution of $1,362,723 and $17,273 will be paid to the Investors and the Advisor, respectively, representing the 1997 first quarter distribution. The distribution will be funded from cash collections of debt service payments and interest income through approximately the distribution date, May 15, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the Advisor to the Company. As of November 30, 1994, the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 170,790 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1997, the Company redeemed 168,943 shares for an aggregate price of $3,206,353. As of March 31, 1997 the backlog of shares to be redeemed is $143,726. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment have been reduced by $319,987. During the Offering, the Advisor had received 38,481 shares pursuant to the terms of the Offering and Reinvestment Plan in addition to the 10,000 shares purchased. As a result of the shares being redeemed the Advisor was required to return 172 shares as of March 31, 1997.

During the three months ended March 31, 1997, cash and cash equivalents decreased approximately $1,044,000 primarily due to investments in loans ($1,484,000) and distributions to shareholders ($1,404,000), which exceeded cash provided by operating activities ($1,123,000), principal repayments of loans, GNMAs, REMICs and FHA Insured Project Loan ($362,000) and proceeds from issuance of shares of beneficial interest ($359,000). Included in the adjustments to reconcile the net income to cash flow from operations is net amortization in the amount of $112,000.

The Company has utilized the Net proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of De-velopments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of March 31, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

As of March 31, 1997, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $41,492,867 and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409 in connection with the permanent financing provided on five Developments.

In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,999,538, which were sold during 1993, 1994, 1995 and 1996. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,532,847 and (ii) three FHLMC REMIC Certificates and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,374,679. Net unrealized losses on REMIC and GNMA and FHA Insured Project Loan investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $217,988 at March 31, 1997. This represents an increase of $136,602 from December 31, 1996 of which a decrease of $10,143 is attributable to the sale of securities (which resulted in a realized loss of $9,996) and an increase of $146,745 is attributable to a decrease in market prices for the investments held at March 31, 1997 and December 31, 1996. As of May 2, 1997, the unrealized loss was approximately $108,000.

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

Results of Operations
---------------------

Results of operations for the three months ended March 31, 1997 and 1996 consist primarily of interest income of approximately $777,000 and $608,000 earned on Originated Mortgages (excluding GNMAs), respectively, approximately $260,000 and $362,000 earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan, respectively, and approximately $44,000 and $68,000 earned from temporary investments, respectively, less administrative expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis there was no excess for the three months ended March 31, 1997 and 1996.

The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately $169,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to the additional advances on the Stonybrook and Columbiana Originated Mortgages since March 31, 1996.

The decrease in interest income from REMIC and GNMA Certificates and FHA Insured Project Loan of approximately $102,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to the sale of one REMIC in August 1996 as well as decreased principal balances as a result of principal payments.

The decrease in interest income from temporary investments of approximately $24,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to a decrease in uninvested proceeds earning interest in 1997.

The decrease in general and administrative-related parties expenses of approximately $22,000 for the three months ended March 31, 1997 compared to the three months ended March 31, 1996 is primarily due to an overaccrual of reimbursements to affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company in 1996.

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

In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of March 31, 1997 and December 31, 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of March 31, 1997 and December 31, 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the three months ended March 31, 1997, no investments were sold in order to support the distribution policy.

Of the total distributions of $1,403,764 and $1,403,765 made for the three months ended March 31, 1997 and 1996, $486,096 ($.12 per share or 35%) and $538,953 ($.14 per share or 38%) represents a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $7,469,111 ($1.85 per share or 42%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of March 31, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

Management expects that cash flow from operations combined with the balance of the disposition proceeds above will be sufficient to fund the Company's operating expenses and to make distributions.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings - None

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

       (a) Exhibits
           --------

           3, 4 Amended and Restated Declaration of Trust, dated as of March 29, 1993, as amended as of July 1, 1993 as previously filed as an Exhibit to Post-Effective Amendment No. 1 dated November 9, 1993.

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

          --------

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

         --------

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

         --------

           10(x) Limited Operating Guaranty between SCI Real Estate Development, Ltd., and Euro General East haven, Inc., and the Company dated December 15, 1995, as previously filed as an Exhibit to Current Report in Form 8-K dated December 15, 1995.

           27 Financial Data Schedule (filed herewith).

     (b) No reports on Form 8-K were filed during the quarterly period ended March 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)


Date: May 14, 1997

                   By: /s/ Alan P. Hirmes
                       ------------------
                       Alan P. Hirmes
                       Senior Vice President and
                       Chief Financial Officer
Date: May 14, 1997

                   By: /s/ Richard A. Palermo
                       ----------------------
                       Richard A. Palermo
                       Treasurer and
                       Chief Accounting Officer