Form 10-Q
period 1997-06-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1997-08-19
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1997

                                       OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                        AMERICAN MORTGAGE INVESTORS TRUST
             (Exact name of registrant as specified in its charter)

        Massachusetts                                           13-6972380
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                            10022
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212)421-5333

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

                                     PART I

Item 1.  Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 Balance Sheets
                                   (Unaudited)

                                                 ============      ============
                                                   June 30,         December 31,
                                                     1997              1996
                                                 ------------      ------------

ASSETS
Investments in loans (Note 2)                    $ 46,609,541      $ 45,049,596
Investment in REMIC and GNMA
   Certificates and FHA
   Insured Project Loan (Note 3)                   12,508,436        12,683,331
Cash and cash equivalents                           2,642,073         4,828,561
Organization costs (net of
   accumulated amortization
   of $40,000 and $35,000,
   respectively)                                       10,000            15,000
Deferred costs                                          9,549            12,581
Accrued interest receivable                           530,926           558,146
                                                 ------------      ------------

    Total assets                                 $ 62,310,525      $ 63,147,215
                                                 ============      ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Accounts payable and
    accrued expenses                             $     93,198      $     99,768
   Due to affiliates (Note 4)                       1,148,136           886,783
                                                 ------------      ------------
Total liabilities                                   1,241,334           986,551
                                                 ------------      ------------

Commitments (Note 5)

Shareholders' equity:
   Shares of beneficial interest;
    $.10 par value; 12,500,000
    shares authorized; 4,047,098
    and 4,010,000 shares issued
    and outstanding, respectively                     404,711           401,001
   Treasury stock; $.10 par value;
    206,214 and 169,115 shares,
    respectively                                      (20,622)          (16,912)
   Additional paid-in capital                      68,849,569        68,849,567
   Accumulated deficit                             (8,066,393)       (6,991,606)
   Net unrealized loss on marketable
    securities (Note 3)                               (98,074)          (81,386)
                                                 ------------      ------------

Total shareholders' equity                         61,069,191        62,160,664
                                                 ------------      ------------

Total liabilities and shareholders'
   equity                                        $ 62,310,525      $ 63,147,215
                                                 ============      ============


                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Operations
                                   (Unaudited)

                         =========================    =========================
                             Three Months Ended           Six Months Ended
                                  June 30,                     June 30,
                             1997          1996           1997          1996
                         -------------------------    -------------------------
Revenues:
 Interest income:

 Mortgage loans
  (Note 2)               $   784,218   $   787,882    $ 1,560,730   $ 1,395,634
 REMIC and
  GNMA
  Certificates
  and FHA
  Insured
  Project Loan
  (Note 3)                   225,791       353,174        486,032       715,338
 Temporary
  investments                 52,350        57,167         96,266       125,253
                         -----------   -----------    -----------   -----------

 Total revenues            1,062,359     1,198,223      2,143,028     2,236,225
                         -----------   -----------    -----------   -----------

Expenses:
 General and
  administrative              71,409        73,058        106,115       106,568
 General and
  administrative -
  related parties
  (Note 4)                   145,369       152,461        261,168       290,723
 Realized (gain)
  loss on sale
  of REMICs
  and GNMAs
  and FHA
  Insured
  Project Loan
  (Note 3)                    51,776          (740)        61,772        (1,822)
 Amortization                  2,500         2,500          5,000         5,000
                         -----------   -----------    -----------   -----------

  Total expenses             271,054       227,279        434,055       400,469
                         -----------   -----------    -----------   -----------

  Net income             $   791,305   $   970,944    $ 1,708,973   $ 1,835,756
                         ===========   ===========    ===========   ===========

  Net income
   per weighted
   average share         $       .19   $       .24    $       .42   $       .46
                         ===========   ===========    ===========   ===========


                 See Accompanying Notes to Financial Statements

                                                  AMERICAN MORTGAGE INVESTORS TRUST
                                            STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                                             (Unaudited)

                                                                                                           Net Unrealized Loss
                           Shares of Beneficial Interest   Treasury Stock     Additional    Accumulated       on Securities
                                   Shares     Amount    Shares      Amount  Paid-in Capital     Deficit  Available for Sale  Total
                                   ------     ------    ------      ------  ---------------     -------  ------------------  -----

Balance at
   January 1, 1997              4,010,000  $ 401,001  (169,115)  $ (16,912)  $ 68,849,567   $ (6,991,606)  $ (81,386)  $ 62,160,664
Net Income                              0          0         0           0              0      1,708,973           0      1,708,973
Distributions                           0          0         0           0              0     (2,783,760)          0     (2,783,760)
Purchase of Treasury Stock              0          0   (37,099)     (3,710)      (701,164)             0           0       (704,874)
Issuance of shares of
   beneficial interest             37,098      3,710         0           0        701,166              0           0        704,876
Change in net unrealized
   loss on
   securities available
   for sale (Note 3)                    0          0         0           0              0              0     (16,688)       (16,688)
                                ---------  ---------  --------   ---------   ------------   ------------   ---------   ------------
 Balance at
   June 30, 1997                4,047,098  $ 404,711  (206,214)  $ (20,622)  $ 68,849,569   $ (8,066,393)  $ (98,074)  $ 61,069,191
                                =========  =========  ========   =========   ============   ============   =========   ============


                See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                     ==========================
                                                         Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1997           1996
                                                     --------------------------
Cash flows from operating activities:
   Net income                                        $ 1,708,973    $ 1,835,756
                                                     -----------    -----------
Adjustments to reconcile net income
   to net cash provided by
   operating activities
    Amortization expense -
      organization costs                                   5,000          5,000
    Amortization expense - loan
      premium and origination costs                      238,375        238,729
    Amortization of REMIC premium                            585         11,725
    Amortization of REMIC
      and GNMA and FHA
      Insured Project Loan discount                      (18,215)       (23,493)
    (Gain) loss on sale of REMIC
      certificates                                        17,764           (466)
    (Gain) loss on sale of GNMAs                             927           (784)
    (Gain) loss on sale of FHA
      Insured Project Loan                                43,080           (572)
Changes in operating assets and
   liabilities:
   Decrease (increase) in accrued
    interest receivable                                   27,220       (192,397)
   Increase in due to affiliates                         261,353        182,924
   Decrease (increase) in accounts
    payable and accrued expenses                          (6,570)        18,953
                                                     -----------    -----------
    Total adjustments                                    569,519        239,619
                                                     -----------    -----------
   Net cash provided by
    operating activities                               2,278,492      2,075,375
                                                     -----------    -----------

Cash flows from investing activities:
   Investments in loans                               (1,888,948)    (1,948,746)
   Principal repayments of loans                          93,660         86,886
   Purchase of REMIC Certificates                     (1,889,817)             0
   Purchase of GNMA Certificate                       (1,981,566)             0
   Principal repayment of GNMAs                           51,045         46,709
   Principal repayments of REMICs                        526,166        578,442
   Principal repayments of FHA
    Insured Project Loan                               3,408,238         21,791
   Increase in deferred costs                                  0            (11)
                                                     -----------    -----------
   Net cash used in investing activities              (1,681,222)    (1,214,929)
                                                     -----------    -----------


                See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)


                                                     ==========================
                                                         Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1997           1996
                                                     --------------------------
Cash flows from financing activities:
   Increase in due to affiliates                               0         50,000
   Distributions to shareholders                      (2,783,760)    (2,777,012)
   Proceeds from issuance of shares
    of beneficial interest                               704,876        724,599
   Purchase of Treasury Stock                           (704,874)      (724,584)
   Increase in offering costs                                  0        (50,000)
                                                     -----------    -----------
   Net cash used in financing
    activities                                        (2,783,758)    (2,776,997)
                                                     -----------    -----------

Net decrease in cash and
   cash equivalents                                   (2,186,488)    (1,916,551)

Cash and cash equivalents at
   beginning of period                                 4,828,561      6,242,945
                                                     -----------    -----------

Cash and cash equivalents at
   end of period                                     $ 2,642,073    $ 4,326,394
                                                     ===========    ===========



Supplemental schedule of non cash
   investing activities:

   Decrease in deferred costs                        $     3,032    $    22,659
   Increase in investments
    in loans                                              (3,032)       (22,659)
                                                     -----------    -----------

                                                     $         0    $         0
                                                     ===========    ===========

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


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

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the
"Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 189,016 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1997, 206,042 shares were redeemed for an aggregate price of $3,911,227. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment have been reduced by $319,987. As of June 30, 1997 the backlog of shares to be redeemed is 155,187. The Board of Trustees has implemented the provisions of the Redemption Plan which permit the original $19 per share to be reduced each quarter to reflect any return of principal received by shareholders. The current amount of principal which has been distributed to shareholders is $1.53 per share and, therefore, the current redemption price will be $17.47 per share ($19 per share less $1.53 per share). The Board has also adopted a policy to reassess the redemption price periodically. Subject to future reconsideration of such policy by the Board, the redemption price will not be reduced below the Company's net asset value per share. In addition, during the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of June 30, 1997.

The Company has invested principally in two types of mortgage investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General(continued)

and sold to the Company prior to the loans being fully funded and (ii) Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of June 30, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

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

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1997, the results of operations for the three and six months ended June 30, 1997 and 1996 and its cash flows for the six months ended June 30, 1997 and 1996. However, the operating results for the six months ended June 30, 1997 may not be indicative of the results for the year.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 1 - General(continued)

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 2 - Investments in Loans

The Company  originally funded five Originated  Mortgages  (excluding  GNMAs-see
Note  3),  five  noninterest   bearing   Additional  Loans  and  two  additional
loan-bridge loans in the aggregate amount of $46,260,148.

Information relating to investments in Originated Mortgages (excluding GNMAs-see
Note 3) and Additional Loans as of June 30, 1997 and December 31, 1996 are as follows:

Investments in loans - January 1, 1996                $39,497,133

   Additions:

     Columbiana Originated Mortgage        8,683,000
     Columbiana Originated Mortgage -
       unadvanced                           (666,872)
                                            --------
     Columbiana total advanced             8,016,128
     Columbiana advanced prior
        to 1996                           (7,552,100)
                                          ----------
     Columbiana-advanced in 1996                          464,028
     Columbiana - loan origination
       costs                                                5,395

     Stonybrook Originated Mortgage        8,500,000
     Stonybrook Originated Mortgage -
       unadvanced                         (2,205,337)
                                          ----------
     Stonybrook total advanced             6,294,663
     Stonybrook advanced prior to  1996     (610,209)
                                          ----------

     Stonybrook-advanced in 1996                        5,684,454
     Stonybrook - loan origination
       costs                                               53,023
                                                       ----------
                                                       45,704,033
                                                       ----------
   Deductions:

     Amortization of Additional Loans                    (372,916)
     Amortization of loan origination costs              (104,426)
     Collection of principal - Cove                       (46,706)
       - Oxford                                           (64,222)
       - Town and Country                                 (66,167)
                                                      -----------
                                                         (654,437)
                                                      -----------



                                                                     (continued)

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 2 - Investments in Loans(continued)



   Investments in loans - December 31, 1996           $45,049,596

   Additions:

     Columbiana Originated Mortgage        8,683,000
     Columbiana Originated Mortgage -
       unadvanced                           (406,105)
                                          ----------
     Columbiana total advanced             8,276,895
     Columbiana advanced prior
       to 1997                            (8,016,128)
                                          ----------
     Columbiana-advanced in 1997                          260,767
     Columbiana - loan origination
       costs                                                3,032

     Stonybrook Originated Mortgage        8,500,000
     Stonybrook Originated Mortgage -
       unadvanced                           (577,156)
                                          ----------
     Stonybrook total advanced             7,922,844
     Stonybrook advanced prior
       to 1997                            (6,294,663)
                                          ----------
     Stonybrook-advanced in 1997                        1,628,181
                                                      -----------
                                                       46,941,576
                                                      -----------
   Deductions:

     Amortization of Additional Loans                    (186,458)
     Amortization of loan origination costs               (51,917)
     Collection of principal  - Cove                      (24,719)
                              - Oxford                    (33,988)
                              - Town and Country          (34,953)
                                                      -----------
                                                         (332,035)
                                                      -----------

   Investments in loans - June 30, 1997               $46,609,541
                                                      ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)
NOTE 2 - Investments in Loans (continued)

Information relating to investments in Originated Mortgages (excluding GNMAs - see Note 3) and Additional Loans as of June 30, 1997 and December 31, 1996 is as follows:

                                Date of
                                 Invest-                   Amounts Advanced                                       Total
                                 ment/       -------------------------------------------------                   Amounts
                                 Final                                                 Total                     Advanced
                                Maturity      Equity        Bridge      Mortgage      Amounts       Amounts         and
Property          Description    Date         Loans         Loans         Loans       Advanced     Unadvanced    Unadvanced
--------          -----------    ----         -----         -----         -----       --------     ----------    ----------

The Cove Apts     308           Dec. 93   $   840,500   $    84,210   $ 6,800,000   $ 7,724,710   $         0   $ 7,724,710
Houston,          Apartment     Jan. 29                         (D)
TX (A)            Units         (E)

Oxford on         405           Dec. 93     1,156,000       115,790     9,350,000    10,621,790             0    10,621,790
Greenridge        Apartment     Jan. 29                         (D)
Apts              Units         (E)
Houston,
TX (A)

Town &            330           Apr. 94     1,039,000          None     9,348,000    10,387,000             0    10,387,000
Country IV        Apartment     May 29
Apts              Units         (F)
Urbana,
IL (B)

Columbiana        204           Apr. 94       563,000          None     8,276,895     8,839,895       406,105     9,246,000
Lakes Apts        Apartment     Nov. 35
Columbia,         Units         (G)
SC (C)

Stony Brook       125           Dec. 95       763,909          None     7,922,844     8,686,753       577,156     9,263,909
Village II Apts.  Apartment     June 37
East Haven,       Units         (G)
CT (H)

                                          ---------------------------------------------------------------------------------
Total                                     $ 4,362,409   $   200,000   $41,697,739   $46,260,148   $   983,261   $47,243,409
                                          =================================================================================
                                                                                                 Interest
                                                                                                 Earned
                                         Loan                  Final Balance   Final Balance     by the                       Net
                       Outstanding    Origination  Accumulated    At June      At December       Company     Less 1997      Interest
Property               Loan Balance      Costs    Amortization    30, 1997      31, 1996(I)      for 1997   Amortization     Earned
--------               ------------      -----    ------------    --------      -----------      --------   ------------     ------

The Cove Apts          $ 7,488,895   $   444,215   $   358,536   $ 7,574,574   $ 7,649,877   $   300,334   $    50,584   $   249,750
Houston,
TX (A)

Oxford on               10,297,543       610,814       493,090    10,415,267    10,518,823       424,556        69,568       354,988
Greenridge
Apts
Houston,
TX (A)

Town &                  10,190,576       603,895       372,157    10,422,314    10,515,510       409,133        58,243       350,890
Country IV
Apts
Urbana,
IL (B)

Columbiana               8,839,895       532,835       177,189     9,195,541     8,959,892       352,728        28,150       324,578
Lakes Apts
Columbia,
SC (C)

Stony Brook              8,686,753       413,491        98,399     9,001,845     7,405,494       312,354        31,830       280,524
Village II Apts.
East Haven,
CT (H)
                       -------------------------------------------------------------------------------------------------------------
Total                  $45,503,662   $ 2,605,250   $ 1,499,371   $46,609,541   $45,049,596   $ 1,799,105   $   238,375   $ 1,560,730
                       =============================================================================================================

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan

Originated Mortgages

GNMA Certificates

The Company used a portion of the Net Proceeds of its Offering to purchase four Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates from unaffiliated third parties. The full amount of the purchase price of each of the GNMA Certificates was allocated as a permanent Originated Mortgage. The table set forth below outlines pertinent information relating to the GNMA Certificates.

Acquired Mortgages

REMIC Certificates

The Company used a portion of the Net Proceeds of its Offering to purchase ten REMIC Certificates from unaffiliated third parties. Except as set forth in the notes to the table, each of the REMIC Certificates was purchased as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the REMIC Certificates.

FHA Insured Project Loan

The Company used a portion of the Net Proceeds of its Offering to purchase a FHA Insured Project Loan from an unaffiliated third party. The full amount of the purchase price was allocated as a permanent Acquired Mortgage. The table set forth below outlines pertinent information relating to the FHA Insured Project Loan.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997

                                   (Unaudited)


Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of June 30, 1997 and December 31, 1996:

Investments in REMIC and GNMA
   Certificates and FHA Insured
   Project Loan - January 1, 1996                                  $ 19,327,518

   Additions:

     Amortization of Discounts                                           43,376
                                                                   ------------
                                                                     19,370,894
                                                                   ------------

   Deductions:

     Principal Repayments (Sales) of GNMA
       Certificates                                                     (95,396)
     Principal Repayments (Sales) of REMIC
       Certificates                                                  (1,149,123)
     Principal Repayments (Sales) of
       FHA Insured Project Loan                                         (44,598)
     Proceeds from sale of REMIC Certificates                        (4,940,625)
     Loss on Sale of REMIC Certificates                                (408,692)
     Loss on Sale of GNMA Certificates                                   (5,689)
     Loss on Sale of FHA Insured Project Loan                            (1,594)
     Amortization of Premiums                                           (19,523)
                                                                   ------------
                                                                     (6,665,240)
                                                                   ------------

   Amortized Cost at December 31, 1996
   (including unrealized loss of $59,063
   at December 31, 1995)                                             12,705,654

   Change in net unrealized loss on securities
     available for sale                                                 (22,323)
                                                                   ------------
   Carrying value at December 31, 1996                             $ 12,683,331

                                                                     (continued)

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997

                                   (Unaudited)


Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Additions:

  Purchase of GNMA Certificate                                        1,981,566
  Purchase of REMIC Certificates                                      1,889,817
  Amortization of Discounts                                              18,215
                                                                   ------------
                                                                     16,572,929
                                                                   ------------

Deductions:

  Principal Repayments (Sales) of GNMA
    Certificates                                                        (51,045)
  Principal Repayments (Sales) of REMIC
    Certificates                                                       (526,166)
  Principal Repayments (Sales) of
    FHA Insured Project Loan                                         (3,408,238)
  Loss on Sale of REMIC Certificates                                    (17,764)
  Loss on Sale of GNMA Certificates                                        (927)
  Loss on Sale of FHA Insured Project Loan                              (43,080)
  Amortization of Premiums                                                 (585)
                                                                   ------------
                                                                     (4,047,805)
                                                                   ------------


Amortized Cost at June 30, 1997
(including unrealized loss of $81,386
at December 31, 1996)                                                12,525,124

Change in net unrealized loss on securities
  available for sale                                                    (16,688)
                                                                   ------------
Carrying value at June 30, 1997                                    $ 12,508,436
                                                                   ============

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 1997
                                   (Unaudited)

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of June 30, 1997 and December 31, 1996 is as follows:

                                       Date                    Original                                                Loan
                                     Purchased                 Purchase                  Premium      Accumulated  Origination
                                      /Final       Stated       Price     Principal     (Discount)   Amortization     Costs
                      Certificate     Payment     Interest    Including    at June       at June        at June      at June
Seller                Number           Date         Rate     Prem/(Disc)   30, 1997      30, 1997      30, 1997      30, 1997
------                ------         ---------    --------   -----------  ---------      --------      --------      --------

GNMA Certificates
Bear Stearns          0355540         7/27/94       7.125%  $ 2,407,102  $ 2,598,656   $ (240,376)     $ 59,247    $  80,396
                                      3/15/29
Malone Mortgage       0382486         7/28/94       8.500%    2,197,130    2,174,724       (8,155)        2,099       73,861
                                      8/15/29
Goldman Sachs         0328502         7/29/94       8.250%    3,928,615    3,749,109       (3,513)          984      127,691
                                      7/15/17
SunCoast Capital      G22412(7)       6/23/97       7.000%    1,981,566    1,994,353      (13,083)            0            0
  Group, Ltd.                         4/20/27

REMIC Certificates
Bear Stearns          FNMA            8/27/93       6.500%   10,160,938            0            0             0            0
                      1992-17G(1)     Sold(1)
Bear Stearns          FHLMC           10/26/93      4.850%    4,838,600            0            0             0            0
                      G-024C(2)       Sold(3)
Meridan Capital       FHLMC           10/25/94      5.750%    1,721,291            0            0             0            0
  Markets             1292ZA(3)       6/15/97(4)
Meridan Capital       FNMA            10/25/94      5.250%      258,357       19,918         (423)          423          665
  Markets             1992-153A(3)    9/25/97
Meridan Capital       FHLMC           10/27/94      6.500%      742,538       97,404         (670)          670        3,298
  Markets             1580A(3)        9/15/98
Meridan Capital       FHLMC           11/9/94       7.350%      269,658            0            0             0            0
  Markets             1258C(3)        5/15/04(5)
SunCoast Capital      FHLMC           5/30/97       7.000%      507,288      505,000        2,288          (457)           0
  Group, Ltd.         17218(7)        2/1/98
SunCoast Capital      FHLMC           5/30/97       6.500%      251,967      251,456          511          (128)           0
  Group, Ltd.         17161(7)        2/1/98
SunCoast Capital      FHLMC           6/23/97       7.000%      147,437      146,932          505             0            0
  Group, Ltd.         17125(7)        1/1/98
SunCoast Capital      FNMA            6/30/97       7.500%      983,125    1,000,000      (16,875)            0            0
  Group, Ltd.         1997-42V(7)     4/18/26

FHA Insured Project Loan
Donaldson, Lufkin     092-11005       1/3/95        8.600%    3,374,679            0            0             0            0
  & Jenrette                          4/1/19(6)             -----------  -----------   ----------      --------    ---------

Total                                                       $33,770,291  $12,537,552   $ (279,791)     $ 62,838    $ 285,911
                                                            ===========  ===========   ==========      ========    =========
                                                                 Interest
                         Unrealized    Final        Final         Earned
                         Gain(Loss)   Balance      Balance        by the                     Net
                          at June     at June      at Dec.       Company       1997       Interest
Seller                    30, 1997    30, 1997    31, 1996       for 1997   Amortization   Earned
------                    --------    --------    --------       --------   ------------   ------

GNMA Certificates
Bear Stearns           $   32,314   $ 2,530,237  $ 2,526,991   $   92,747   $   10,177   $  102,924


Malone Mortgage           (14,796)    2,227,733    2,227,043       92,533          360       92,893


Goldman Sachs             (54,867)    3,819,404    3,802,730      155,252          169      155,421

SunCoast Capital          (54,557)    1,926,713            0        4,449            0        4,449
  Group, Ltd.

REMIC Certificates
Bear Stearns                    0             0            0            0            0            0

Bear Stearns                    0             0            0            0            0            0

Meridan Capital                 0             0      338,033        3,848            0        3,848
  Markets
Meridan Capital              (754)       19,829       61,081          973            0          973
  Markets
Meridan Capital            (3,351)       97,351      214,816        4,774            0        4,774
  Markets
Meridan Capital                 0             0       28,779          266            0          266
  Markets
SunCoast Capital             (410)      506,421            0            6         (457)        (451)
  Group, Ltd.
SunCoast Capital           (1,562)      250,277            0           44         (128)         (84)
  Group, Ltd.
SunCoast Capital              (91)      147,346            0          228            0          228
  Group, Ltd.
SunCoast Capital                0       983,125            0          208            0          208
  Group, Ltd.

FHA Insured Project Loan
Donaldson, Lufkin               0             0    3,483,858      113,074        7,509      120,583
  & Jenrette           ----------   -----------  -----------   ----------   ----------   ----------

Total                  $  (98,074)  $12,508,436  $12,683,331   $  468,402   $   17,630   $  486,032
                       ==========   ===========  ===========   ==========   ==========   ==========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

certificate which was sold. A loss of $297,836 was recorded on these sales in 1994.

(3) Purchased as a permanent investment using a portion of the proceeds from the sale of FHLMC REMIC Certificate #G-024C. See (2) above.

(4) The stated final payment date was June 15, 1997. The actual final payment amounting to $40,553 was received on June 16, 1997.

(5) The stated final payment date was May 15, 2004. The actual final payment amounting to $7,099 was received on April 15, 1997.

(6) The stated final payment date was April 1, 2019. The actual final payment amounting to $3,392,445 was received on May 23, 1997.

(7) Purchased as a permanent investment using the proceeds from the final payment received from the FHA Insured Project Loan (See (6) above) and a portion of the proceeds from the sale of Fannie Mae REMIC Certificate #1992-17G (see (1) above).

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at June 30, 1997 and December 31, 1996 are as follows:

                                   Unrealized                                    Unrealized
                   Amortized         Gain            Fair        Amortized         Gain              Fair
                    Cost at        (Loss) at       Value at       Cost at        (Loss) at         Value at
                     June           June             June         December        December         December
Security           30, 1997        30, 1997        30, 1997       31, 1996        31, 1996         31, 1996
----------       ------------    ------------    ------------   ------------    ------------    ------------
FHA Insured
  Project Loan   $          0    $          0    $          0   $  3,443,808    $     40,050    $  3,483,858
Fannie Mae
  REMICs            1,003,708            (754)      1,002,954         63,467          (2,386)         61,081
Federal
  Home Loan
  REMICs            1,006,809          (5,414)      1,001,395        601,749         (20,121)        581,628
Ginnie Mae
  Certificates     10,595,993         (91,906)     10,504,087      8,655,693         (98,929)      8,556,764
                 ------------    ------------    ------------   ------------    ------------    ------------

                 $ 12,606,510    $    (98,074)   $ 12,508,436   $ 12,764,717    $    (81,386)   $ 12,683,331
                 ============    ============    ============   ============    ============    ============

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

The change in the unrealized loss for the six months ended June 30, 1997 and the year ended December 31, 1996 were as follows:

Unrealized loss at December 31, 1995                      $ (59,063)
Sale of securities during the year
   ended December 31, 1996 included in
   unrealized loss at December 31, 1995                     248,254
Unrealized loss on securities held
   at December 31, 1996 and 1995                           (270,577)
                                                          ---------

Unrealized loss at December 31, 1996                        (81,386)
Sale of securities during the six months
   ended June 30, 1997 included in
   unrealized loss at December 31, 1996                      20,565
Unrealized loss on securities held at
   June 30, 1997 and December 31, 1996                      (37,253)
                                                          ---------

Unrealized loss at June 30, 1997                          $ (98,074)
                                                          =========

For the six months ended June 30, 1997, there were losses of $61,772 (including acquisition fees and expenses) on principal repayments of REMICs, GNMAs and the FHA Insured Project Loan.

Note 4 - Related Party Transactions

The Company has entered into an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated as a percentage of total assets invested by the Company which totaled $89,776 and $91,928 for the three months ended June 30, 1997 and 1996, and $179,245 and $180,190 for the six months ended June 30, 1997 and 1996, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of June 30, 1997 and December 31, 1996

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)


Note 4 - Related Party Transactions(contined)

shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated as a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance incurred approximated $2,545,000 and $761,000 at June 30, 1997 and December 31, 1996, of which $2,545,000 and $725,000 at June 30, 1997 and
$2,545,000 and $722,000 at December 31, 1996 have been capitalized and included in Investment in loans and Investment in REMIC and GNMA Certificates and FHA Insured Project Loan) and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended June 30, 1997 and 1996 were $55,593 and $60,533, and the costs and expenses incurred for the six months ended June 30, 1997 and 1996 were $81,923 and $110,533, respectively.

In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of June 30, 1997 and December 31, 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of June 30, 1997 and December 31, 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. As of June 30, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1997
                                   (Unaudited)

Note 5 - Subsequent Event

On August 14, 1997, a distribution of $1,388,505 and $17,464 was paid to the Investors and the Advisor, respectively, representing the 1997 second quarter distribution. The distribution will be funded from cash collections of debt service payments and interest income through approximately the distribution date, August 14, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the Advisor to the Company. As of November 30, 1994, the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 189,016 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of June 30, 1997, the Company redeemed 206,042 shares for an aggregate price of $3,911,227. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment have been reduced by $319,987. As of June 30, 1997 the backlog of shares to be redeemed is 155,187. The Board of Trustees has implemented the provisions of the Redemption Plan which permit the original $19 per share to be reduced each quarter to reflect any return of principal received by shareholders. The current amount of principal which has been distributed to shareholders is $1.53 per share and, therefore, the current redemption price will be $17.47 per share ($19 per share less $1.53 per share). The Board has also adopted a policy to reassess the redemption price periodically. Subject to future reconsideration of such policy by the Board, the redemption price will not be reduced below the Company's net asset value per share. During the Offering, the Advisor had received 38,481 shares pursuant to the terms of the Offering and Reinvestment Plan in addition to the 10,000 shares purchased. As a result of the shares being redeemed the Advisor was required to return 172 shares as of June 30, 1997.

During the six months ended June 30, 1997, cash and cash equivalents decreased approximately $2,186,000 due to investments in loans ($1,889,000), purchase of REMIC Certificates and GNMA Certificate ($3,871,000) and distributions to shareholders ($2,784,000) which exceeded cash provided by operating activities ($2,278,000) and principal repayments of loans, GNMAs, REMICs and FHA Insured Project Loan ($4,079,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $226,000.

The Company has utilized the Net proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of De-velopments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of June 30, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

As of June 30, 1997, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $41,697,739 and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409 in connection with the permanent financing provided on five Developments.

In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,999,538, which were sold during 1993, 1994, 1995 and 1996. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,532,847 and (ii) three
FHLMC REMIC Certificates two of which matured during 1997 and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,374,679 which matured in 1997. In 1997, the Company acquired (i) three FHLMC REMIC certificates and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $1,889,817 (ii) a portion of one Ginnie Mae Guaranteed Single Family Pool Certificate in the amount of $1,981,566. Net unrealized losses on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $98,074 at June 30, 1997. This represents an increase in the unrealized loss of $16,688 from December 31, 1996 of which a decrease of $20,565 is attributable to the sale of securities (which resulted in a realized loss of $61,772) and an increase of $37,253 is attributable to a decrease in market prices for the investments held at June 30, 1997 and December 31, 1996. As of August 5, 1997, the unrealized loss was approximately $20,000.

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

The Company intends to continue to invest the Net Proceeds (including the portion of reinvested dividends not used for the Redemption Plan), if any, in Mortgage Investments. Unadvanced amounts will be invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

The Company's liquidity is based primarily on interest received from permanent Mortgage Investments and interest on unadvanced amounts from Originated Mortgages. In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must distribute at least 95% of its taxable income.

For a description of the Company's investment in Originated Mortgages, REMIC and GNMA Certificates and FHA Insured Project Loan see Notes 2 and 3 of Notes to Financial Statements.

Results of Operations

Results of operations for the three and six months ended June 30, 1997 and 1996 consisted primarily of interest income of approximately $784,000 and $788,000 and $1,561,000 and $1,396,000 earned on Originated Mortgages (excluding GNMAs), respectively, approximately $226,000 and $353,000 and $486,000 and $715,000 earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan, respectively, and approximately $52,000 and $57,000 and $96,000 and $125,000 earned from temporary investments, respectively, less administrative expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or
(ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis there was no excess for the six months ended June 30, 1997 and 1996.

Interest income from Originated Mortgages (excluding GNMAs) increased approximately $165,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to the additional advances on the Stonybrook and Columbiana Originated Mortgages since June 30, 1996. The increase for the six months was partially offest by the receipt of construction yield maintenance interest relating to Stonybrook in the second quarter of 1996.

Interest income from REMIC and GNMA Certificates and FHA Insured Project Loan decreased approximately $127,000 and $229,000 for the three and six months ended June 30, 1997, respectively, as compared to 1996 primarily due to the sale of one REMIC in August 1996 and the repayment of the FHA Insured Project Loan in May 1997.

Interest income from temporary investments decreased approximately $29,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to a decrease in uninvested proceeds earning interest in the first quarter 1997.

General and administrative-related parties decreased approximately $30,000 for the six months ended June 30, 1997 as compared to 1996 primarily due to a decrease in reimbursements to affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company.

The increase in realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan of approximately $53,000 and $64,000 for the three and six months ended June 30, 1997, respectively, as compared to 1996 is primarily due to the repayment of the FHA Insured Project Loan in May 1997.

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

In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of June 30, 1997 and December 31, 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of June 30, 1997 and December 31, 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the six months ended June 30, 1997, no investments were sold in order to support the distribution policy.

Of the total distributions of $2,783,760 and $2,777,012 made for the six months ended June 30, 1997 and 1996, $1,074,787 ($.27 per share or 39%) and $941,256
($.24 per share or 34%) represents a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $8,057,802 ($1.99 per share or 42%). The portion of the distributions which constitute a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of June 30, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

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

     (b)  Reports on Form 8-K.

          No reports on Form 8-K were filed during the quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)


Date:  August 18, 1997

                      By: /s/ Alan P. Hirmes
                          ----------------------
                          Alan P. Hirmes
                          Senior Vice President and
                          Chief Financial Officer

Date:  August 18, 1997

                      By: /s/ Richard A. Palermo
                          ----------------------
                          Richard A. Palermo
                          Treasurer and
                          Chief Accounting Officer