Form 10-Q
period 1997-09-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1997-11-19
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1997


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                        AMERICAN MORTGAGE INVESTORS TRUST
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


          Massachusetts                                           13-6972380
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)


 625 Madison Avenue, New York, New York                            10022
---------------------------------------                      -------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212)421-5333


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

                                     PART I

Item 1.  Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 Balance Sheets
                                   (Unaudited)

                                                    =============   ============
                                                    September 30,   December 31,
                                                        1997           1996
                                                    -------------   ------------
ASSETS
Investments in loans (Note 2)                       $46,788,060     $45,049,596
Investment in REMIC and GNMA
  Certificates and FHA
  Insured Project Loan (Note 3)                      12,521,613      12,683,331
Cash and cash equivalents                             2,501,615       4,828,561
Organization costs (net of
  accumulated amortization
  of $42,500 and $35,000,
  respectively)                                           7,500          15,000
Deferred costs                                            9,549          12,581
Accrued interest receivable                             632,947         558,146
                                                    -----------     -----------
   Total assets                                     $62,461,284     $63,147,215
                                                    ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and
   accrued expenses                                 $    76,326     $    99,768
  Due to affiliates (Note 4)                          1,251,947         886,783
                                                    -----------     -----------
Total liabilities                                     1,328,273         986,551
                                                    -----------     -----------

Commitments (Note 5)

Shareholders' equity:
  Shares of beneficial interest;
   $.10 par value; 12,500,000
   shares authorized; 4,065,486
   and 4,010,000 shares issued
   and outstanding, respectively                        406,550         401,001
  Treasury stock; $.10 par value;
   206,214 and 169,115 shares,
   respectively                                         (20,622)        (16,912)
  Additional paid-in capital                         69,197,104      68,849,567
  Accumulated deficit                                (8,520,394)     (6,991,606)
  Net unrealized gain (loss) on
   marketable securities (Note 3)                        70,373         (81,386)
                                                    -----------     -----------
Total shareholders' equity                           61,133,011      62,160,664
                                                    -----------     -----------
Total liabilities and shareholders'
  equity                                            $62,461,284     $63,147,215
                                                    ===========     ===========


                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Operations
                                   (Unaudited)

                               =======================   =======================
                                  Three Months Ended       Nine Months Ended
                                     September 30,            September 30,
                               -----------------------   -----------------------
                                  1997         1996         1997         1996
                               ----------   ----------   ----------   ----------
Revenues:
  Interest income:
  Mortgage loans
   (Note 2)                    $  793,562   $  690,911   $2,354,292   $2,086,545
  REMIC and
   GNMA
   Certificates
   and FHA
   Insured
   Project Loan
   (Note 3)                       245,286      327,321      731,318    1,042,659
  Temporary
   investments                     28,155       61,093      124,421      186,346
                               ----------   ----------   ----------   ----------
  Total revenues                1,067,003    1,079,325    3,210,031    3,315,550
                               ----------   ----------   ----------   ----------

Expenses:
  General and
   administrative                  22,889       50,747      129,004      157,315
  General and
   administrative -
   related parties
   (Note 4)                       103,495      106,209      364,663      396,932
  Realized
   loss on sale
   of REMICs
   and GNMAs
   and FHA
   Insured
   Project Loan
   (Note 3)                         3,614      407,708       65,386      405,886
  Amortization                      2,500        2,500        7,500        7,500
                               ----------   ----------   ----------   ----------
   Total expenses                 132,498      567,164      566,553      967,633
                               ----------   ----------   ----------   ----------

   Net income                  $  934,505   $  512,161   $2,643,478   $2,347,917
                               ==========   ==========   ==========   ==========

   Net income
    per weighted
    average share              $      .23   $      .13   $      .65   $      .59
                               ==========   ==========   ==========   ==========


                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                            Net
                                                                                                        Unrealized
                                                                                                           Gain
                               Shares of                                                                 (Loss) on
                         Beneficial Interest       Treasury Stock                                       Securities
                         --------------------   --------------------    Additional      Accumulated      Available
                          Shares      Amount     Shares      Amount   Paid-in Capital     Deficit        for Sale         Total
                         ---------   --------   --------    --------    ------------    -----------      ---------     ------------
Balance at
   January 1, 1997       4,010,000   $401,001   (169,115)   $(16,912)   $ 68,849,567    $(6,991,606)     $ (81,386)    $ 62,160,664
Net Income                       0          0          0           0               0      2,643,478              0        2,643,478
Distributions                    0          0          0           0               0     (4,172,266)             0       (4,172,266)
Purchase of
   Treasury Stock                0          0    (37,099)     (3,710)       (701,164)             0              0         (704,874)
Issuance of shares of
   beneficial interest      55,486      5,549          0           0       1,048,701              0              0        1,054,250
Change in net
   unrealized gain
   (loss) on securities
   available
   for sale (Note 3)             0          0          0           0               0              0        151,759          151,759
                         ---------   --------   --------    --------    ------------    -----------      ---------     ------------
 Balance at
   September 30, 1997    4,065,486   $406,550   (206,214)   $(20,622)   $ 69,197,104    $(8,520,394)     $  70,373     $ 61,133,011
                         =========   ========   ========    ========    ============    ===========      =========     ============

                See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                   ===========================
                                                        Nine Months Ended
                                                          September 30,
                                                   ---------------------------
                                                      1997             1996
                                                   ---------------------------
Cash flows from operating activities:
  Net income                                       $2,643,478       $2,347,917
                                                   ----------       ----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities
   Amortization expense -
    organization costs                                  7,500            7,500
   Amortization expense - loan
    premium and origination costs                     357,513          358,046
   Amortization of REMIC premium                        3,055           19,523
   Amortization of REMIC
    and GNMA and FHA
    Insured Project Loan discount                     (24,274)         (33,481)
   Loss on sale of REMIC
    certificates                                       21,070          399,155
   Loss on sale of GNMAs                                1,236            5,253
   Loss on sale of FHA
    Insured Project Loan                               43,080            1,478
Changes in operating assets and
  liabilities:
  Increase in accrued
   interest receivable                                (74,801)        (158,992)
  Increase in due to affiliates                       365,164          291,350
  (Decrease) increase in accounts
   payable and accrued expenses                       (23,442)          83,145
                                                   ----------       ----------
   Total adjustments                                  676,101          972,977
                                                   ----------       ----------
  Net cash provided by
   operating activities                             3,319,579        3,320,894
                                                   ----------       ----------


                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                        Nine Months Ended
                                                           September 30,
                                                   ----------------------------
                                                       1997            1996
                                                   ----------------------------
Cash flows from investing activities:
  Investments in loans                              (2,242,671)      (4,629,892)
  Proceeds from sale of REMIC
   Certificates                                              0        4,940,625
  Principal repayments of loans                        149,726          131,568
  Purchase of REMIC Certificates                    (1,889,817)               0
  Purchase of GNMA Certificate                      (1,981,566)               0
  Principal repayments of GNMAs                         86,164           70,802
  Principal repayments of REMICs                       646,291          866,765
  Principal repayments of FHA
   Insured Project Loan                              3,408,238           33,064
  Increase in deferred costs                                 0              (11)
                                                   -----------      -----------
  Net cash (used in) provided by
    investing activities                            (1,823,635)       1,412,921
                                                   -----------      -----------

Cash flows from financing activities:
  Increase in due to affiliates                              0           50,000
  Distributions to shareholders                     (4,172,266)      (4,165,518)
  Proceeds from issuance of shares
   of beneficial interest                            1,054,250        1,079,671
  Purchase of Treasury Stock                          (704,874)      (1,079,661)
  Increase in offering costs                                 0          (50,000)
                                                   -----------      -----------
  Net cash used in financing
   activities                                       (3,822,890)      (4,165,508)
                                                   -----------      -----------
Net (decrease) increase in cash and
  cash equivalents                                  (2,326,946)         568,307
Cash and cash equivalents at
  beginning of period                                4,828,561        6,242,945
                                                   -----------      -----------

Cash and cash equivalents at
  end of period                                    $ 2,501,615      $ 6,811,252
                                                   ===========      ===========

Supplemental schedule of non cash
  investing activities:
  Decrease in deferred costs                       $     3,032      $    53,835
  Increase in investments
   in loans                                             (3,032)         (53,835)
                                                   -----------      -----------

                                                   $         0      $         0
                                                   ===========      ===========


                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation (the "Dealer Manager"), an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 207,404 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. As of September 30, 1997, 206,042 shares were redeemed, pursuant to the Redemption Plan, for an aggregate price of $3,911,227. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and, therefore, the proceeds available for future investment were reduced by $319,987. During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed, the Advisor was required to return 172 shares as

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


of September 30, 1997. As of September 30, 1997, the backlog of shares to be redeemed is 129,431. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price each quarter to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. With respect to the Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net asset value of a share of the Company's stock. The change in policy with respect to the reinvestment price is effective November 30, 1997.

The Company has invested principally in two types of mortgage investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and (ii) Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of September 30, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

The Company also invests in REMICs and in CMOs or participations therein that are backed by single family and/or multifamily mortgage loans insured by FHA or mortgage certificates guaran-

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


teed by Ginnie Mae, Fannie Mae or Freddie Mac. Due to the complexity of the REMIC structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the REMIC and GNMA Certificates upon sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1996. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1997, the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. However, the operating results for the nine months ended September 30, 1997 may not be indicative of the results for the year.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note 2 - Investments in Loans

The Company originally funded five Originated Mortgages (excluding GNMAs-see
Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $46,613,871.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

Information relating to investments in Originated Mortgages (excluding GNMAs-see
Note 3) and Additional Loans as of September 30, 1997 and December 31, 1996 are as follows:

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
                                                                    -----------
                                                                       (654,437)
                                                                    -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

   Investments in loans - December 31, 1996                        $45,049,596

   Additions:

 Columbiana Originated Mortgage                    8,683,000
 Columbiana Originated Mortgage -
   unadvanced                                       (406,105)
                                                 -----------
 Columbiana total advanced                         8,276,895
 Columbiana advanced prior
   to 1997                                        (8,016,128)
                                                 -----------
 Columbiana-advanced in 1997                                           260,767
 Columbiana - loan origination
   costs                                                                 3,032

 Stonybrook Originated Mortgage                    8,500,000
 Stonybrook Originated Mortgage -
   unadvanced                                       (223,433)
                                                 -----------
 Stonybrook total advanced                         8,276,567
 Stonybrook advanced prior
   to 1997                                        (6,294,663)
                                                 -----------
 Stonybrook-advanced in 1997                                         1,981,904
                                                                   -----------
                                                                    47,295,299
                                                                   -----------
Deductions:

 Amortization of Additional Loans                                     (279,687)
 Amortization of loan origination costs                                (77,826)
 Collection of principal
 - Cove                                                                (37,435)
 - Oxford                                                              (51,473)
 - Town and Country                                                    (52,917)
 - Stonybrook                                                           (7,901)
                                                                   -----------
                                                                      (507,239)
                                                                   -----------

   Investments in loans - September 30, 1997                       $46,788,060
                                                                   -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


NOTE 2 - Investments in Loans (continued)

Information relating to investments in Originated Mortgages (excluding GNMAs - see Note 3) and Additional Loans as of September 30, 1997 and December 31, 1996 is as follows:

                               Date of
                               Invest-                  Amounts Advanced                                   Total
                                 ment/   --------------------------------------------------               Amounts
                                 Final                                             Total                  Advanced
                               Maturity     Equity      Bridge      Mortgage      Amounts      Amounts      and        Outstanding
Property         Description    Date         Loans       Loans        Loans      Advanced    Unadvanced  Unadvanced    Loan Balance
-------------    -----------   --------  -----------   --------   -----------   -----------  ----------  -----------   ------------
The Cove Apts    308            Dec. 93   $  840,500   $ 84,210   $ 6,800,000   $ 7,724,710   $      0   $ 7,724,710   $ 7,476,179
Houston,         Apartment      Jan. 29                     (D)
TX (A)           Units          (E)

Oxford on        405            Dec. 93    1,156,000    115,790     9,350,000    10,621,790          0    10,621,790    10,280,058
Greenridge       Apartment      Jan. 29                     (D)
Apts             Units          (E)
Houston,
TX (A)

Town &           330            Apr. 94    1,039,000       None     9,348,000    10,387,000          0    10,387,000    10,172,612
Country IV       Apartment      May 29
Apts             Units          (F)
Urbana,
IL (B)

Columbiana       204            Apr. 94      563,000       None     8,276,895     8,839,895    406,105     9,246,000     8,839,895
Lakes Apts       Apartment      Nov. 35
Columbia,        Units          (G)
SC (C)

Stony Brook      125            Dec. 95      763,909       None     8,276,567     9,040,476    223,433     9,263,909     9,032,575
Village II Apts. Apartment      Sept. 37
East Haven,      Units          (G)
CT (H)
                                          ------------------------------------------------------------------------------------------
Total                                     $4,362,409   $200,000   $42,051,462   $46,613,871   $629,538   $47,243,409   $45,801,319
                                          ==========================================================================================

                                                                         Interest
                                                                          Earned
                   Loan                    Final Balance  Final Balance    by the                     Net
                Origination   Accumulated   At September   At December    Company     Less 1997     Interest
Property           Costs      Amortization    30, 1997     31, 1996 (I)   for 1997    Amortization    Earned
-------------   -----------   ------------ -------------  -------------  ----------   ------------  ----------
The Cove Apts    $  444,215    $  383,813    $ 7,536,581   $ 7,649,877   $  450,354     $ 75,861    $  374,493
Houston,
TX (A)

Oxford on           610,814       527,852     10,363,020    10,518,823      630,844      104,330       526,514
Greenridge
Apts
Houston,
TX (A)

Town &              603,895       401,266     10,375,241    10,515,510      613,788       87,352       526,436
Country IV
Apts
Urbana,
IL (B)

Columbiana          532,835       191,264      9,181,466     8,959,892      529,550       42,225       487,325
Lakes Apts
Columbia,
SC (C)

Stony Brook         413,491       114,314      9,331,752     7,405,494      487,269       47,745       439,524
Village II Apts.
East Haven,
CT (H)
                ----------------------------------------------------------------------------------------------
Total            $2,605,250    $1,618,509    $46,788,060   $45,049,596   $2,711,805     $357,513    $2,354,292
                ==============================================================================================


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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of September 30, 1997 and December 31, 1996:

Investments in REMIC and GNMA
   Certificates and FHA Insured
   Project Loan - January 1, 1996                                  $19,327,518

   Additions:

    Amortization of Discounts                                           43,376
                                                                   -----------

                                                                    19,370,894
                                                                   -----------

   Deductions:

    Principal Repayments (Sales) of GNMA
      Certificates                                                     (95,396)
    Principal Repayments (Sales) of REMIC
      Certificates                                                  (1,149,123)
    Principal Repayments (Sales) of
      FHA Insured Project Loan                                         (44,598)
    Proceeds from sale of REMIC Certificates                        (4,940,625)
    Loss on Sale of REMIC Certificates                                (408,692)
    Loss on Sale of GNMA Certificates                                   (5,689)
    Loss on Sale of FHA Insured Project Loan                            (1,594)
    Amortization of Premiums                                           (19,523)
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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Additions:

 Purchase of GNMA Certificate                                        1,981,566
 Purchase of REMIC Certificates                                      1,889,817
 Amortization of Discounts                                              24,274
                                                                   -----------

                                                                    16,578,988
                                                                   -----------

Deductions:

 Principal Repayments (Sales) of GNMA
   Certificates                                                        (86,164)
 Principal Repayments (Sales) of REMIC
   Certificates                                                       (646,291)
 Principal Repayments (Sales) of
   FHA Insured Project Loan                                         (3,408,238)
 Loss on Sale of REMIC Certificates                                    (21,070)
 Loss on Sale of GNMA Certificates                                      (1,236)
 Loss on Sale of FHA Insured Project Loan                              (43,080)
 Amortization of Premiums                                               (3,055)
                                                                   -----------
                                                                    (4,209,134)
                                                                   -----------


Amortized Cost at September 30, 1997
(including unrealized loss of $81,386
at December 31, 1996)                                               12,369,854

Change in net unrealized gain on securities
 available for sale                                                    151,759
                                                                   -----------

Carrying value at September 30, 1997                               $12,521,613
                                                                   -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)

NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of September 30, 1997 and December 31, 1996 is as follows:

                                  Date                 Original                                               Loan
                               Purchased               Purchase                  Premium    Accumulated   Origination  Unrealized
                                 /Final     Stated      Price       Principal   (Discount)  Amortization     Costs     Gain (Loss)
                   Certificate  Payment    Interest   Including     at Sept.      at Sept.    at Sept.      at Sept.     at Sept.
Seller             Number         Date       Rate     Prem/(Disc)   30, 1997      30, 1997    30, 1997      30, 1997     30, 1997
-----------------  -----------  --------   --------   -----------  -----------   ---------  -------------  -----------  ---------
GNMA Certificates
-----------------
Bear Stearns       0355540       7/27/94     7.125%   $ 2,407,102   $2,593,485   $(239,897)    $64,198       $80,236      $67,705
                                 3/15/29
Malone Mortgage    0382486       7/28/94     8.500%     2,197,130    2,171,636      (8,143)      2,276        73,756          (25)
                                 8/15/29
Goldman Sachs      0328502       7/29/94     8.250%     3,928,615    3,731,199      (3,496)      1,063       127,081      (31,368)
                                 7/15/29
SunCoast Capital   G22412(7)     6/23/97     7.000%     1,981,566    1,985,402     (12,887)        716             0       12,171
   Group, Ltd.                   4/20/27

REMIC Certificates
Bear Stearns       FNMA          8/27/93     6.500%    10,160,938            0           0           0             0            0
                   1992-17G(1)   Sold(1)
Bear Stearns       FHLMC         10/26/93    4.850%     4,838,600            0           0           0             0            0
                   G-024C(2)     Sold(3)
Meridan Capital    FHLMC         10/25/94    5.750%     1,721,291            0           0           0             0            0
   Markets         1292ZA(3)     6/15/97(4)
Meridan Capital    FNMA          10/25/94    5.250%       258,357            0           0           0             0            0
   Markets         1992-153A(3)  9/25/97(8)
Meridan Capital    FHLMC         10/27/94    6.500%       742,538       37,203        (256)        256         1,260       (1,325)
   Markets         1580A(3)      9/15/98
Meridan Capital    FHLMC         11/9/94     7.350%       269,658            0           0           0             0            0
   Markets         1258C(3)      5/15/04(5)
SunCoast Capital   FHLMC         5/30/97     7.000%       507,288      466,537       1,443      (1,155)            0        4,523
   Group, Ltd.     17218(7)      2/1/98
SunCoast Capital   FHLMC         5/30/97     6.500%       251,967      250,241         484        (484)            0          756
   Group, Ltd.     17161(7)      2/1/98
SunCoast Capital   FHLMC         6/23/97     7.000%       147,437      146,604         497        (373)            0        1,388
   Group, Ltd.     17125(7)      1/1/98
SunCoast Capital   FNMA          6/30/97     7.500%       983,125    1,000,000     (16,875)       (767)            0       16,548
   Group, Ltd.     1997-42V(7)   10/18/09

FHA Insured Project Loan
------------------------
Donaldson, Lufkin  092-11005     1/3/95      8.600%     3,374,679            0           0           0             0            0
   & Jenrette                    4/1/19(6)            -----------  -----------   ---------     -------      --------      -------

Total                                                 $33,770,291  $12,382,307   $(279,130)    $65,730      $282,333      $70,373
                                                      ===========  ===========   =========     =======      ========      =======


                                                        Interest
                              Final         Final        Earned
                             Balance       Balance       by the                      Net
                             at Sept.      at Dec.       Company       1997        Interest
Seller                       30, 1997      31, 1996      for 1997   Amortization    Earned
-----------------           -----------    ----------    --------   ------------   --------
GNMA Certificates
-----------------
Bear Stearns                $ 2,565,727   $ 2,526,991    $138,955      $15,250     $154,205

Malone Mortgage               2,239,500     2,227,043     138,702          540      139,242

Goldman Sachs                 3,824,479     3,802,730     232,332          253      232,585

SunCoast Capital              1,985,402             0      37,910          722       38,632
   Group, Ltd.

REMIC Certificates
Bear Stearns                          0             0           0            0            0

Bear Stearns                          0             0           0            0            0

Meridan Capital                       0       338,033       3,848            0        3,848
   Markets
Meridan Capital                       0        61,081       1,060            0        1,060
   Markets
Meridan Capital                  37,138       214,816       5,499            0        5,499
   Markets
Meridan Capital                       0        28,779         266            0          266
   Markets
SunCoast Capital                471,348             0      11,218       (1,415)       9,803
   Group, Ltd.
SunCoast Capital                250,997             0       5,482         (498)       4,984
   Group, Ltd.
SunCoast Capital                148,116             0       2,795         (375)       2,420
   Group, Ltd.
SunCoast Capital                998,906             0      18,958         (767)      18,191
   Group, Ltd.

FHA Insured Project Loan
------------------------
Donaldson, Lufkin  092-11005          0     3,483,858     113,074        7,509      120,583
   & Jenrette               -----------   -----------    --------      -------     --------

Total                       $12,521,613   $12,683,331    $710,099      $21,219     $731,318
                            ===========   ===========    ========      =======     ========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


(1) On October 15, 1993, the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On both November 4, 1993 and February 1, 1994, the Company sold $200,000 of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. On March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472. Also on August 15, 1996, the Company sold the remaining balance of the temporary and permanent portions of the REMIC Certificate which totaled $5,100,000. The realized loss on this sale was $328,895.

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

(2) Represented an FHLMC Mortgage Participation Certificate. On May 4, 1994, the Company allocated $2,419,300 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based upon such allocation, compensation was paid to the Advisor. On May 5, 1994, the Company sold $1,000,000 of the permanent portion of the Mortgage Participation Certificate and on October 11, 1994, the Company sold the remaining balance of the temporary and permanent portions of the Mortgage Participation Certificate which totaled $3,838,600. Pursuant to the Advisor's Reimbursement Undertaking, the Advisor has reimbursed the

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Company for the fees previously paid and the trading loss incurred with respect to the permanent investment portion of the certificate which was sold. A loss of $297,836 was recorded on these sales in 1994.

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

(8) The stated final payment date was September 25, 1997. The actual final payment amounting to $6,564 was received on September 29, 1997.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at September 30, 1997 and December 31, 1996 are as follows:

                              Unrealized                            Unrealized
                  Amortized     Gain         Fair       Amortized      Gain          Fair
                   Cost at       at        Value at      Cost at     (Loss) at     Value at
                  September   September    September     December     December     December
Security           30, 1997   30, 1997      30, 1997     31, 1996     31, 1996     31, 1996
                 -----------   -------    -----------   -----------   --------    -----------
FHA Insured
  Project Loan   $         0   $     0    $         0   $ 3,443,808    $40,050    $ 3,483,858
Fannie Mae
  REMICs             982,358    16,548        998,906        63,467     (2,386)        61,081
Federal
  Home Loan
  REMICs             902,257     5,342        907,599       601,749    (20,121)       581,628
Ginnie Mae
  Certificates    10,566,625    48,483     10,615,108     8,655,693    (98,929)     8,556,764
                 -----------   -------    -----------   -----------   --------    -----------

                 $12,451,240   $70,373    $12,521,613   $12,764,717   $(81,386)   $12,683,331
                 ===========   =======    ===========   ===========   ========    ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


The change in the unrealized loss for the nine months ended September 30, 1997 and the year ended December 31, 1996 were as follows:

Unrealized loss at December 31, 1995                                  $ (59,063)
Sale of securities during the year
   ended December 31, 1996 included in
   unrealized loss at December 31, 1995                                 248,254
Unrealized loss on securities held
   at December 31, 1996 and 1995                                       (270,577)
                                                                      ---------

Unrealized loss at December 31, 1996                                    (81,386)
Sale of securities during the nine months
   ended September 30, 1997 included in
   unrealized loss at December 31, 1996                                  17,349
Unrealized gain on securities purchased
   during the nine months ended
   September 30, 1997                                                    35,386
Unrealized gain on securities held at
   September 30, 1997 and December 31, 1996                              99,024
                                                                      ---------

Unrealized gain at September 30, 1997                                 $  70,373
                                                                      =========

For the nine months ended September 30, 1997, there were losses of $65,386 (including acquisition fees and expenses) on principal repayments of REMICs, GNMAs and the FHA Insured Project Loan.

Note 4 - Related Party Transactions

The Company has entered into an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated as a percentage of total assets invested by the Company, which totaled $93,958 and $99,332 for the three months ended September 30, 1997 and 1996, and $273,203 and $279,522 for the nine months ended September 30, 1997 and 1996, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however, as a result of the shares being redeemed, the Advisor was required to return 172 shares. (As of September 30, 1997 and December 31, 1996, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share)); (v) acquisition expense allowance and acquisition fees calculated as a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loans; (acquisition fees and acquisition expense allowance incurred approximated $2,545,000 and $761,000 at both September 30, 1997 and December 31, 1996 of which $2,545,000 and $725,000 at September 30, 1997 and $2,545,000 and $722,000 at December 31, 1996 have been capitalized and included in Investment in Loans and Investment in REMIC and GNMA Certificates and FHA Insured Project Loan, and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended September 30, 1997 and 1996 were $9,537 and $6,877, respectively, and the costs and expenses incurred for the nine months ended September 30, 1997 and 1996 were $91,460 and $117,410, respectively.

In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of September 30, 1997 and December 31, 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of September 30, 1997 and December 31, 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1997
                                   (Unaudited)


less than 3% of the Gross Proceeds. As of September 30, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds, resulting in approximately $428,000 being available to support future distributions if necessary.

Note 5 - Subsequent Event

On October 17, 1997, the Company redeemed approximately 19,751 shares, pursuant to the Redemption Plan, for an aggregate price of $345,053.

On November 14, 1997, a distribution of $1,385,610 and $17,656 will be paid to the Investors and the Advisor, respectively, representing the 1997 third quarter distribution. The distribution was funded from cash collections of debt service payments and interest income through approximately the distribution date, November 14, 1997.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

The Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from Related AMI Associates, Inc., the Advisor to the Company. As of November 30, 1994, the Company had received $76,192,021 (before volume discounts of $40,575) in Gross Proceeds from the sale of 3,738,613 shares pursuant to the Offering and 70,988 shares through the Reinvestment Plan, resulting in Net Proceeds available for investment of approximately $69,334,743 after volume discounts, payments of sales commissions and organization and offering expenses. Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. After November 30, 1994, 207,404 shares were sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. As of September 30, 1997, the Company redeemed 206,042 shares, pursuant to the Redemption Plan, for an aggregate price of $3,911,227. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment were reduced by $319,987. During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed, the Advisor was required to return 172 shares as of September 30, 1997. As of September 30, 1997, the backlog of shares to be redeemed is 129,431. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price each quarter to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. With respect to the

Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net assets value of a share of the Company's stock. The change in policy with respect to the reinvestment price is effective November 30, 1997.

During the nine months ended September 30, 1997, cash and cash equivalents decreased approximately $2,327,000 due to investments in loans ($2,243,000), purchase of REMIC Certificates and GNMA Certificate (3,871,000) and distributions to shareholders ($4,172,000) which exceeded cash provided by operating activities ($3,320,000), proceeds from the issuance of shares of beneficial interest net of the purchase of treasury stock ($349,000) and principal repayments of loans, GNMAs, REMICs and FHA Insured Project Loan ($4,290,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $344,000.

The Company has utilized the Net Proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments provided that not more than an aggregate of 7% of the Net Proceeds raised in the Offering were invested in Additional Loans. As of September 30, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

As of September 30, 1997, the Company had funded five Originated Mortgages (excluding GNMAs-see below) in an aggregate amount of $42,051,462 and five non-interest bearing Additional Loans in the aggregate amount of $4,362,409 in connection with the permanent financing provided on five Developments.

In 1993, the Company made investments in two REMIC Certificates in the aggregate amount of $14,999,538, which were sold during 1993, 1994, 1995 and 1996. In 1994, the Company acquired (i) three Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates in the aggregate amount of $8,532,847 and (ii) three FHLMC REMIC Certificates, two of which matured during 1997, and one Fannie Mae Mortgage Guaranteed REMIC Certificate in the aggregate amount of $2,991,844. In 1995, the company acquired a FHA Insured Project Loan in the aggregate amount of $3,374,679 which matured in 1997. In 1997, the Company acquired (i) three FHLMC REMIC certificates and one Fannie Mae

Mortgage Guaranteed REMIC Certificate in the aggregate amount of $1,889,817 and
(ii) a portion of one Ginnie Mae Guaranteed Single Family Pool Certificate in the amount of $1,981,566. Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $70,373 at September 30, 1997. This represents a decrease of $151,759 in the unrealized loss at December 31, 1996, of which a decrease of $17,349 is attributable to the sale of securities (which resulted in a realized loss of $65,386), a decrease of $35,386 is attributable to securities purchased during 1997 and a decrease of $99,024 is attributable to an increase in market prices for the investments held at September 30, 1997 and December 31, 1996. As of November 6, 1997, the unrealized gain was approximately $110,000.

The yield on the REMIC and GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages in the asset pool. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the REMIC and GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the REMICs and GNMAs tends to decrease. The effect of prepayments on the yield is greater the earlier a prepayment of principal is received. Due to the complexity of the REMIC structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the REMIC and GNMA Certificates upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

For a description of the Company's investment in Originated Mortgages, REMIC and GNMA Certificates and FHA Insured Project Loan, see Notes 2 and 3 of Notes to Financial Statements.

Results of Operations
---------------------

Results of operations for the three and nine months ended September 30, 1997 and 1996 consisted primarily of interest income of approximately $794,000 and $691,000 and $2,354,000 and $2,087,000, respectively, earned on Originated Mortgages (excluding GNMAs), approximately $245,000 and $327,000 and $731,000 and $1,043,000, respectively, earned from investments in REMIC and GNMA Certificates and FHA Insured Project Loan and approximately $28,000 and $61,000 and $124,000 and $186,000, respectively, earned from temporary investments less administrative expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no excess for the nine months ended September 30, 1997 and 1996.

Interest income from Originated Mortgages (excluding GNMAs) increased approximately $103,000 and $268,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to the additional advances on the Stonybrook Originated Mortgage since September 30, 1996.

Interest income from REMIC and GNMA Certificates and FHA Insured Project Loan decreased approximately $82,000 and $311,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the sale of one REMIC in August 1996 and the repayment of the FHA Insured Project Loan in May 1997, partially offset by the purchase of two REMICs in May 1997 and two REMICs and one GNMA in June 1997.

Interest income from temporary investments decreased approximately $33,000 and $62,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996, primarily due to a decrease in uninvested proceeds earning interest in 1997.

General and administrative decreased approximately $28,000 and $28,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to a decrease in legal fees as well as small decreases in several other general and administrative expenses in 1997.

Realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan decreased approximately $404,000 and $341,000 for the three and nine months ended September 30, 1997 as compared to the corresponding periods in 1996 primarily due to the sale of one REMIC in August 1996.

Distribution Policy
-------------------

The Company has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it has disposed of, and may be required to continue to dispose of, a portion of the CMOs and REMICs during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Company will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments. The Company has completed the offering and acquisition stage and therefore, the Board has reviewed the current distribution policy. Beginning in the first quarter of 1998 the Company will change its distribution policy. The new policy will call for quarterly distributions which more closely reflect collections of interest payments.

In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of September 30, 1997 and December 31, 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of September 30, 1997 and December 31, 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the nine months ended September 30, 1997, no investments were sold in order to support the distribution policy.

Of the total distributions of $4,172,266 and $4,165,518 made for the nine months ended September 30, 1997 and 1996, $1,528,788 ($.38 per share or 37%) and
$1,817,601 ($.46 per share or 44%) represents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1997, the aggregate amount of the distributions made since the commence-ment of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $8,511,803 ($2.09 per share or 41%). The portion of the distributions which constitutes a return of capital may be significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of September 30, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

Management expects that cash flow from operations combined with the balance of the disposition proceeds above will be sufficient to fund the Company's operating expenses and to make distributions as determined by the Board on a quarterly basis.

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

           10(c) TRI Capital Corporation Mortgage Note in the principal amount of $9,350,000 dated December 16, 1993 as previ-

            --------

ously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

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

            10(l) Limited Operating Guaranty between Al L. Bradley, Jr., Tim L. Myers, Allied Realty Services, Ltd. and American Mortgage Investors Trust, dated December 16, 1993 as previ-

            --------

ously filed as an Exhibit to Current Report on Form 8-K dated December 16, 1993.

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


Date:  November 13, 1997

                                      By: /s/ Alan P. Hirmes
                                          ------------------
                                          Alan P. Hirmes
                                          Senior Vice President and
                                          Chief Financial Officer

Date:  November 13, 1997

                                      By: /s/ Richard A. Palermo
                                          ----------------------
                                          Richard A. Palermo
                                          Treasurer and
                                          Chief Accounting Officer