Form 10-K
period 1997-12-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1998-04-15
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

 X    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
---   EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

---   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                        AMERICAN MORTGAGE INVESTORS TRUST
       (Exact name of registrant as specified in its governing instrument)

         Massachusetts                                 13-6972380
-------------------------------                     -------------------
(State or other jurisdiction of                     (I.R.S. Employer
incorporation or organization)                      Identification No.)

 625 Madison Avenue, New York, New York                  10022
---------------------------------------                ----------
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

Index to exhibits may be found on page 46
Page 1 of

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

The Company has invested principally in two types of Mortgage Investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and (ii) Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages"); and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of December 31, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

Mortgage Investments
As of December 31, 1997, the Company has made the following Mortgage
Investments:

Originated Mortgages
Information relating to investments in Originated Mortgages and Additional Loans as of December 31, 1997 is as follows:

                         Date of
                         Invest-
                          ment/             Amounts Advanced                            Total         Out-
                          Final   ------------------------------------                 Amounts     standing
                          Matu-                                Total                   Advanced      Loan           Occu-
             Descrip-     rity      Mortgage    Additional     Amounts     Amounts       and       Balance at      pancy at
Property      tion        Date       Loans         Loans      Advanced   Unadvanced   Unadvanced    12/31/97       3/22/98
--------     --------    -------  ----------    ----------    --------   ----------   ----------    --------       -------
The Cove     308        12/93     $ 6,800,000   $  840,500  $ 7,640,500  $      0    $ 7,724,710     $7,463,218     96.1%
Apts.        Apt        1/29
Houston,     Units      (D)
TX (A)

Oxford on    405        12/93       9,350,000    1,156,000   10,506,000         0     10,621,790     10,262,238     95.2%
Greenridge   Apt.       1/29
Apts.        Units      (D)
Houston,
TX (A)

Town &       330        4/94        9,348,000    1,039,000   10,387,000         0     10,387,000     10,154,314     99.1%
Country IV   Apt.       5/29
Apts.        Units      (E)
Urbana,
IL (B)

Columbiana   204        4/94        8,276,895      563,000    8,839,895   406,105      9,246,000      8,830,977     90.0%
Lakes Apts.  Apt.       11/35
Columbia,    Units      (F)
SC (C)

Stony Brook  125        12/95       8,500,000      763,909    9,263,909         0      9,263,909      9,247,960     93.6%
Village II   Apt.       6/37
Apts.        Units      (F)
East Haven,
CT (G)

                                  ---------------------------------------------------------------------------------------

Total                             $42,274,895   $4,362,409  $46,637,304  $406,105    $47,243,409    $45,958,707

                                  =======================================================================================

(A) The interest rates for The Cove and Oxford are 7.625%-9.129% during the permanent loan period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of the cash flow remaining after payment of 9.129% interest and accrued interest, if any. Payments at the rate of 9.129% were guaranteed by the developer until December 1996.

(B) The interest rates for Town & Country are 7.375%-9.167% during the permanent loan period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of the cash flow remaining after payment of 9.167% interest. Payments at the rate of 9.167% were guaranteed by the developer until June 1997.

(C) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. Payments at the rate of 8.678% are guaranteed by the developer until December 1998.

(D) These Originated Mortgages have terms of 35 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(E) This Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(F) These Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(G) The interest rates for Stony Brook are 7.75%-9.128% during the permanent loan period and 8.625% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 40% of the cash flow remaining after payment of 9.128% interest.

GNMA Certificates

The Company used a portion of the net proceeds of its Offering to purchase four Ginnie Mae Guaranteed FHA Insured Project Loan Backed Certificates from unaffiliated third parties. The full amount of the purchase price of each of the GNMA Certificates was allocated as a permanent Originated Mortgage. The following table outlines pertinent information relating to the GNMA
Certificates:

                                                                                    Principal
                                                                                      Balances
                                                               Purchase Price       at 12/31/97     Stated       Final
                                Certificate      Date     ------------------------   Including     Interest     Payment
Seller                             Number     Purchased       %          Amount    Prem/(Disc)       Rate        Date
------                          -----------   ---------   ---------     ----------  -----------     --------   -----------
Bear Stearns & Co.                0355540      7/27/94    90.7500%     $2,407,102   $2,348,808       7.125%    3/15/2029
Malone Mortgage Co.               0382486      7/28/94    99.6250%      2,197,130    2,160,347       8.500     8/15/2029
Goldman Sachs                     0328502      7/29/94    99.9063%      3,928,615    3,709,427       8.250     7/15/2029
SunCoast Capital Group, Ltd.    G22412 (5)     6/23/97    99.34375%     1,981,566    1,957,730       7.000     4/20/2027

Acquired Mortgages

REMIC Certificates

The Company used a portion of the net proceeds of its Offering to purchase ten REMIC Certificates from unaffiliated third parties. Except as set forth in the notes to the table, each of the REMIC Certificates was purchased as a permanent Acquired Mortgage. The following table outlines pertinent information relating to the REMIC Certificates:

                                                                                        Principal
                                                                                          Balances
                                                                   Purchase Price       at 12/31/97     Stated       Final
                              Certificate            Date     ------------------------   Including     Interest     Payment
Seller                           Number           Purchased      %            Amount    Prem/(Disc)       Rate        Date
------                        -----------         ---------   -----------   ----------  -----------     --------   -----------
Bear Stearns & Co.              1992-17G (1)        8/27/93    101.609375%  $10,160,938  $      0         6.50%     Sold (1)
Bear Stearns & Co.              G-024C (2)          10/26/93   100.000000     4,838,600         0         4.85      Sold (2)
Meridan Capital Markets         1292ZA (3)          10/25/94    98.968750     1,721,291         0         5.75      6/15/97
Meridan Capital Markets         1992-153A(3)        10/25/94    97.875000       258,357         0         5.25      9/25/97
Meridan Capital Markets         1580A (3)           10/27/94    99.312500       742,538         0         6.50      9/15/98 (6)
Meridan Capital Markets         1258C (3)           11/9/94    100.375000       269,658         0         7.35      5/15/2004 (4)
SunCoast Capital Group, Ltd.    FHLMC 17218 (5)     5/30/97    100.453125       507,288   467,023         7.00      2/1/98
SunCoast Capital Group, Ltd.    FHLMC 17161 (5)     5/30/97    100.203125       251,967   196,512         6.50      2/1/98
SunCoast Capital Group, Ltd.    FHLMC 17125 (5)     6/23/97    100.343750       147,437   146,444         7.00      1/1/98
SunCoast Capital Group, Ltd.    FNMA 1997-42V (5)   6/30/97     98.312500       983,125   983,125         7.50      10/18/2009

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

(4) The stated final payment date was May 15, 2004. The actual final payment amounting to $7,099 was received on April 15, 1997.

(5) Purchased as a permanent investment using the proceeds from the final payment received from the FHA Insured Project Loan (see FHA Insured Project Loan below and a portion of the proceeds from the sale of Fannie Mae REMIC Certificate #1992-17G (see (1) above).

(6) The stated final payment date was September 15, 1998. The actual final payment amounting to $17,952 was received on November 15, 1997.

FHA Insured Project Loan
The Company used a portion of the net proceeds of its Offering to purchase a FHA Insured Project Loan in the amount of $3,374,679 from an unaffiliated third party. The full amount of the purchase price was allocated as a permanent Acquired Mortgage. The stated final payment date was to be April 1, 2019. The actual final payment amounting to $3,392,445 was received on May 23, 1997.

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

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
Matters.

The Offering terminated as of November 30, 1994. As of December 31, 1997, a total of 3,809,601 shares have been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. Since November 30, 1994, 229,501 shares have been sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1997, 248,167 shares have been redeemed for an aggregate price of $4,604,870.

The number of shareholders as of December 31, 1997 was 3,478. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not intended to be included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may, therefore, not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offering price. Consequently, the purchase of shares should be considered only as a long-term investment.

Reinvestment Plan
A Reinvestment Plan is available which enables shareholders to have their distributions from the Company invested in shares of the Company, or fractions thereof. The Reinvestment Plan became effective on March 29, 1993, the effective date of the Offering.

During the offering period the price per share purchased pursuant to the Reinvestment Plan equaled $20. From November 30, 1994 (the termination of the offering period) until November 30, 1997 (the third anniversary of the final closing date), the price per share purchased pursuant to the Reinvestment Plan was equal to $19. Effective November 30, 1997, the Board adopted a policy to adjust the reinvestment price annually to reflect the net asset value of a share of the Company's stock.

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

Through the quarter ended March 31, 1997, the redemption price was $19 per Eligible Share. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. As of December 31, 1997, the backlog of shares to be redeemed is 129,275.

A shareholder may present less than all his or her Eligible Shares to the Company for redemption, provided, however, that (i) he or she must present the lesser of all of his or her Eligible Shares or 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan) for redemption, and
(ii) if he or she retains any Eligible Shares, he or she must retain at least 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan).

Pursuant to the Redemption Plan, through March 27, 1998, the Company redeemed 248,167 shares aggregating $4,604,870.

The Trustees, may amend or suspend the Redemption Plan at any time they determine, in their sole discretion, that it is in the best interest of the Company.

Distribution Information
Cash distributions per share for the years ended December 31, 1997 and 1996 are as set forth in the following table:

Cash Distribution                                   Total Amount
for Quarter Ended      Date Paid     Per Share       Distributed
-----------------      ---------     ---------       -----------

March 31, 1997          5/15/97        .3575         $1,379,996
June 30, 1997           8/14/97        .3615          1,388,505
September 30, 1997     11/14/97        .3655          1,403,266
December 31, 1997       2/14/98        .3655          1,403,165
                                      ------         ----------

Total for 1997                        1.4500         $5,574,932
                                     =======         ==========

March 31, 1996          5/15/96      $ .3575         $1,373,248
June 30, 1996           8/14/96        .3615          1,388,505
September 30, 1996     11/14/96        .3655          1,403,765
December 31, 1996       2/14/97        .3655          1,403,765
                                     -------         ----------

Total for 1996                       $1.4500         $5,569,283
                                     =======         ==========

Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash provided from earnings through approximately the distribution dates.

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Declaration of Trust.

The Company has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it has disposed of, and may be required to continue to dispose of, a portion of the Mortgage Investments consisting of CMOs and REMICs during this period. The effect of this policy has been the following:
(a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Company will be greater than later investors' returns; and (c) there will be a decrease in funds remaining invested in Mortgage Investments. The Company has completed the offering and acquisition stage and therefore, the Board reviewed and changed the current distribution policy. Beginning in the first quarter of 1998 the Company's distribution policy will call for quarterly distributions which more closely reflect collections of interest payments.

Of the total distributions of $5,575,532 and $5,569,283 made in the years ended December 31, 1997 and 1996, $2,029,717 ($.53 per share or 36%) and $2,281,652
($.57 per share or 41%) represented returns of capital determined in accordance with generally accepted accounting principles. As of December 31, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $9,012,732. The portion of the distributions which constitutes a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders. However, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate, exceed 3% of the Gross Proceeds. As of December 31, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds, resulting in approximately $428,000 being available to support future distributions if necessary. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Distribution Policy".

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

                                                        Year ended December 31,
                              ----------------------------------------------------------------------------
OPERATIONS                       1997            1996            1995              1994           1993
----------                    -----------     -----------     -----------      -------------   -----------
Interest income
Temporary investments         $   151,228     $   252,140     $   515,295      $     631,825   $    320,147
Investments in loans            3,118,027       2,866,017       2,257,883          1,817,057         66,251
Investments in REMIC and
  GNMA certificates and
  FHA Insured Project Loan        975,599       1,306,658       1,582,724          1,089,333        181,730
Other income                            0               0               0             97,221              0
                              -----------     -----------     -----------       ------------   ------------

Total revenues                  4,244,854       4,424,815       4,355,902          3,635,436        568,128

Total expenses                    699,039       1,137,184       1,208,770          1,015,734        215,789
                              -----------     -----------     -----------       ------------   ------------

Net income                    $ 3,545,815     $ 3,287,631     $ 3,147,132      $   2,619,702   $    352,339
                              ===========     ===========     ===========      =============   ============

Basic net income per
  weighted average share      $       .92     $       .83     $       .81      $         .72   $        .37
                              ===========     ===========     ===========      =============   ============

Distribution per share        $    1.4500     $    1.4500     $    1.4500      $.1391-1.4500*  $.0159-.7548*
                              ===========     ===========     ===========      =============   ============

                                                     For the Years ended December 31,
                              ----------------------------------------------------------------------------
FINANCIAL POSITION               1997            1996            1995               1994           1993
------------------            -----------     -----------     -----------      -------------   -----------

Total Assets                  $61,645,922     $63,147,215     $65,517,610      $  65,041,319   $ 55,086,936
                              ===========     ===========     ===========      =============   ============

Total Liabilities             $ 1,259,997     $   986,551     $ 1,002,976      $     356,602   $    601,398
                              ===========     ===========     ===========      =============   ============

Total Shareholders' Equity    $60,385,925     $62,160,664     $64,514,634      $  64,684,717   $ 54,485,538
                              ===========     ===========     ===========      =============   ============

* Amounts received by shareholders varied depending on the dates they became shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company has completed the offering and acquisition stage and has utilized the Net Proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments. Not more than an aggregate of 7% of the Net Proceeds raised in the Offering may be invested in Additional Loans. As of December 31, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price each quarter to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. As of December 31, 1997, the backlog of shares to be redeemed is 129,275. With respect to the Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net assets value of a share of the Company's stock. The change in policy with respect to the reinvestment price is effective November 30, 1997.

During the year ended December 31, 1997, cash and cash equivalents decreased approximately $2,988,000 due to investments in mortgage loans ($2,466,000), purchase of REMIC and GNMA Certificates ($3,871,000) and distributions to shareholders ($5,576,000) which exceeded cash provided by operating activities ($4,434,000) and principal repayments of loans, GNMAs, REMICs and the FHA Insured Project Loan ($4,492,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $494,000.

For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates, see Item 1. Business.

Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $173,598 at December 31, 1997. This represents a decrease of $254,984 in the unrealized loss for the year ended December 31, 1997, of which a decrease of $15,647 is attributable to the sale of securities (which resulted in a realized loss of $66,735) a decrease of $53,925 is attributable to securities purchased during 1997 and a decrease of $185,412 is attributable to an increase in market prices for the investments held at December 31, 1997 and December 31, 1996. As of March, 16 1998, the unrealized gain was approximately $182,000.

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

The Company expects to use its reinvestment dividend to redeem shares through its Redemption Plan and does not expect to have reinvested dividends available for investment. Unadvanced amounts will be invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

The Company's liquidity is based primarily on interest received from permanent Mortgage Investments and interest on unadvanced amounts from Originated Mortgages. In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income.

Results of Operations

Results of operations for the years ended December 31, 1997, 1996 and 1995, primarily consist of interest income from Original Mortgages, REMIC Certificates, FHA Insured Project Loan and temporary investments less administrative expenses, realized losses on sale of REMICs and GNMAs and FHA Insured Project Loan and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. There was no such excess for the years ended December 31, 1997, 1996 and 1995.

1997 vs 1996
Results of operations for the year ended December 31, 1997 consist primarily of interest income of approximately $3,118,000 earned on Originated Mortgages (excluding GNMAs), approximately $976,000 earned from investments in REMIC and GNMA Certificates and the FHA Insured Project Loan, and approximately $151,000 earned from temporary investments.

The increase in interest income from Originated Mortgages (excluding GNMAs) of approximately $252,000 for the year ended December 31, 1997 as compared to 1996 is primarily due to the additional advances on the Stonybrook Orginated Mortgage in 1997.

The decrease in interest from REMIC and GNMA Certificates and the FHA Insured Project Loan of approximately $331,000 for the year ended December 31, 1997 as compared to 1996 is primarily due to the sale of one REMIC in August 1996 and the repayment of the FHA Insured Project Loan in May 1997, partially offset by the purchase of two REMICs in May 1997 and two REMICs and one GNMA in June 1997.

The decrease in interest income from temporary investments of approximately $101,000 for the year ended December 31, 1997 as compared to 1996 is primarily due to a decrease in uninvested proceeds earning interest in 1997.

The decrease in general and administrative expenses of approximately $60,000 for the year ended December 31, 1997 as compared to 1996 is primarily due to a decrease in legal, engineering and accounting fees, as well as decreases in several other general and administrative expenses in 1997.

The decrease in realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan of approximately $349,000 for the year ended December 31, 1997 as compared to 1996 is primarily due to the sale of one REMIC in August 1996.

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

Distribution Policy

The Company has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it has disposed of, and may be required to continue to dispose of a portion of the CMOs and REMICs during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Company will be greater than later investors' returns; and (c) there has been a decrease in funds remaining to be invested in Mortgage Investments. The Company has completed the offering and acquisition stage and therefore, the Board reviewed and changed the current distribution policy. Beginning in the first quarter of 1998 the Company's distribution policy will call for quarterly distributions which more closely reflect collections of interest payments.

In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of December 31, 1997 and 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of December 31, 1997 and 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the years ended December 31, 1997 and 1996, no investments were sold in order to support the distribution policy.

Of the total distributions of $5,575,532, $5,569,283 and $5,566,609 made for the years ended December 31, 1997, 1996 and 1995, $2,029,717 ($.53 per share or
36%), $2,281,652 ($.57 per share or 41%) and $2,419,477 ($.61 per share or 43%)
represents a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1997, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $9,012,732. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of December 31, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

Management expects that cash flow from operations combined with the balance of the disposition proceeds above will be sufficient to fund the Company's operating expenses and continue to make distributions as determined by the Board on a quarterly basis.

Recent Accounting Pronouncements
The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of

Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position or results of operations.

Year 2000 Compliance
As the year 2000 approaches, an issue has emerged regarding how existing application software programs and operating systems can accommodate this date value. Failure to adequately address this issue could have potentially serious repercussions. The Advisor is in the process of working with the Company's service providers to prepare for the year 2000. Based on information currently available, the Company does not expect that it will incur significant operating expenses or be required to incur material costs to be year 2000 compliant.

Item 7A.  Quantitative and Qualitative Disclosure About Market Risk.

Not Applicable

Item 8. Financial Statements and Supplementary Data.
                                                                   Page
                                                                   ----
(a) 1.  Financial Statements

        Independent Auditors' Report                                13

        Balance Sheets as of December 31, 1997 and 1996             14

        Statements of Income for the years ended
        December 31, 1997, 1996 and 1995                            15

        Statements of Changes in Shareholders' Equity for
        the years ended December 31, 1997, 1996 and 1995            16

        Statements of Cash Flows for the years ended
        December 31, 1997, 1996 and 1995                            17

        Notes to Financial Statements                               19

(a) 2.  Financial Statement Schedules

        All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees
American Mortgage Investors Trust:

We have audited the accompanying balance sheets of American Mortgage Investors Trust (a Massachusetts Business Trust) as of December 31, 1997 and 1996, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mortgage Investors Trust as of December 31, 1997 and 1996, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


KPMG Peat Marwick LLP


New York, New York
January 30, 1998, except as to Note 6, which is as of February 14, 1998

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 BALANCE SHEETS
                           DECEMBER 31, 1997 AND 1996

                                     ASSETS

                                                   1997            1996
                                                 -----------    ------------

Investments in mortgage loans (Note 3)           $46,792,853    $45,049,596
Investment in REMIC and GNMA Certificates and
   FHA Insured Project Loan (Note 4)              12,495,878     12,683,331
Cash and cash equivalents                          1,840,715      4,828,561
Organization costs (net of accumulated
   amortization of $45,000 and $35,000,
   respectively)                                       5,000         15,000
Deferred costs                                         9,549         12,581
Accrued interest receivable                          501,927        558,146
                                                 -----------    -----------

Total assets                                     $61,645,922    $63,147,215
                                                  ==========     ==========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

   Accounts payable and accrued expenses         $    49,123    $    99,768
   Due to affiliates (Note 5)                      1,210,874        886,783
                                                  ----------     ----------

Total liabilities                                  1,259,997        986,551
                                                  ----------     ----------

Shareholders' equity:

   Shares of beneficial interest;
     $.10 par value; 12,500,000 shares
     authorized; 4,087,583 and
     4,010,000 shares issued and
     outstanding, respectively                       408,759        401,001
   Treasury shares of beneficial
     interest; $.10 par value;
     248,339 and 169,115 shares,
     respectively                                    (24,834)       (16,912)
   Additional paid-in capital                     68,849,725     68,849,567
   Accumulated deficit                            (9,021,323)    (6,991,606)
   Net unrealized gain (loss)
     on marketable securities
     (Note 4)                                        173,598        (81,386)
                                                 -----------    -----------

Total shareholders' equity                        60,385,925     62,160,664
                                                  ----------     ----------

Total liabilities and shareholders' equity       $61,645,922    $63,147,215
                                                  ==========     ==========

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997            1996           1995
                                                         ----------      ----------    -----------
Revenues:

   Interest income:

     Mortgage loans (Note 3)                             $3,118,027      $2,866,017    $2,257,883
     REMIC and GNMA Certificates and
       FHA Insured Project Loan (Note 4)                    975,599       1,306,658     1,582,724
     Temporary investments                                  151,228         252,140       515,295
                                                         ----------      ----------    ----------

     Total revenues                                       4,244,854       4,424,815     4,355,902
                                                          ---------       ---------     ---------

Expenses:

   General and administrative                               143,800         197,400       228,251
   General and administrative-related parties (Note 5)      478,504         513,809       531,272
   Realized loss on sale of REMICs and GNMAs and
     FHA Insured Project Loan  (Note 4)                      66,735         415,975       439,247
   Amortization                                              10,000          10,000        10,000
                                                         ----------      ----------    ----------

     Total expenses                                         699,039       1,137,184     1,208,770
                                                         ----------       ---------     ---------

     Net income                                          $3,545,815      $3,287,631    $3,147,132
                                                          =========       =========     =========

     Basic net income per weighted average share         $      .92      $      .83    $      .81
                                                         ==========      ==========    ==========

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


                                           Shares of         Treasury Shares of
                                      Beneficial Interest    Beneficial Interest
                                    ----------------------  --------------------
                                       Shares     Amount     Shares     Amount
                                    ----------   ---------  --------   ---------

Balance at January 1, 1995          3,858,082    $385,809          0   $      0
Net Income                                  0           0          0          0
Distributions                               0           0          0          0
Purchase of Treasury Shares                 0           0    (93,539)    (9,354)
Issuance of shares of
  beneficial interest (Note 5)         76,341       7,634          0          0
Offering Costs                              0           0          0          0
Change in net unrealized
  gain on securities available
  for sale (Note 4)                         0           0          0          0
                                    ---------    --------   --------   --------

Balance at December 31, 1995        3,934,423     393,443    (93,539)    (9,354)
Net Income                                  0           0          0          0
Distributions                               0           0          0          0
Purchase of Treasury Shares                 0           0    (75,576)    (7,558)
Issuance of shares of
  beneficial interest (Note 5)         75,577       7,558          0          0
Offering Costs                              0           0          0          0
Change in net unrealized
  loss on securities available
  for sale (Note 4)                         0           0          0          0
                                    ---------    --------   --------   --------

Balance at December 31, 1996        4,010,000     401,001   (169,115)   (16,912)
Net Income                                  0           0          0          0
Distributions                               0           0          0          0
Purchase of Treasury Shares                 0           0    (79,224)    (7,922)
Issuance of shares of beneficial
  interest (Note 5)                    77,583       7,758          0          0
Change in net unrealized gain on
  securities available for
  sale (Note 4)                             0           0          0          0
                                    ---------    --------   --------   --------

Balance at December 31, 1997        4,087,583    $408,759   (248,339)  $(24,834)
                                    =========    ========   ========    =======


                                                                   Net Unrealized
                                                                     Gain (Loss)
                                       Additional                   on Securities
                                         Paid-in     Accumulated      Available
                                         Capital        Deficit        for Sale         Total
                                      -----------    -------------  ---------------   -----------

Balance at January 1, 1995            $69,220,582    $(2,290,477)    $(2,631,197)    $64,684,717
Net Income                                      0      3,147,132               0       3,147,132
Distributions                                   0     (5,566,609)              0      (5,566,609)
Purchase of Treasury Shares            (1,763,587)             0               0      (1,772,941)
Issuance of shares of
  beneficial interest (Note 5)          1,442,844              0               0       1,450,478
Offering Costs                               (277)             0               0            (277)
Change in net unrealized
  gain on securities available
  for sale (Note 4)                             0              0       2,572,134       2,572,134
                                      -----------    -----------      ----------      ----------

Balance at December 31, 1995           68,899,562     (4,709,954)        (59,063)     64,514,634
Net Income                                      0      3,287,631               0       3,287,631
Distributions                                   0     (5,569,283)              0      (5,569,283)
Purchase of Treasury Shares            (1,428,391)             0               0      (1,435,949)
Issuance of shares of
  beneficial interest (Note 5)          1,428,396              0               0       1,435,954
Offering Costs                            (50,000)             0               0         (50,000)
Change in net unrealized
  loss on securities available
  for sale (Note 4)                             0              0         (22,323)        (22,323)
                                      -----------    -----------        --------      ----------

Balance at December 31, 1996           68,849,567     (6,991,606)        (81,386)     62,160,664
Net Income                                      0      3,545,815               0       3,545,815
Distributions                                   0     (5,575,532)              0      (5,575,532)
Purchase of Treasury Shares            (1,390,593)             0               0      (1,398,515)
Issuance of shares of beneficial
  interest (Note 5)                     1,390,751              0               0       1,398,509
Change in net unrealized gain on
  securities available for
  sale (Note 4)                                 0              0         254,984         254,984
                                      -----------    -----------      ----------      ----------

Balance at December 31, 1997          $68,849,725    $(9,021,323)    $   173,598     $60,385,925
                                       ==========     ==========      ==========      ==========

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                                                            1997              1996             1995
                                                       -------------      ------------     -----------
Cash flows from operating activities:
   Net income                                           $ 3,545,815       $ 3,287,631     $ 3,147,132
                                                         ----------        ----------      ----------

   Adjustments to reconcile net income to
     net cash provided by operating activities:
     Amortization expense-organization costs                 10,000            10,000          10,000
     Amortization expense-loan premium and
       origination costs                                    510,101           477,342         417,254
     Accretion of REMIC premium                               3,181            19,523          24,149
     Amortization of REMIC and GNMA and
       FHA Insured Project Loan discount                    (31,860)          (43,376)        (54,490)
     Loss on sale of REMIC certificates                      21,849           408,692         441,967
     (Gain) loss on sale of GNMA certificates                 1,807             5,689          (1,596)
     (Gain) loss on sale of FHA Insured Project Loan         43,080             1,594          (1,124)
   Changes in operating assets and liabilities:
     Decrease (increase) in accrued interest
       receivable                                            56,219          (204,120)        (50,743)
     Increase (decrease) in due to affiliates               324,091           (32,338)        832,703
     (Decrease) increase in accounts payable and
       accrued expenses                                     (50,645)           15,913        (186,329)
                                                        -----------       -----------   -------------
     Total adjustments                                      887,823           658,919       1,431,791
                                                         ----------       -----------    ------------

   Net cash provided by operating activities              4,433,638         3,946,550       4,578,923
                                                          ---------         ---------    ------------

Cash flows from investing activities:
   Investments in mortgage loans                         (2,466,104)       (6,148,482)     (6,375,200)
   Proceeds from sale of REMIC certificates                       0         4,940,625       4,092,188
   Principal repayments of mortgage loans                   215,778           177,095         164,285
   Purchase of REMIC certificates                        (1,981,566)                0               0
   Purchase of GNMA certificates                         (1,889,817)                0               0
   Principal repayments of GNMA certificates                127,621            95,396          87,819
   Principal repayments of REMIC certificates               739,904         1,149,123       1,061,809
   Principal repayments of FHA Insured Project Loan       3,408,238            44,598          37,460
   Purchase of FHA Insured Project Loan                           0                 0      (3,374,679)
   Origination costs                                              0                 0        (421,187)
   Increase in deferred costs                                     0               (11)         (4,815)
                                                       ------------       -----------    ------------

   Net cash provided by (used in)
     investing activities                                (1,845,946)          258,344      (4,732,320)
                                                         ----------        ----------      ----------

Cash flows from financing activities:
   Distributions to shareholders                         (5,575,532)       (5,569,283)     (5,566,609)
   Proceeds from issuance of shares of
     beneficial interest                                  1,398,509         1,435,954       1,450,478
   Purchase of treasury shares                           (1,398,515)       (1,435,949)     (1,770,404)
   Increase in offering costs                                     0           (50,000)         (2,814)
                                                       ------------       -----------   -------------

   Net cash used in financing activities                 (5,575,538)       (5,619,278)     (5,889,349)
                                                         ----------        ----------      ----------

                                                                     (continued)

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                   (continued)

                                                              1997             1996            1995
                                                          -----------     ------------      ----------
Net decrease in cash and cash equivalents                 (2,987,846)      (1,414,384)      (6,042,746)
Cash and cash equivalents at beginning of year             4,828,561        6,242,945       12,285,691
                                                           ---------        ---------       ----------

Cash and cash equivalents at end of year                  $1,840,715       $4,828,561     $  6,242,945
                                                           =========        =========      ===========

Supplemental schedule of noncash
   investing and financing activities:

   Offering costs incurred (value of shares issued
     to the Advisor)                                      $        0       $        0     $      2,538
   Treasury shares (return of shares issued to Advisor)            0                0           (2,538)

   Decrease in deferred costs                                  3,032           58,418          112,479
   Increase in investments in mortgage loans                  (3,032)         (58,418)         (74,130)
   Increase in investments in REMICs and GNMAs                     0                0          (38,349)


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

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. Since November 30, 1994, 229,501 shares have been sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of December 31, 1997, 248,167 shares have been redeemed for an aggregate price of $4,604,870. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment have been reduced by $319,987. During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be redeemed since then. As of December 31, 1997, the backlog of shares to be redeemed is 129,275. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. With respect to the Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price annually at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net asset value of a share of the Company's stock. The change in policy with respect to the reinvestment price is effective November 30, 1997.

The Company has invested principally in two types of mortgage investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company or by other lenders and sold to the Company prior to the loans being fully funded and (ii) Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments"). No more than 7% of the Net Proceeds may be invested in non-interest bearing uninsured loans made directly to developers or sponsors of Developments (or the general partners or other principals of the owner of the Developments) with respect to which the Company holds a mortgage ("Additional Loans"). As of December 31, 1997, all of the original Net Proceeds available for investment had been invested in permanent Mortagage Investments. As of December 31, 1997, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% had been invested in Acquired Mortgages.

The Company also invested in REMICs and in CMOs or participations therein that are backed by single family and/or multifamily mortgage loans insured by FHA or mortgage certificates guaranteed by Ginnie Mae, Fannie Mae or Freddie Mac. Due to the complexity of the REMIC structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the REMIC and GNMA Certificates upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

Costs incurred to sell shares including brokerage and nonaccountable expense allowance are considered offering costs. These costs were charged directly to shareholders' equity.

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

f)  Net Income Per Weighted Average Share
In February 1997, the Financial Accounting Standards Board (the "FASB") issued SFAS No. 128, "Earnings per Share" which is effective for periods ending after December 15, 1997. This statement requires that the current calculations of earnings per share be replaced by basic and diluted earnings per share calculations. The Company has determined that the application of SFAS No. 128 had no effect on its calculation of earnings per share.

Net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1997, 1996 and 1995 were 3,851,029, 3,972,625 and 3,896,620, respectively.

g)  Investments in Mortgage-Backed Securities
The Company follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1997 and 1996, the Company has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of shareholders' equity until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

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

j)  Financial Instruments
The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, Disclosures about Fair Value of Financial Instruments, defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments held by the Company include cash equivalents, investments in loans, investment in REMIC and GNMA Certificates and FHA Insured Project Loan, interest receivable and accounts payable and accrued expenses.

For cash and cash equivalents, investments in loans, interest receivable and accounts payable and accrued expenses the carrying amounts are a reasonable estimate of fair value. The investment in REMIC and GNMA Certificates and FHA Insured Project Loan are carried at fair value.

k)  Accounting by Creditors for Impairment of a Loan
Effective January 1, 1995, the Company has adopted SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is main-tained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

l) Recent Pronouncements
The Financial Accounting Standards Board has recently issued several new accounting pronouncements. Statement No. 128, "Earnings per Share" establishes standards for computing and presenting earnings per share. Statement No. 129, "Disclosure of Information about Capital Structure" establishes standards for disclosing information about an entity's capital structure. The adoption of these standards in 1997 has not materially affected the Company's reported operating results, per share amounts, financial position or cash flows.

In June 1997, SFAS No. 130, Reporting Comprehensive Income, and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, were issued. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position.

SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. SFAS No. 130 and No. 131 are effective for fiscal years beginning after December 15, 1997.

Both SFAS No. 130 and 131 are disclosure related only and therefore will have no impact on the Company's financial position or results of operations.

Note 3 - Investment in Mortgage Loans

The Company originally funded five Originated Mortgages (excluding GNMAs-see
Note 4), five non-interest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $46,837,304.

Information relating to investments in Originated Mortgages (excluding GNMAs - see Note 4) and Additional Loans for the years ended December 31, 1997, 1996 and 1995 are as follows:

                                                    1997            1996            1995
                                                ------------    ------------    ------------
Investments in mortgage loans - January 1,      $ 45,049,596    $ 39,497,133    $ 33,284,852
                                                ------------    ------------    ------------

   Additions:

   Columbiana - advances                             260,767         464,028       5,001,082
   Columbiana - loan origination costs                 3,032           5,395          58,152

   Stonybrook - advances                           2,205,337       5,684,454         610,209
   Stonybrook - equity loan                                0               0         763,909
   Stonybrook - loan origination costs                     0          53,023         360,468
                                                ------------    ------------    ------------
                                                   2,469,136       6,206,900       6,793,820
                                                ------------    ------------    ------------
Deductions:

   Amortization of Additional Loans                 (372,916)       (372,916)       (312,165)
   Amortization of loan origination costs           (137,185)       (104,426)       (105,089)
   Collection of principal - Cove                    (50,395)        (46,706)        (43,288)
                           - Oxford                  (69,293)        (64,222)        (59,521)
                           - Town and Country        (71,215)        (66,167)        (61,476)
                           - Columbiana               (8,918)              0               0
                           - Stonybrook              (15,957)              0               0
                                                ------------    ------------    ------------
                                                    (725,879)       (654,437)       (581,539)
                                                ------------    ------------    ------------

Investments in mortgage loans - December 31,    $ 46,792,853    $ 45,049,596    $ 39,497,133
                                                ============    ============    ============

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investments in Loans

Information relating to investments in Originated Mortgages and Additional Loans as of December 31, 1997 and 1996 is as follows:

                          Date of
                          Invest-
                           ment/               Amounts Advanced                               Total
                           Final     ------------------------------------                    Amounts       Out-
                           Matu-                                 Total                      Advanced     standing      Origi-
              Descrip-     rity      Mortgage     Additional    Amounts       Amounts         and          Loan        nation
Property        tion       Date       Loans         Loans      Advanced     Unadvanced     Unadvanced     Balance      Costs
--------      --------    -------    ---------   -----------  ----------    -----------    ----------     -------      -----
The Cove       308        12/93    $ 6,800,000   $  840,500    $ 7,640,500    $      0    $ 7,724,710    $7,463,218  $  444,215
Apts.          Apt        1/29
Houston,       Units      (D)
TX (A)

Oxford on      405        12/93      9,350,000    1,156,000     10,506,000           0     10,621,790    10,262,238     610,814
Greenridge     Apt.       1/29
Apts.          Units      (D)
Houston,
TX (A)

Town &         330        4/94       9,348,000    1,039,000     10,387,000           0     10,387,000    10,154,314     603,895
Country IV     Apt.       5/29
Apts.          Units      (E)
Urbana,
IL (B)

Columbiana     204        4/94       8,276,895      563,000      8,839,895     406,105      9,246,000     8,830,977     532,835
Lakes Apts.    Apt.       11/35
Columbia,      Units      (F)
SC (C)

Stony Brook    125        12/95      8,500,000      763,909      9,263,909           0      9,263,909     9,247,960     413,492
Village II     Apt.       6/37
Apts.          Units      (F)
East Haven,
CT (G)
                                  ---------------------------------------------------------------------------------------------

Total                              $42,274,895   $4,362,409    $46,637,304    $406,105    $47,243,409   $45,958,707  $2,605,251

                                  =============================================================================================


                                                     Interest
               Accum-       Balance                    Earned       Less
               ulated         at        Balance at    by the        1997         Net
                Amor-      Dec. 31,      December     Company       Amor-      Interest
Property      tization     1997 (H)      31, 1996     for 1997    tization      Earned
--------      --------     ---------     --------     --------    --------      ------
The Cove     $  409,087    $7,498,346   $7,649,877    $600,083     $101,131    $498,952
Apts.
Houston,
TX (A)

Oxford on       562,609    10,310,443   10,518,823     836,716      139,083     697,633
Greenridge
Apts.
Houston,
TX (A)

Town &          430,369    10,327,840   10,515,510     818,036      116,455     701,581
Country IV
Apts.
Urbana,
IL (B)

Columbiana      205,339     9,158,473    8,959,892     692,443       56,300     636,143
Lakes Apts.
Columbia,
SC (C)

Stony Brook     163,701     9,497,751    7,405,494     680,850       97,132     583,718
Village II
Apts.
East Haven,
CT (G)
             -----------------------------------------------------------------------------

Total        $1,771,105   $46,792,853  $45,049,596  $3,628,128     $510,101  $3,118,027

             =============================================================================

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

(A) The interest rates for The Cove and Oxford are 7.625%-9.129% during the permanent loan period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of the cash flow remaining after payment of 9.129% interest and accrued interest, if any. Payments at the rate of 9.129% were guaranteed by the developer until December 1996.

(B) The interest rates for Town & Country are 7.375%-9.167% during the permanent loan period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 30% of the cash flow remaining after payment of 9.167% interest. Payments at the rate of 9.167% were guaranteed by the developer until June 1997.

(C) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. Payments at the rate of 8.678% are guaranteed by the developer until December 1998.

(D) These Originated Mortgages have terms of 35 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(E) This Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(F) These Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(G) The interest rates for Stony Brook are 7.75%-9.128% during the permanent loan period and 8.625% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 40% of the cash flow remaining after payment of 9.128% interest.

(H) Aggregate cost for federal income tax purposes is $45,707,370.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan for the years ended December 31, 1997 and 1996:

                                                   1997          1996           1995
                                               ------------  ------------  ------------
Investments in REMIC and GNMA Certificates
   and FHA Insured Project Loan - January 1,   $12,683,331   $19,327,518   $18,953,841
                                                ----------    ----------    ----------

Additions:

   Purchase of GNMA Certificates                 1,981,566             0             0
   Purchase of REMIC Certificates                1,889,817             0             0
   Purchase of FHA Insured Project Loan                  0             0     3,374,679
   Origination costs                                     0             0       115,046
   Gain on sale of GNMA Certificates                     0             0         1,596
   Gain on sale of FHA Insured Project Loan              0             0         1,124
   Amortization of Discounts                        33,394        43,376        54,490
                                               -----------   -----------   -----------

                                                 3,904,777        43,376     3,546,935
                                               -----------   -----------   -----------
Deductions:

   Principal Repayments of GNMA Certificates      (127,621)      (95,396)      (87,819)
   Principal Repayments of REMIC Certificates     (739,904)   (1,149,123)   (1,061,809)
   Principal Repayments of FHA Insured
     Project Loan                               (3,408,238)      (44,598)      (37,460)
   Proceeds from sale of REMIC Certificates              0    (4,940,625)   (4,092,188)
   Loss on Sale of REMIC Certificates              (21,849)     (408,692)     (441,967)
   Loss on Sale of GNMA Certificates                (1,807)       (5,689)            0
   Loss on Sale of FHA Insured Project Loan        (43,080)       (1,594)            0
   Accretion of Premiums                            (4,715)      (19,523)      (24,149)
                                               -----------   -----------   -----------

                                                (4,347,214)   (6,665,240)   (5,745,392)
                                               -----------   -----------   -----------
Amortized Cost at December 31,
   (including unrealized loss of
   $81,386, $59,063 and $2,631,197
   at December 31, 1997, 1996 and 1995,
   respectively)                                12,240,894    12,705,654    16,755,384

Change in net unrealized gain
   (loss) on securities available for sale         254,984       (22,323)    2,572,134
                                                ----------   -----------   -----------

Carrying value at December 31,                 $12,495,878   $12,683,331   $19,327,518
                                                ==========    ==========    ==========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of December 31, 1997 and 1996 is as follows:

                                                Date
                                             Purchased/                  Original                         Premium
                                               Final        Stated    Purchase Price   Principal at    (Discount) at
                               Certificate    Payment      Interest      Including      December 31,    December 31,
Seller                          Number         Date          Rate       Prem/(Disc)       1997              1997
------                         ------------  ---------     ---------   -----------    ---------------  -------------

GNMA Certificates

Bear Stearns                   0355540       7/27/94        7.125%     $  2,407,102    $  2,588,218    $(239,410)
                                             3/15/29

Malone Mortgage                0382486       7/28/94        8.500%        2,197,130       2,168,479       (8,132)
                                             8/15/29

Goldman Sachs                  0328502       7/29/94        8.250%        3,928,615       3,712,906       (3,479)
                                             7/15/29

SunCoast Capital Group, Ltd.   G22412(6)     6/23/97        7.000%        1,981,566       1,970,663      (12,933)
                                             4/20/27
REMIC Certificates

Bear Stearns                   FNMA          8/27/93        6.500%       10,160,938               0            0
                               1992-17G(1)   Sold (1)

Bear Stearns                   FHLMC         10/26/93       4.850%        4,838,600               0            0
                               G-024C(2)     Sold(3)

Meridan Capital Markets        FHLMC         10/25/94       5.750%        1,721,291               0            0
                               1292ZA(3)     6/15/97

Meridan Capital Markets        FNMA          10/25/94       5.250%          258,357               0            0
                               1992-153A(3)  9/25/97

Meridan Capital Markets        FHLMC         10/27/94       6.500%          742,538               0            0
                               1580A(3)      9/15/98(7)

Meridan Capital Markets        FHLMC         11/9/94        7.350%          269,658               0            0
                               1258C(3)      5/15/04(4)

SunCoast Capital Group, Ltd.   FHLMC         3/30/97        7.000%          507,288         464,916        2,107
                               17218(6)      2/1/98

SunCoast Capital Group, Ltd.   FHLMC         5/30/97        6.500%          251,967         196,114          398
                               17161(6)      2/1/98

SunCoast Capital Group, Ltd.   FHLMC         6/23/97        7.000%          147,437         145,942          502
                               17125(6)      4/20/27

SunCoast Capital Group, Ltd.   FNMA          6/30/97        7.500%          983,125       1,000,000      (16,875)
                               1997-42V(6)   10/18/09
FHA Insured Loan Project

Donaldson, Lufkin & Jenrette   092-11005     1/3/95         8.600%        3,374,679               0            0
                                             4/1/19(5)

                                                                        ----------------------------------------------


Total                                                                   $33,770,291     $12,247,238    $(277,822)

                                                                        ==============================================

                                Accum-
                                ulated
                                Amorti-      Loan       Unrealized                               Interest
                                zation    Origination   Gain (Loss)                               Earned        1997
                                  at        Costs at       at         Balance at   Balance at     by the        Amor-       Net
                                December    December     December      December     December      Company     tization/   Interest
Seller                          31, 1997    31, 1997     31, 1997     31, 1997      31, 1996      for 1997   (Accretion)   Earned
------                         ----------  -----------  -----------  -----------  -----------   -----------   -----------  -------
GNMA Certificates

Bear Stearns                    $69,127     $ 80,073     $106,386     $2,604,394  $ 2,526,991    $ 185,089     $20,313    $205,402


Malone Mortgage                   2,452       73,648       16,738      2,253,185    2,227,043      184,804         720     185,524


Goldman Sachs                     1,142      126,458       (3,451)     3,833,576    3,802,730      309,038         337     309,375


SunCoast Capital Group, Ltd.      1,437            0       22,888      1,982,055            0       72,505       1,447      73,952

REMIC Certificates

Bear Stearns                          0            0            0              0            0            0           0           0


Bear Stearns                          0            0            0              0            0            0           0           0


Meridan Capital Markets               0            0            0              0      338,033        3,848           0       3,848


Meridan Capital Markets               0            0            0              0       61,081        1,060           0       1,060


Meridan Capital Markets               0            0            0              0      214,816        5,798           0       5,798


Meridan Capital Markets               0            0            0              0       28,779          266           0         266


SunCoast Capital Group, Ltd.     (2,107)           0        8,135        473,051            0       19,235      (2,168)     17,067


SunCoast Capital Group, Ltd.       (398)           0        1,961        198,075            0        9,142        (510)      8,632


SunCoast Capital Group, Ltd.       (502)           0        2,553        148,495            0        5,354        (504)      4,850


SunCoast Capital Group, Ltd.      1,534            0       18,388      1,003,047            0       37,708       1,534      39,242

FHA Insured Loan Project

Donaldson, Lufkin & Jenrette          0            0            0              0    3,483,858      113,073       7,510     120,583


                              ----------------------------------------------------------------------------------------------------


Total                           $72,685     $280,179     $173,598    $12,495,878  $12,683,331     $946,920     $28,679    $975,599

                              ====================================================================================================

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

(1) On October 15, 1993 the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On both November 4, 1993 and February 1, 1994, the Company sold $200,000, of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. Also on March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472. Also on August 15, 1996, the Company sold the remaining balance of the temporary and permanent portions of the REMIC Certificate which totaled $5,100,000. The realized loss on this sale was $328,895.

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

(4) The stated final payment date was May 15, 2004. The actual final payment amounting to $7,099 was received on April 15, 1997.

(5) The stated final payment date was April 1, 2019. The actual final payment amounting to $3,392,445 was received on May 23, 1997.

(6) Purchased as a permanent investment using the proceeds from the final payment received from the FHA Insured Project Loan (See (6) above) and a portion of the proceeds from the sale of Fannie Mae REMIC Certificate #1992-17G (see (1) above).

(7) The stated final payment date was September 15, 1998. The actual final payment amounting to $17,952 was received on November 15, 1997.

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at December 31, 1997 and 1996 are as follows:

                                            Gross        Gross                                    Gross         Gross
                            Amortized    Unrealized   Unrealized      Fair       Amortized     Unrealized   Unrealized      Fair
                             Cost at      Gain at     (Loss) at     Value at      Cost at       Gain at     (Loss) at     Value at
                           December 31,   December     December     December     December       December     December     December
Security                      1997        31, 1997     31, 1997     31, 1997     31, 1996       31, 1996     31, 1996     31, 1996
--------                   -----------   ----------   ----------    ---------    ---------     ---------     --------      ---------
FHA Insured Project Loan   $         0    $      0    $     0      $         0   $ 3,443,808    $40,050     $       0    $ 3,483,858

Fannie Mae REMICs              984,659      18,388          0        1,003,047        63,467          0        (2,386)        61,081

Federal Home Loan REMICs       806,972      12,649          0          819,621       601,749          0       (20,121)       581,628

Ginnie Mae Certificates     10,530,649     146,012     (3,451)      10,673,210     8,655,693     29,593      (128,522)     8,556,764
                            ----------     -------     ------       ----------     ---------     ------      --------      ---------

                           $12,322,280    $177,049    $(3,451)     $12,495,878   $12,764,717    $69,643     $(151,029)   $12,683,331
                            ==========     =======     ======       ==========    ==========     ======      ========     ==========

The change in the unrealized gain (loss) for the years ended December 31, 1997 and 1996 were as follows:

Unrealized loss at December 31, 1995                             $(59,063)
Sale of securities during the year ended
  December 31, 1996 included in unrealized
  loss at December 31, 1995                                       248,254
Unrealized loss on securities held at
  December 31, 1996 and 1995                                     (270,577)
                                                                ---------

Unrealized loss at December 31, 1996                              (81,386)
Sale of securities during the year ended
  December 31, 1997 included in unrealized
  loss at December 31, 1996                                        15,647
Unrealized gain on securities purchased during
  the twelve months ended December 31, 1997                        53,925
Unrealized gain on securities held at
  December 31, 1997 and 1996                                      185,412

Unrealized gain at December 31, 1997                             $173,598
                                                                =========

For the year ended December 31,1997, there were losses of $66,735 (including acquistion fees and expenses) on principal repayments of REMICs, GNMAs and the FHA Insured Project Loan.

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

NOTE 5 - Related Party Transactions

The Company has entered into an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated as a percentage of total assets invested by the Company which totaled approximately $367,000, $376,000 and $340,000 for the years ended December 31, 1997, 1996 and
1995, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however as a result of the shares being redeemed the Advisor was required to return 172 shares. (As of December 31, 1997 and 1996, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share); (v) acquisition expense allowance and acquisition fees calculated as a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loan; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $725,000 as of December 31, 1997 and $2,545,000 and $722,000 as of December 31, 1996); and (vi)
certain other fees. In addition to the costs, fees and expenses discussed above, the Company reimburses affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company. The costs and expenses incurred for the years ended December 31, 1997, 1996 and 1995 were approximately $111,000, $138,000 and $191,000, respectively.

In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of December 31, 1997 and 1996; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMICs and CMOs investments to supplement the distribution policy; such funds totaled $97,221 as of December 31, 1997 and 1996; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. As of December 31, 1997, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds, resulting in approximately $428,000 being available to support future distributions if necessary.

NOTE 6 - Subsequent Event

On February 14, 1998, a distribution of $1,385,509 and $17,656 was paid to the Investors and the Advisor, respectively, representing the 1997 fourth quarter distribution. The distribution was funded from cash collections of debt service payments and interest income through approximately the distribution date, February 14, 1998.

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

The Trustees and Executive Officers of the Company are as follows:

                                                                  Year First
                                                                    Became
                                                                   Officer/
       Name          Age             Offices Held                  Director
       ----          ---             ------------                  --------
J. Michael Fried     53   Trustee, President, Chairman of the
                          Board and Chief Executive Officer          1991

Peter T. Allen       52   Trustee                                    1991

Arthur P. Fisch      56   Trustee                                    1991

Stuart J. Boesky     41   Executive Vice President and
                          Chief Operating Officer                    1991

Alan P. Hirmes       43   Senior Vice President and
                          Chief Financial Officer                    1991

Mark J. Schlacter    47   Vice President                             1993

Richard A. Palermo   37   Treasurer and Chief Accounting Officer     1997

Lynn A. McMahon      42   Secretary                                  1993

J. MICHAEL FRIED, age 53, is Trustee, President, Chairman of the Board and Chief Executive Officer of the Company, is Director and President of the Advisor and is the sole shareholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all syndication, finance, acquisition and investor reporting activities of Related and its Affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

PETER T. ALLEN, age 52, is President of Peter Allen & Associates, Inc., a real estate development, consulting, brokerage and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen is an Independent Trustee.

ARTHUR P. FISCH, age 56, has been an attorney in private practice specializing in real property and securities law since October 1987, with Arthur P. Fisch, P.C. and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of millions of dollars in residential real estate. Mr. Fisch was the Corporate General Partner in four public real estate funds and responsible for the acquisition of several thousand apartment units. He was also in charge of the Subsidized Housing and Cable TV groups at E.F. Hutton's Direct Investment Department. Mr. Fisch received a B.B.A. from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania. Mr. Fisch is an Independent Trustee.

STUART J. BOESKY, age 41, is Executive Vice President and Chief Operating Officer of the Company and is a Senior Vice President and a Managing Director of the Advisor. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky is the sole shareholder of one of the general partners of Related. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, age 43, is a Senior Vice President and Chief Financial Officer of the Company and is Senior Vice President of the Advisor. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also the sole shareholder of one of the general partners of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

MARK J. SCHLACTER, age 47, is a Vice President of the Company. Mr. Schlacter is a Vice President of Mortgage Acquisitions of Related, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

RICHARD A. PALERMO, 37, is Treasurer and Chief Accounting Officer of the Company and is Treasurer of the Advisor. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

LYNN A. McMAHON, age 42, is Secretary of the Company and of the Advisor. She has served since 1983 as assistant to J. Michael Fried. From 1978 to 1983, she was employed at Sony Corporation of America in the Government Relations Department.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 1997, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

The Advisor

The Advisor is Related AMI Associates, Inc. The directors and executive officers of the Advisor are set forth below. These officers of the Advisor may also provide services to the Company on behalf of the Advisor.

Related AMI Associates, Inc.

                                                              Year First Became
       Name          Age        Offices Held                  Officer/Director
       ----          ---        ------------                  ----------------
J. Michael Fried     53    Director and President                    1991

Stuart J. Boesky     41    Director and Senior Vice President        1991

Alan. P. Hirmes      43    Senior Vice President                     1991

Richard A. Palermo   37    Treasurer                                 1997

Lynn A. McMahon      42    Secretary                                 1991

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 1997, no person was known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company. The Advisor purchased 10,000 Shares at an aggregate purchase price of $200,000 prior to the Offering. In addition, pursuant to the terms of the Offering and the Advisory Services Agreement, the Company has issued shares to the Advisor in an amount which will equal (after such issuance) 1% of the shares of the Company as compensation for services rendered in connection with the organization of the Company. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased by the Advisor, however as a result of shares being redeemed the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be redeemed since then. As of December 31, 1997, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share). Such costs have been charged directly to shareholders' equity as part of offering costs. As of December 31, 1997, J. Michael Fried, Trustee of the Trust, owned 1,920 shares of the Trust. No other directors and officers or trustees of the Advisor or the Company own any shares of the Company.

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

                             PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                Sequential
                                                                   Page
                                                                   ----
(a) 1.    Financial Statements

          Independent Auditors' Report                              13

          Balance Sheets at December 31, 1997 and 1996              14

          Statements of Income for the years ended
          December 31, 1997, 1996 and 1995                          15

          Statements of Changes in Shareholders' Equity
          for the years ended December 31, 1997, 1996 and 1995      16

          Statements of Cash Flows for the years ended
          December 31, 1997, 1996 and 1995                          17

          Notes to Financial Statements                             19

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

10(d) Equity Loan Note in the principal amount of $1,156,000 dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December
          16, 1993.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                Sequential
                                                                   Page
                                                                   ----
10(e) Bridge Loan Note in the principal amount of $115,790, dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December
          16, 1993.

10(f)     Subordinated Promissory Note by Oxford Apartments,
          L.C., dated December 16, 1993 as previously filed as an Exhibit to Current Report on Form 8-K dated December
          16, 1993.

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                Sequential
                                                                   Page
                                                                   ----
10(q) American Capital Resource, Inc. Mortgage Note in the principal amount of $8,683,000 dated April 5, 1994 as previously filed as an Exhibit to Current Report on Form 8-K dated April 28, 1994.

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

23(a) Consent of KPMG Peat Marwick LLP with respect to incorporation by reference in its report in the Company's Registration Statement on Form S-3.

23(b)     Consent of Hidalgo, Banfill, Zlotnick and Kermali, P.C.
          with respect to incorporation to reference on its report in the Company's Registration Statement on Form
          S-3.

27        Financial Data Schedule (filed herewith)

99.       Additional Exhibits

99(a)     The Financial Statements of Cove Apartments, L.L.C., a
          Limited Liability Company which owns and operates a multifamily housing project known as the Cove
          Apartments located in Houston, Texas, as required by Staff Accounting Bulletin No. 71.

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                Sequential
                                                                   Page
                                                                   ----
99(b) The Financial Statements of Oxford Apartments, L.L.C., a Limited Liability Company which owns and operates a multifamily housing project known as the Oxford
          Apartments located in Houston, Texas, as required by Staff Accounting Bulletin No. 71.

(b)       Reports on Form 8-K

          No reports on Form 8-K were filed during the quarterly period ended December 31, 1997.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)


Date:                                   By:  ______________________________
                                             J. Michael Fried
                                             Trustee, President, Chairman of the
                                             Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                      Title                          Date
      ---------                      -----                          ----

____________________    Trustee, President, Chairman of the
J. Michael Fried        Board and Chief Executive Officer


____________________
Peter T. Allen          Trustee


____________________
Arthur P. Fisch         Trustee


____________________    Senior Vice President and
Alan P. Hirmes          Chief Financial Officer


____________________    Treasurer and
Richard A. Palermo      Chief Accounting Officer

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)



Date:  March 30, 1998              By:  /s/ J. Michael Fried
                                        ----------------------------------
                                        J. Michael Fried
                                        Trustee, President, Chairman of the
                                        Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                        Title                       Date
      ---------                        -----                       ----

/s/ J. Michael Fried      Trustee, President, Chairman of the
------------------------  Board and Chief Executive Officer     March 30, 1998
J. Michael Fried

/s/ Peter T. Allen
------------------------  Trustee                               March 30, 1998
Peter T. Allen

/s/ Arthur P. Fisch
------------------------  Trustee                               March 30, 1998
Arthur P. Fisch

/s/ Alan P. Hirmes        Senior Vice President and
------------------------  Chief Financial Officer               March 30, 1998
Alan P. Hirmes

/s/ Richard A. Palermo    Treasurer and
------------------------  Chief Accounting Officer              March 30, 1998
Richard A. Palermo