Form 10-Q
period 1998-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1998-05-15
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                             FORM 10-Q

(Mark One)


   [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

                                 OR

   [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934


                   Commission File Number 0-23972


                 AMERICAN MORTGAGE INVESTORS TRUST
       (Exact name of registrant as specified in its charter)


          Massachusetts                            13-6972380
          -------------                            ----------
(State or other jurisdiction of                 (I.R.S. Employer
incorporation or organization)                  Identification No.)


625 Madison Avenue, New York, New York                       10022
--------------------------------------                       -----
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

Item 1.  Financial Statements
                 AMERICAN MORTGAGE INVESTORS TRUST
                           Balance Sheets

                                                    March 31,      December 31,
                                                      1998              1997
                                                  -----------      ------------
                                                  (Unaudited)         (Audited)
ASSETS
Investments in loans (Note 2)                     $ 46,603,187     $ 46,792,853
Investment in REMIC and GNMA
  Certificates and FHA
  Insured Project Loan (Note 3)                     11,602,252       12,495,878
Cash and cash equivalents                            2,423,043        1,840,715
Organization costs (net of
  accumulated amortization
  of $47,500 and $45,000,
  respectively)                                          2,500            5,000
Deferred costs                                           9,549            9,549
Accrued interest receivable                            638,823          501,927
                                                  ------------     ------------
   Total assets                                   $ 61,279,354     $ 61,645,922
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and
   accrued expenses                               $     51,465     $     49,123
  Due to affiliates (Note 4)                         1,323,584        1,210,874
                                                  ------------     ------------
Total liabilities                                    1,375,049        1,259,997
                                                  ------------     ------------
Commitments (Note 5)
Shareholders' equity:
  Shares of beneficial interest;
   $.10 par value; 12,500,000
   shares authorized; 4,109,670
   and 4,087,583 shares issued
   and outstanding, respectively                       410,968          408,759
  Treasury stock; $.10 par value;
   270,425 and 248,339 shares,
   respectively                                        (27,043)         (24,834)
  Additional paid-in capital                        68,849,733       68,849,725
  Distribution in excess of net income              (9,464,381)      (9,021,323)
  Accumulated other comprehensive income:
Net unrealized gain  on marketable
   securities (Note 3)                                 135,028          173,598
                                                  ------------     ------------
Total shareholders' equity                          59,904,305       60,385,925
                                                  ------------     ------------
Total liabilities and shareholders'
equity                                            $ 61,279,354     $ 61,645,922
                                                  ============     ============

                 See Accompanying Notes to Financial Statements
                                        2

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Operations
                                   (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                              1998           1997
                                              -------------------
Revenues:
  Interest income:
  Mortgage loans (Note 2)                 $  845,699     $  776,512
  REMIC and GNMA
   Certificates and FHA Insured
   Project Loan (Note 3)                     233,385        260,241
  Temporary investments                       24,423         43,916
                                           ---------      ----------

   Total revenues                          1,103,507      1,080,669
                                           ---------      ---------

Expenses:
  General and administrative                  30,109         34,706
  General and administrative -
   related parties (Note 4)                  110,423        115,799
  Realized loss on sale
   of REMICs and GNMAs
   and FHA Insured
   Project Loan (Note 3)                         368          9,996
  Amortization                                 2,500          2,500
                                           ---------     ----------

   Total expenses                            143,400        163,001
                                           ---------     ----------

   Net income                             $  960,107     $  917,668
                                           =========      =========

   Basic net income
    per weighted
    average share                         $      .23     $      .24
                                           =========    ===========

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)
                                 Net Unrealized


                        Shares of                                                                  Gain (Loss) on
                   Beneficial Interest          Treasury Stock        Additional   Distribution      Securities
                   -------------------       -------------------       Paid-in     in Excess of        Avail-
                   Shares       Amount       Shares       Amount       Capital      Net Income     able for Sale        Total
                   ------       ------       ------       ------       -------      ----------     -------------        -----
Balance at         4,087,583    $ 408,759    (248,339)    $(24,834)   $68,849,725   $(9,021,323)      $173,598       $60,385,925
  January 1,
  1998
Net Income                 0            0           0            0             0        960,107              0           960,107
Distributions              0            0           0            0             0     (1,403,165)             0        (1,403,165)
Purchase of                0            0     (22,086)      (2,209)     (341,891)             0              0          (344,100)
  Treasury
  Stock
Issuance of           22,087        2,209           0            0       341,899              0              0           344,108
  shares of
  beneficial
  interest
Change in net              0            0           0            0             0              0        (38,570)          (38,570)
  unrealized
  gain on
  securities
  available
  for sale
                 ------------ ------------ ------------ ------------ ------------- -------------- ----------------- -------------
Balance at         4,109,670    $ 410,968    (270,425)    $(27,043)   $68,849,733   $(9,464,381)      $135,028       $59,904,305
  March 31,
  1998
                 ============ ============ ============ ============ ============= ============== ================= =============

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)


                                                        Three Months Ended
                                                             March 31,
                                                  -----------------------------
                                                       1998           1997
                                                  -----------------------------
Cash flows from operating activities:
  Net income                                      $   960,107       $   917,668
Adjustments to reconcile net income
  to net cash provided by
  operating activities
   Amortization expense -
    organization costs                                  2,500             2,500
   Amortization expense - loan
    premium and origination costs                     125,407           119,207
   Amortization of REMIC
    and GNMA and FHA
    Insured Project Loan discount                     (10,420)           (9,869)
   Loss on sale of REMIC
    certificates                                            0             9,406
   Loss on sale of GNMAs                                  368               457
   Loss on sale of FHA
    Insured Project Loan                                    0               134
Changes in operating assets and
  liabilities:
  (Increase) decrease in accrued
   interest receivable                               (136,896)           13,898
  Increase in due to affiliates                       112,710           115,981
  Increase (decrease) in accounts
   payable and accrued expenses                         2,342           (46,179)
                                                  -----------       -----------
   Total adjustments                                   96,011           205,535
                                                  -----------       -----------
  Net cash provided by
   operating activities                             1,056,118         1,123,203
                                                  -----------       -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                              Three Months Ended
                                                  March 31,
                                          -------------------------
                                             1998            1997
                                          -------------------------
Cash flows from investing activities:
  Investments in loans                             0     (1,484,076)
  Principal repayments of loans               64,259         46,390
  Principal repayments of GNMAs               58,136         25,108
  Principal repayments of REMICs             806,972        278,514
  Principal repayments of FHA
   Insured Project Loan                            0         11,799
                                          ----------     ----------
  Net cash provided by (used in)
    investing activities                     929,367     (1,122,265)
                                          ----------     ----------

Cash flows from financing activities:
  Distributions to shareholders           (1,403,165)    (1,403,764)
  Proceeds from issuance of shares
   of beneficial interest                    344,108        358,577
  Purchase of Treasury Stock                (344,100)             0
                                          ----------     ----------
  Net cash used in financing
   activities                             (1,403,157)    (1,045,187)
                                          ----------     ----------
Net increase (decrease) in cash and
  cash equivalents                           582,328     (1,044,249)
Cash and cash equivalents at
  beginning of period                      1,840,715      4,828,561
                                          ----------     ----------
Cash and cash equivalents at
  end of period                           $2,423,043     $3,784,312
                                          ==========     ==========

Supplemental schedule of non cash
  investing activities:
  Decrease in deferred costs              $        0     $    3,032
  Increase in investments
   in loans                               $        0     $   (3,032)
                                          ----------     ----------

                                          $        0     $        0
                                          ==========     ==========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

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

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. Since November 30, 1994, 251,588 shares have been sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in gross proceeds. Pursuant to the Redemption Plan as of March 31, 1998, 270,253 shares have been redeemed, for an aggregate price of $4,948,969. As of March 31, 1998, the backlog of shares to be redeemed is 123,704. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. With respect to the Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net asset value of a share of the Company's stock. The change in policy with respect to the reinvestment price was effective November 30, 1997.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosures of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1998, the results of operations and cash flows for the three months ended March 31, 1998 and 1997. However, the operating results for the three months ended March 31, 1998 may not be indicative of the results for the year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

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

Net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 1998 and 1997 were 4,097,400 and 3,843,212, respectively.

The Company adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. Reclassification of financial statements for earlier periods, provided for comparative purposes, is required. The statement also requires the accumulated balance of other comprehensive income to be displayed

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income for the quarters ended March 31, 1998 and 1997 was $921,537 and $781,066, respectively.

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information on January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. The Company operates in one segment, investment in mortgages or mortgage backed securities.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

NOTE 2 - Investments in Loans

The Company originally funded five Originated Mortgages (excluding GNMAs-see
Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $46,837,304.

Information relating to investments in Originated Mortgages and Additional Loans as of March 31, 1998 and December 31, 1997 is as follows:


                       Date of
                       Invest-
                        ment/            Amounts Advanced                                  Total
                        Final    -----------------------------------                      Amounts       Out
                         Matu                                 Total                      Advanced    -standing
             Descrip    -rity     Mortgage    Additional     Amounts       Amounts          and         Loan
Property     -tion       Date       Loans        Loans      Advanced     Unadvanced    Unadvanced     Balance
--------     ------    -------   ---------   ----------     --------     ----------    ----------     -------
The Cove       308      12/93   $ 6,800,000    $  840,500   $ 7,640,500  $         0   $ 7,724,710     $7,450,009
Apts.          Apt      1/29
Houston,       Units    (D)
TX (A)

Oxford on      405      12/93     9,350,000     1,156,000    10,506,000            0    10,621,790     10,244,076
Greenridge     Apt.     1/29
Apts.          Units    (D)
Houston,
TX (A)

Town &         330      4/94      9,348,000     1,039,000    10,387,000            0    10,387,000     10,135,677
Country IV     Apt.     5/29
Apts.          Units    (E)
Urbana,
IL (B)

Columbiana     204      4/94      8,276,895       563,000     8,839,895      406,105     9,246,000      8,824,939
Lakes Apts.    Apt.     11/35
Columbia,      Units    (F)
SC (C)

Stony Brook    125      12/95     8,500,000       763,909     9,263,909            0     9,263,909      9,239,747
Village II     Apt.     6/37
Apts.          Units    (F)
East Haven,
CT (G)
                                -----------    ----------   -----------     --------   -----------    -----------
Total                           $42,274,895    $4,362,409   $46,637,304     $406,105   $47,243,409    $45,894,448
                                ===========    ==========   ===========     ========   ===========    ===========



                                                                              Interest
                                         Accum      Balance                   Earned         Less
                             Origi-     -ulated       at       Balance at     by the         1998        Net
                             nation       Amor-     Mar. 31,    December      Company       Amor-      Interest
                             Costs      tization   1998 (H)     31, 1997      for 1998     tization     Earned
                             -----      --------   ---------    --------      --------     --------     ------
The Cove                  $  444,215  $  434,329   $7,459,895  $7,498,346    $149,201      $25,242     $123,959
Apts.
Houston,
TX (A)

Oxford on                    610,814     597,324   10,257,566  10,310,443     274,674       34,715      239,959
Greenridge
Apts.
Houston,
TX (A)

Town &                       603,895     459,443   10,280,129  10,327,840     204,834       29,074      175,760
Country IV
Apts.
Urbana,
IL (B)

Columbiana                   532,835     219,415    9,138,359   9,158,473     166,147       14,076      152,071
Lakes Apts.
Columbia,
SC (C)

Stony Brook                  413,492     186,001    9,467,238   9,497,751     176,250       22,300      153,950
Village II
Apts.
East Haven,
CT (G)
                          ----------  ----------  ----------- -----------    --------     --------     --------
Total                     $2,605,251  $1,896,512  $46,603,187 $46,792,853    $971,106     $125,407     $845,699
                          ==========  ==========  =========== ===========    ========     ========     ========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


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

(D) The Originated Mortgages have terms of 35 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(E) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(F) The Originated Mortgage has a term of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(G) The interest rates for Stony Brook are 7.75%-9.128% during the permanent loan period and 8.625% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 40% of the cash flow remaining after payment of 9.128% interest.

(H) Aggregate cost for federal income tax purposes is $45,707,370.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)



NOTE 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan

Information relating to investments in REMIC and GNMA Certificates and FHA Insured Project Loan as of March 31, 1998 and December 31, 1997 is as follows:



                                                                                  Original
                                                       Date                       Purchase
                                                    Purchased                       Price                          Premium
                                                      /Final         Stated       Including      Principal at   (Discount) at
                                    Certificate      Payment        Interest         Prem/          March           March
Seller                                Number           Date           Rate          (Disc)         31, 1998        31, 1998
------                               ---------       -------         ------        ---------       ---------       --------

GNMA Certificates
Bear Stearns                         0355540         7/27/94         7.125%     $  2,407,102    $  2,582,854     $(238,914)
                                                     3/15/29

Malone Mortgage                      0382486         7/28/94         8.500%        2,197,130       2,165,254        (8,119)
                                                     8/15/29

Goldman Sachs                        0328502         7/29/94         8.250%        3,928,615       3,694,220        (3,461)
                                                     7/15/29

SunCoast Capital Group, Ltd.         G22412(6)       6/23/97         7.000%        1,981,566       1,939,802       (12,730)
                                                     4/20/27
REMIC Certificates

Bear Stearns                         FNMA            8/27/93         6.500%       10,160,938               0             0
                                     1992-17G(1)     Sold (1)

Bear Stearns                         FHLMC           10/26/93        4.850%        4,838,600               0             0
                                     G-024C          Sold

Meridan Capital Markets              FHLMC           10/25/94        5.750%        1,721,291               0             0
                                     1292ZA          6/15/97

Meridan Capital Markets              FNMA            10/25/94        5.250%          258,357               0             0
                                     1992-153A       9/25/97

Meridan Capital Markets              FHLMC           10/27/94        6.500%          742,538               0             0
                                     1580A           9/15/98(5)

Meridan Capital Markets              FHLMC           11/9/94         7.350%          269,658               0             0
                                     1258C           5/15/04(2)

SunCoast Capital Group, Ltd.         FHLMC           3/30/97         7.000%          507,288               0             0
                                     17218(4)        2/1/98 (6)

SunCoast Capital Group, Ltd.         FHLMC           5/30/97         6.500%          251,967               0             0
                                     17161(4)        2/1/98 (7)

SunCoast Capital Group, Ltd.         FHLMC           6/23/97         7.000%          147,437               0             0
                                     17125(4)        4/20/27 (8)

SunCoast Capital Group, Ltd.         FNMA            6/30/97         7.500%          983,125       1,000,000       (16,875)
                                     1997-42V(4)     10/18/09
FHA Insured Loan Project

Donaldson, Lufkin & Jenrette         092-11005       1/3/95          8.600%        3,374,679               0             0
                                                     4/1/19(3)

                                                                                 -----------     -----------     ---------
Total                                                                            $33,770,291     $11,382,130     $(280,099)
                                                                                 ===========     ===========     =========

                                                    Loan
                                  Accumulated    Origination      Unrealized
                                  Amortization    Costs at        Gain (Loss)    Balance at    Balance at
                                    at March        March          at March         March        December
Seller                              31, 1998       31, 1998        31, 1998       31, 1998       31, 1997
------                              --------       --------        --------      -----------   -----------

GNMA Certificates
Bear Stearns                        $74,034        $ 79,907         $88,402       $2,586,283    $2,604,394


Malone Mortgage                       2,627          73,539          18,226        2,251,527     2,253,185


Goldman Sachs                         1,218         125,822          (7,557)       3,810,242     3,833,576


SunCoast Capital Group, Ltd.          5,745               0          22,594        1,955,411     1,982,055

REMIC Certificates

Bear Stearns                              0               0               0                0             0


Bear Stearns                              0               0               0                0             0


Meridan Capital Markets                   0               0               0                0             0


Meridan Capital Markets                   0               0               0                0             0


Meridan Capital Markets                   0               0               0                0             0


Meridan Capital Markets                   0               0               0                0             0


SunCoast Capital Group, Ltd.              0               0               0                0       473,051


SunCoast Capital Group, Ltd.              0               0               0                0       198,075


SunCoast Capital Group, Ltd.              0               0               0                0       148,495


SunCoast Capital Group, Ltd.          2,301               0          13,363          998,789     1,003,047

FHA Insured Loan Project

Donaldson, Lufkin & Jenrette              0               0               0                0             0


                                    -------        --------        --------      -----------   -----------
Total                               $85,925        $279,268        $135,028      $11,602,252   $12,495,878
                                    =======        ========        ========      ===========   ===========



                                  Interest
                                   Earned
                                   by the     1998 Amor-        Net
                                   Company     tization/     Interest
Seller                            for 1998    (Accretion)     Earned
------                           ----------   ------------    ------
GNMA Certificates

Bear Stearns                      $ 46,003      $ 5,053      $ 51,056


Malone Mortgage                     45,997          179        46,176


Goldman Sachs                       76,324           83        76,407


SunCoast Capital Group, Ltd.        34,255        4,338        38,593

REMIC Certificates

Bear Stearns                             0            0             0


Bear Stearns                             0            0             0


Meridan Capital Markets                  0            0             0


Meridan Capital Markets                  0            0             0


Meridan Capital Markets                  0            0             0


Meridan Capital Markets                  0            0             0


SunCoast Capital Group, Ltd.           767            0           767


SunCoast Capital Group, Ltd.           869            0           869


SunCoast Capital Group, Ltd.             0            0             0


SunCoast Capital Group, Ltd.        18,750          767        19,517

FHA Insured Loan Project

Donaldson, Lufkin & Jenrette             0            0             0

                                  --------      -------      --------
                                  $222,965      $10,420      $233,385
                                  ========      =======      ========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

(1) On October 15, 1993, the Company allocated $5,000,000 of the principal face value as an Acquired Mortgage based on the expectation that a majority of the investment would be held for at least two years. Based on such allocation, compensation was paid to the Advisor. The Advisor has undertaken to reimburse the Company for any compensation paid to it which is attributable to the portion of any REMIC Certificate which is sold to support the Company's distribution policy (the "Advisor's Reimbursement Undertaking"). On both November 4, 1993 and February 1, 1994, the Company sold $200,000 of the REMIC Certificate and the Advisor has reimbursed the Company for the fees previously paid and the trading loss incurred with respect to the portions of the REMIC Certificate which were sold. On March 30, 1995, the Company sold $4,500,000 of the temporary portion at the discounted price of 90.9375% or $4,092,188. The realized loss on this sale was $447,472. Also on August 15, 1997, the Company sold the remaining balance of the temporary and permanent portions of the REMIC Certificate which totaled $5,100,000. The realized loss on this sale was $328,895.

(2) The stated final payment date was May 15, 2004. The actual final payment amounting to $7,099 was received on April 15, 1997.

(3) The stated final payment date was April 1, 2019. The actual final payment amounting to $3,392,445 was received on May 23, 1997.

(4) Purchased as a permanent investment using the proceeds from the final payment received from the FHA Insured Project Loan (See (6) above) and a portion of the proceeds from the sale of Fannie Mae REMIC Certificate #1992-17G (see (1) above).

(5) The stated final payment date was September 25, 1998. The actual final payment amounting to $17,952 was received on November 15, 1997.

(6) The stated final payment date was February 1, 1998. The actual final payment amounting to $131,188 was received on February 20, 1998.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

(7) The stated final payment date was February 1, 1998. The actual final payment amounting to $184,818 was received on February 20, 1998.

(8) The stated final payment date was April 20, 2027. The actual final payment amounting to $145,942 was received January 22, 1998.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates and FHA Insured Project Loan (continued)

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates and FHA Insured Project Loan at March 31, 1998 and December 31, 1997 are as follows:


                                           Gross        Gross                                   Gross        Gross
                          Amortized     Unrealized   Unrealized                 Amortized    Unrealized   Unrealized      Fair
                           Cost at        Gain at     (Loss) at    Fair Value     Cost at      Gain at     (Loss) at     Value of
                            March          March        March       at March     December      December     December     December
Security                  31, 1998      31, 1998      31, 1998     31, 1998      31, 1997      31, 1997     31, 1997      31, 1997
--------                 -----------    --------       -------    -----------  -----------     --------     --------    -----------
Fannie Mae REMICs        $   985,426    $ 13,363       $     0    $   998,789  $   984,659     $ 18,388     $      0    $ 1,003,047
Federal Home Loan                  0           0             0              0      806,972       12,649            0        819,621
  REMICs
Ginnie Mae Certificates   10,481,798     129,222        (7,557)    10,603,463   10,530,649      146,012       (3,451)    10,673,210
                         -----------    --------       -------    -----------  -----------     --------     --------    -----------

                         $11,467,224    $142,585       $(7,557)   $11,602,252  $12,322,280     $177,049     $ (3,451)   $12,495,878
                         ===========    ========       =======    ===========  ===========     ========     ========    ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)

The change in the unrealized loss for the three months ended March 31, 1998 and the year ended December 31, 1997 were as follows:



Unrealized loss at January 1, 1997                                    $ (81,386)

Sale of securities during the year ended
   December 31, 1997 included in
   unrealized loss at December 31, 1996                                  15,647
Unrealized gain on securities
   purchased during the twelve months
   ended December 31, 1997                                               53,925
Unrealized gain on securities held at
   December 31, 1997 and 1996                                           185,412
                                                                      ---------

Unrealized gain at December 31, 1997                                  $ 173,598

Sale of securities during the three months
   ended March 31, 1998 included in
   unrealized gain at December 31, 1997                                  13,235
Unrealized loss on securities held at
   March 31, 1998 and December 31, 1997                                 (51,805)
                                                                      ---------

Unrealized gain at March 31, 1998                                     $ 135,028
                                                                      =========

For the three months ended March 31, 1998, there were losses of $368 (including acquisition fees and expenses) on principal repayments of REMICs and GNMAs.

Note 4 - Related Party Transactions

The Company has entered into an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) compensation in connection with the organization and start-up of the Company and the Company's investment in the Mortgage Investments; (ii) asset management fees calculated as a percentage of total assets invested by the Company, which totaled $89,963 and $89,469 for the three months ended March 31, 1998 and 1997, respectively, such amounts are included in due to affiliates; (iii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iv) an amount, payable

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                 March 31, 1998
                                   (Unaudited)


in shares of the Company which, after issuance, will equal 1% of all shares of the Company issued during the offering period or pursuant to the Company's Reinvestment Plan as compensation for services rendered. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased, however, as a result of the shares being redeemed, the Advisor was required to return 172 shares. (As of March 31, 1998 and December 31, 1997, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share));
(v) acquisition expense allowance and acquisition fees calculated as a percentage of the Gross Proceeds applicable to the origination of Originated Mortgages and related Additional Loans and the acquisition of Acquired Mortgages and Additional Loans; (acquisition fees and acquisition expense allowance approximated $2,545,000 and $725,000 at both March 31, 1998 and December 31,
1997); and (vi) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other cost incurred on behalf of the Company. The costs and expenses incurred for the three months ended March 31, 1998 and 1997 were $20,460 and $26,330, respectively.

In order to minimize the possible adverse effects of the Company's investment and distribution policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of March 31, 1998 and December 31, 1997; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of March 31, 1998 and December 31, 1997; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. As of March 31, 1998, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds, resulting in approximately

$428,000 being available to support future distributions if necessary.

Note 5 - Subsequent Event

On May 15, 1998, a distribution of $1,371,611 and $17,272 was paid to the Investors and the Advisor, respectively, representing the 1998 first quarter distribution. The distribution was funded from cash collections of debt service payments and interest income through approximately the distribution date, May 15, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company has completed the offering and acquisition stage and has utilized the Net Proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments. Not more than an aggregate of 7% of the Net Proceeds raised in the Offering may be invested in Additional Loans. As of March 31, 1998, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price each quarter to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. As of March 31, 1998, the backlog of shares to be redeemed is 123,704. With respect to the Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net assets value of a share of the Company's stock. The change in policy with respect to the reinvestment price is effective November 30, 1997.

During the three months ended March 31, 1998, cash and cash equivalents increased approximately $582,000 due to principal repayments of loans, GNMAs and REMICs ($929,000) and cash provided by operating activities ($1,056,000) which exceeded distributions to shareholders ($1,403,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $117,000.

For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates (see Notes 2 and 3 of Notes to Financial Statements).

Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $135,028 at March 31, 1998. This represents a decrease of $38,570 in the unrealized gain for the three months ended March 31, 1998, of which an increase of $13,235 is attributable to the sale of securities (which resulted in a realized loss of $368) and a decrease of $51,805 is attributable to a decrease in market prices for the investments held at March 31, 1998 and December 31, 1997. As of May 12, 1998, the unrealized gain was approximately $159,000.

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

Results of Operations

Results of operations for the three months ended March 31, 1998, primarily consist of interest income from Originated Mortgages, REMIC certificates and temporary investments less administrative expenses, realized losses on sale of REMICs and GNMAs and amortization expenses. Results of operations for the three months ended March 31, 1997, primarily consists of interest income from Originated Mortgages, REMIC certificates, a FHA Insured Project Loan and temporary investments less administrative expenses, realized losses on sale of REMICs and GNMAs, and a FHA Insured Project Loan and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the three months ended March 31, 1998 and 1997.

Interest income from Originated Mortgages (excluding GNMAs) increased approximately $69,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to the additional advances on the Stonybrook Originated Mortgage since March 31, 1997 and the receipt of cash flow interest in 1998 for Oxford.

Interest income from REMIC and GNMA Certificates and FHA Insured Project Loan decreased approximately $27,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the repayment of the FHA Insured Project Loan in May 1997, partially offset by the purchase of two REMICs in May 1997 and two REMICs and one GNMA in June 1997.

Interest income from temporary investments decreased approximately $19,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997, primarily due to a decrease in temporarily invested proceeds earning interest in 1998.

Realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan decreased approximately $10,000 for the three months ended March 31, 1998 as compared to the corresponding period in 1997 primarily due to the repayment of four REMICs in 1997.

Distribution Policy

The Company has adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it has disposed of, and may be required to continue to dispose of, a portion of the CMOs and REMICs during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted, and will continue to constitute, a return of capital; (b) earlier investors' returns from an investment in the Company will be greater than later investors' returns; and (c) there will be a decrease in funds remaining to be invested in Mortgage Investments. The Company has completed the offering and acquisition stage and therefore, the Board reviewed and changed the current distribution policy. Beginning in 1998, the Company has change its distribution policy. The new policy calls for quarterly distributions which more closely reflect collections of interest payments.

In order to minimize the possible adverse effects of the investment and distribution policy described above, the Company has made the following undertakings: (a) the Advisor has agreed not to retain acquisition fees or loan disposition fees with respect to any portion of REMICs or CMOs which are sold pursuant to the distribution policy; such fees totaled $96,112 as of March 31, 1998 and December 31, 1997; (b) the Advisor has agreed to contribute to the Company funds equal to the amount by which all trading losses exceed the gains resulting from the sale of REMIC and CMO investments to supplement the distribution policy; such funds totaled $97,221 as of March 31, 1998 and December 31, 1997; and (c) the Company has agreed to limit the total amount which can be returned to investors from the early sale of investments to support the distributions policy to less than 3% of the Gross Proceeds. During the three months ended March 31, 1998, no investments were sold in order to support the distribution policy.

Of the total distributions of $1,403,165 and $1,403,764 made for the three months ended March 31, 1998 and 1997, $443,058 ($.12 per share or 32%) and $486,096 ($.13 per share or 35%) represents a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $9,455,790. The portion of the distributions which constitutes a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders. However, as described above, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of March 31, 1998, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds resulting in approximately $428,000 being available to support future distributions if necessary.

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


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)

Date: May 15, 1998

                      By: /s/ John B. Roche
                          -----------------
                          John B. Roche
                          Senior Vice President and
                          Chief Financial and Accounting Officer