Form 10-Q/A
period 1998-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1998-06-11
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                            FORM 10-Q/A-1

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
                                                  ============     ============

                 See Accompanying Notes to Financial Statements
                                        2

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Operations
                                   (Unaudited)


                                              Three Months Ended
                                                   March 31,
                                              -------------------
                                              1998           1997
                                              -------------------
Revenues:
  Interest income:
  Mortgage loans (Note 2)                 $  845,699     $  776,512
  REMIC and GNMA
   Certificates and FHA Insured
   Project Loan (Note 3)                     233,385        260,241
  Temporary investments                       24,423         43,916
                                           ---------      ----------

   Total revenues                          1,103,507      1,080,669
                                           ---------      ---------

Expenses:
  General and administrative                  30,109         34,706
  General and administrative -
   related parties (Note 4)                  110,423        115,799
  Realized loss on sale
   of REMICs and GNMAs
   and FHA Insured
   Project Loan (Note 3)                         368          9,996
  Amortization                                 2,500          2,500
                                           ---------     ----------

   Total expenses                            143,400        163,001
                                           ---------     ----------

   Net income                             $  960,107     $  917,668
                                           =========      =========

   Basic net income
    per weighted
    average share                         $      .25     $      .24
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

Net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 1998 and 1997 were 3,849,059 and 3,850,321, respectively.

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

Date: June 9, 1998

                      By: /s/ John B. Roche
                          -----------------
                          John B. Roche
                          Senior Vice President and
                          Chief Financial and Accounting Officer