Form 10-Q
period 1998-06-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1998-08-14
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998


                                       OR


___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                        AMERICAN MORTGAGE INVESTORS TRUST
                        ---------------------------------
             (Exact name of registrant as specified in its charter)


           Massachusetts                                         13-6972380
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                                  10022
----------------------------------------                              ----------
(Address of principal executive offices)                              (Zip Code)


Registrant's telephone number, including area code (212)421-5333


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                                     PART I

Item 1.  Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 Balance Sheets

                                                   ============    ============
                                                     June 30,      December 31,
                                                       1998            1997
                                                   (unaudited)
                                                   ------------    ------------
ASSETS
Investments in mortgage loans
  (Note 2)                                         $ 46,409,414    $ 46,792,853
Investments in REMIC and
  GNMA Certificates (Note 3)                         11,509,166      12,495,878
Cash and cash equivalents                             2,302,992       1,840,715
Deferred costs (net of
  accumulated amortization
  of $50,000 and $45,000,
  respectively)                                           9,549          14,549
Accrued interest receivable                             699,800         501,927
                                                   ------------    ------------
   Total assets                                    $ 60,930,921    $ 61,645,922
                                                   ============    ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and
    accrued expenses                               $     62,548    $     49,123
  Due to affiliates (Note 4)                          1,463,473       1,210,874
                                                   ------------    ------------
Total liabilities                                     1,526,021       1,259,997
                                                   ------------    ------------
Commitments (Note 5)
Shareholders' equity:
  Shares of beneficial interest;
    $.10 par value; 12,500,000
    shares authorized; 4,131,087
    and 4,087,583 shares issued
    and outstanding, respectively                       413,109         408,759
  Treasury shares of beneficial
    interest; $.10 par value;
    291,842 and 248,339 shares, respectively            (29,184)        (24,834)
 Additional paid-in capital                          68,849,739      68,849,725
 Distributions in excess of net income               (9,947,942)     (9,021,323)
 Accumulated other comprehensive income:
 Net unrealized gain  on marketable
   securities (Note 3)                                  119,178         173,598
                                                   ------------    ------------
Total shareholders' equity                           59,404,900      60,385,925
Total liabilities and
  shareholders' equity                             $ 60,930,921    $ 61,645,922
                                                   ============    ============

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                              Statements of Income
                                   (Unaudited)

                               =======================   =======================
                                 Three Months Ended         Six Months Ended
                                       June 30,                  June 30,
                               -----------------------   -----------------------
                                  1998         1997         1998         1997
                               -----------------------   -----------------------
Revenues:
  Interest income:
   Mortgage loans
    (Note 2)                   $  802,370   $  784,218   $1,648,069   $1,560,730
   REMIC and
    GNMA
    Certificates and
    FHA Insured
    Project Loan
    (Note 3)                      230,184      225,791      463,569      486,032
   Temporary
    investments                    27,196       52,350       51,619       96,266
                               ----------   ----------   ----------   ----------

   Total revenues               1,059,750    1,062,359    2,163,257    2,143,028

Expenses:
  General and
   administrative                 167,901      216,778      308,433      367,283
  Realized loss on
   sale of REMICs
   and GNMAs and
   FHA Insured
   Project Loan
   (Note 3)                           249       51,776          617       61,772
  Amortization                      2,500        2,500        5,000        5,000
                               ----------   ----------   ----------   ----------

   Total expenses                 170,650      271,054      314,050      434,055
                               ----------   ----------   ----------   ----------

   Net income                  $  889,100   $  791,305   $1,849,207   $1,708,973
                               ==========   ==========   ==========   ==========

   Basic net income
    per weighted
    average share              $      .23   $      .21   $      .48   $      .44
                               ==========   ==========   ==========   ==========

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                                             Net
                                                                                                         Unrealized
                                  Shares of        Treasury Shares of                    Distributions   Gain (Loss)
                             Beneficial Interest   Beneficial Interest      Additional     in Excess    on Securities
                            --------------------   --------------------       Paid-in          of          Avail-
                             Shares      Amount      Shares     Amount        Capital      Net Income   able for Sale      Total
                            ---------   --------   --------    --------    ------------    -----------    ---------    ------------
Balance at                  4,087,583   $408,759   (248,339)   $(24,834)   $ 68,849,725    $(9,021,323)   $ 173,598    $ 60,385,925
  January 1, 1998

Net Income                          0          0          0           0               0      1,849,207            0       1,849,207

Distributions                       0          0          0           0               0     (2,775,826)           0      (2,775,826)

Purchase of                         0          0    (43,503)     (4,350)       (676,645)             0                     (680,995)
  Treasury Stock

Issuance of                    43,504      4,350          0           0         676,659              0            0         681,009
  shares of
  beneficial
  interest

Change in                           0          0          0           0               0              0      (54,420)        (54,420)
  net unrealized
  gain on
  securities
  available
  for sale
                            ---------   --------   --------    --------    ------------    -----------    ---------    ------------

Balance at                  4,131,087   $413,109   (291,842)   $(29,184)   $ 68,849,739    $(9,947,942)   $ 119,178    $ 59,404,900
  June 30, 1998
                            =========   ========   ========    ========    ============    ===========    =========    ============

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                   ===========================
                                                        Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                      1998             1997
                                                   ---------------------------
Cash flows from operating activities:
  Net income                                       $1,849,207       $1,708,973
                                                   ----------       ----------

Adjustments to reconcile net income
  to net cash provided by
  operating activities
   Amortization expense -
    organization costs                                  5,000            5,000
   Amortization expense - loan
    premium and origination costs                     250,655          238,375
   Accretion of REMIC premium                               0              585
   Amortization of REMIC
    and GNMA and FHA
    Insured Project Loan discount                     (20,808)         (18,215)
   Loss on sale of REMIC
    certificates                                            0           17,764
   Loss on sale of GNMAs                                  617              927
   Loss on sale of FHA
    Insured Project Loan                                    0           43,080

Changes in operating assets and
  liabilities:
  (Increase) decrease in accrued
   interest receivable                               (197,873)          27,220
  Increase in due to affiliates                       252,599          261,353
  Increase (decrease) in accounts
   payable and accrued expenses                        13,425           (6,570)
                                                   ----------       ----------
   Total adjustments                                  303,615          569,519
                                                   ----------       ----------
  Net cash provided by
   operating activities                             2,152,822        2,278,492
                                                   ----------       ----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)
                                                   ===========================
                                                         Six Months Ended
                                                             June 30,
                                                   ---------------------------
                                                      1998             1997
                                                   ---------------------------
Cash flows from investing activities:
  Investments in mortgage loans                             0       (1,888,948)
  Principal repayments of mortgage
   loans                                              132,784           93,660
  Purchase of REMIC Certificates                            0       (1,889,817)
  Purchase of GNMA Certificate                              0       (1,981,566)
  Principal repayments of GNMA
   certificates                                       145,511           51,045
  Principal repayments of REMIC
   certificates                                       806,972          526,166
  Principal repayments of FHA
   Insured Project Loan                                     0        3,408,238
                                                   ----------       ----------
  Net cash provided by (used in)
    investing activities                            1,085,267       (1,681,222)
                                                   ----------       ----------
Cash flows from financing activities:
  Distributions to shareholders                    (2,775,826)      (2,783,760)
  Proceeds from issuance of shares
   of beneficial interest                             681,009          704,876
  Purchase of treasury shares                        (680,995)        (704,874)
                                                   ----------       ----------
  Net cash used in financing
   activities                                      (2,775,812)      (2,783,758)
                                                   ----------       ----------
Net increase (decrease) in cash and
  cash equivalents                                    462,277       (2,186,488)

Cash and cash equivalents at
  beginning of period                               1,840,715        4,828,561
                                                   ----------       ----------
Cash and cash equivalents at
  end of period                                    $2,302,992       $2,642,073
                                                   ==========       ==========
Supplemental schedule of noncash
   investing activities:
  Decrease in deferred costs                       $        0       $    3,032
  Increase in investments
   in mortgage loans                               $        0       $   (3,032)
                                                   ----------       ----------
                                                   $        0       $        0
                                                   ----------       ----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 1 - General

American Mortgage Investors Trust (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company is electing to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of June 30, 1998, the backlog of shares to be redeemed is 129,029.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1998, the results of its operations for the three and six months ended June 30, 1998 and 1997 and its cash flows for the six months ended June 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 1998 and 1997 were 3,840,656 and 3,849,317 and 3,844,835 and 3,849,921, respectively.

The Company adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income for the three and six months ended June 30, 1998 and 1997 was $873,250 and $911,219 and $1,794,787 and $1,692,285, respectively.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 2 - Investments in Loans

The Company originally funded five Originated Mortgages (excluding GNMAs-see
Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $46,837,304.

Information relating to investments in Originated Mortgages and Additional Loans as of June 30, 1998 and December 31, 1997 is as follows:

                       Date of
                       Invest-
                        ment/                 Amounts Advanced                           Total
                        Final     --------------------------------------                Amounts
                        Matu                                    Total                  Advanced     Outstanding      Origi-
             Descrip   -rity       Mortgage     Additional     Amounts     Amounts       and           Loan          nation
Property      -tion     Date         Loans        Loans       Advanced    Unadvanced  Unadvanced      Balance        Costs
                                  -----------   ----------   -----------   --------   -----------   -----------   ----------



The Cove      308      12/93      $ 6,800,000   $  840,500   $ 7,640,500   $      0   $ 7,640,500   $ 7,436,547   $  444,215
Apts          Apt      1/29
Houston,      Units    (D)
TX (A)

Oxford on     405      12/93        9,350,000    1,156,000    10,506,000          0    10,506,000    10,225,566      610,814
Greenridge    Apt.     1/29
Apts          Units    (D)
Houston,
TX (A)

Town &        330      4/94         9,348,000    1,039,000    10,387,000          0    10,387,000    10,116,694      603,895
Country IV    Apt.     5/29
Apts          Units    (E)
Urbana,
IL (B)

Columbiana    204      4/94         8,276,895      563,000     8,839,895    406,105     9,246,000     8,815,743      532,835
Lakes Apts    Apt.     11/35
Columbia,     Units    (F)
SC (C)

Stony Brook   125      12/95        8,500,000      763,909     9,263,909          0     9,263,909     9,231,367      413,492
Village II    Apt.     6/37
Apts          Units    (F)
East Haven,
CT (G)
                                  ------------------------------------------------------------------------------------------

Total                             $42,274,895   $4,362,409   $46,637,304   $406,105   $47,043,409   $45,825,917   $2,605,251

                                  ==========================================================================================


                                                       Interest
               Accum       Balance                      Earned      Less
              -ulated         at        Balance at      by the      1998         Net
                Amor-      June 30,       December     Company      Amor-      Interest
Property      tization       1998       31, 1997(H)    for 1998    tization     Earned
             ----------   -----------   -----------   ----------   --------   ----------



The Cove     $  459,559   $ 7,421,203   $ 7,498,346   $  297,734   $ 50,473   $  247,261
Apts
Houston,
TX (A)

Oxford on       631,910    10,204,470    10,310,443      480,842     69,303      411,539
Greenridge
Apts
Houston,
TX (A)

Town &          488,501    10,232,088    10,327,840      405,885     58,134      347,751
Country IV
Apts
Urbana,
IL (B)

Columbiana      233,489     9,115,089     9,158,473      331,494     28,150      303,344
Lakes Apts
Columbia,
SC (C)

Stony Brook     208,295     9,436,564     9,497,751      382,769     44,595      338,174
Village II
Apts
East Haven,
CT (G)
             ---------------------------------------------------------------------------

Total        $2,021,754   $46,409,414   $46,792,853   $1,898,724   $250,655   $1,648,069

             ===========================================================================

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates

Information relating to investments in REMIC and GNMA Certificates as of June 30, 1998 and December 31, 1997 is as follows:

                                                                         Original                                  Accum
                                                Date                     Purchase                                 -ulated
                                              Purchased                    Price                                   Amorti-
                                               /Final         Stated     Including    Principal at    (Discount)   -zation
                                Certificate   Payment        Interest      Prem/       June 30,        June 30,    June 30,
Seller                            Number        Date           Rate       (Disc)         1998            1998        1998
------                         ------------   ---------        ----     -----------   ------------    ---------    --------

GNMA Certificates
-----------------

Bear Stearns                    0355540       7/27/94          7.125%   $ 2,407,102   $  2,577,390    $(238,409)   $ 78,918
                                              3/15/29

Malone Mortgage                 0382486       7/28/94          8.500%     2,197,130      2,161,957       (8,107)      2,802
                                              8/15/29

Goldman Sachs                   0328502       7/29/94          8.250%     3,928,615      3,675,135       (3,443)      1,295
                                              7/15/29

SunCoast Capital Group, Ltd.    G22412(6)     6/23/97          7.000%     1,981,566      1,880,272      (12,339)      9,987
                                              4/20/27
REMIC Certificates
------------------

SunCoast Capital Group, Ltd.    FHLMC         3/30/97          7.000%       507,288              0            0           0
                                17218         2/1/98

SunCoast Capital Group, Ltd.    FHLMC         5/30/97          6.500%       251,967              0            0           0
                                17161         2/1/98

SunCoast Capital Group, Ltd.    FHLMC         6/23/97          7.000%       147,437              0            0           0
                                17125         4/20/27(1)

SunCoast Capital Group, Ltd.    FNMA          6/30/97          7.500%       983,125      1,000,000      (16,875)      3,068
                                1997-42V      10/18/09
                                                                        ---------------------------------------------------
Total                                                                   $12,404,230   $ 11,294,754    $(279,173)   $ 96,070
                                                                        ===================================================

                                Loan                                                  Interest
                             Origination   Unrealized                                  Earned
                              Costs at     Gain (Loss)      Balance     Balance at     by the      1998       Net
                               June 30,    at June 30,    at June 30,   December 31,  Company      Amor-    Interest
Seller                           1998          1998           1998          1997      for 1998   tization    Earned
------                       -----------  ------------    -----------   -----------   --------   --------   --------

GNMA Certificates
-----------------

Bear Stearns                   $ 79,738   $     90,828    $ 2,588,465   $ 2,604,394   $ 91,978   $ 10,095   $102,073


Malone Mortgage                  73,427         19,033      2,249,112     2,253,185     92,000        358     92,358


Goldman Sachs                   125,172         (9,897)     3,788,262     3,833,576    152,253        166    152,419


SunCoast Capital Group, Ltd.          0          8,962      1,886,882     1,982,055     67,394      8,655     76,049

REMIC Certificates
------------------

SunCoast Capital Group, Ltd.          0              0              0       473,051        767          0        767


SunCoast Capital Group, Ltd.          0              0              0       198,075        869          0        869


SunCoast Capital Group, Ltd.          0              0              0       148,495          0          0          0


SunCoast Capital Group, Ltd.          0         10,252        996,445     1,003,047     37,500      1,534     39,034

                               -------------------------------------------------------------------------------------
Total                          $278,337   $    119,178    $11,509,166   $12,495,878   $442,761   $ 20,808   $463,569
                               =====================================================================================

(1) The stated final payment date was April 20, 2027. The actual final payment amounting to $145,942 was received January 22, 1998.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates (continued)

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates at June 30, 1998 and December 31, 1997 were as follows:

                                          Gross       Gross                                    Gross         Gross
                           Amortized   Unrealized  Unrealized                  Amortized    Unrealized    Unrealized       Fair
                            Cost at     Gain at    (Loss) at    Fair Value      Cost at       Gain at      (Loss) at     Value at
                            June 30,    June 30,    June 30,      June 30,    December 31,  December 31,  December 31,  December 31,
Security                      1998        1998        1998         1998          1997           1997          1997         1997
--------                  -----------   ---------  ----------   -----------   -----------   -----------   -----------   -----------
Fannie Mae REMICs         $   986,193   $  10,252    $     0    $   996,445   $   984,659     $ 18,388       $     0    $ 1,003,047
Federal Home Loan                   0           0          0              0       806,972       12,649             0        819,621
  REMICs
Ginnie Mae Certificates    10,403,795     118,823     (9,897)    10,512,721    10,530,649      146,012        (3,451)    10,673,210
                          -----------   ---------    -------    -----------   -----------     --------       -------    -----------

                          $11,389,988   $ 129,075    $(9,897)   $11,509,166   $12,322,280     $177,049       $(3,451)   $12,495,878
                          ===========   =========    =======    ===========   ===========     ========       =======    ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The change in the unrealized gain (loss) for the six months ended June 30, 1998 and the year ended December 31, 1997 were as follows:

Unrealized loss at January 1, 1997                                    $ (81,386)

Sale of securities during the year ended
   December 31, 1997 included in
   unrealized loss at December 31, 1996                                  15,647
Unrealized gain on securities
   purchased during the twelve months
   ended December 31, 1997                                               53,925
Unrealized gain on securities held at
   December 31, 1997 and 1996                                           185,412
                                                                      ---------

Unrealized gain at December 31, 1997                                  $ 173,598

Sale of securities during the six months
   ended June 30, 1998 included in
   unrealized gain at December 31, 1997                                 (14,159)
Unrealized loss on securities held at
   June 30, 1998 and December 31, 1997                                  (40,261)
                                                                      ---------

Unrealized gain at June 30, 1998                                      $ 119,178
                                                                      =========

For the six months ended June 30, 1998, there were losses of $617 (including acquisition fees and expenses) on principal repayments of REMICs and GNMAs.

Note 4 - Related Party Transactions

The Company has an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) asset management fees calculated as a percentage of total assets invested by the Company, (ii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iii) certain other fees. In addition to the costs, fees and expenses discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                                  June 30, 1998
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended June 30, 1998 and 1997 were as follows:

                                   Three Months Ended        Six Months Ended
                                        June 30,                 June 30,
                                 ---------------------     ---------------------
                                   1998         1997         1998         1997
                                 ---------------------     ---------------------
Expense reimburse-
  ment                           $ 47,625     $ 55,593     $ 68,085     $ 81,923
Asset manage-
  ment fees                        91,826       89,776      181,789      179,245
                                 --------     --------     --------     --------

                                 $139,451     $145,369     $249,874     $261,168
                                 ========     ========     ========     ========

Note 5 - Subsequent Event

On August 14, 1998, a distribution of $1,370,449 and $17,464 was paid to the Investors and the Advisor, respectively, representing the 1998 second quarter distribution. The distribution was funded from cash collections of debt service payments and interest income through approximately the distribution date, August 14, 1998.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

When used in this quarterly report on form 10-Q, the words "believes," "anticipates," "expects" and similar expressions are intended to identify forward-looking statements. Statements looking forward in time are included in this quarterly report on form 10-Q pursuant to the "safe harbor" provision of the private securities litigation reform act of 1995. Such statements are subject to certain risks and uncertainties which could cause actual results to differ materially, including, but not limited to, those set forth in "management's discussion and analysis of financial condition and results of operations." Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The company undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Liquidity and Capital Resources
-------------------------------

During 1997 the Company completed the offering and acquisition stage and has utilized the Net Proceeds of the Offering primarily to make or invest in Originated Mortgages and Acquired Mortgages. The Company has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments. Not more than an aggregate of 7% of the Net Proceeds raised in the Offering may be invested in Additional Loans. As of June 30, 1998, of the total Net Proceeds available for investment, 84.9% had been invested in Originated Mortgages (including 6.32% in Additional Loans) and 15.1% in Acquired Mortgages.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of June 30, 1998, the backlog of shares to be redeemed is 129,029.

During the six months ended June 30, 1998, cash and cash equivalents increased approximately $462,000 due to principal repayments of loans, GNMAs and REMICs ($1,085,000) and cash provided by operating activities ($2,153,000) which exceeded distributions to shareholders ($2,776,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $235,000.

For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates (see Notes 2 and 3 of Notes to Financial Statements).

Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $119,178 at June 30, 1998. This represents a decrease of $54,420 in the unrealized gain for the six months ended June 30, 1998, of which a decrease of $14,159 is attributable to the sale of securities (which resulted in a realized loss of $617) and a decrease of $40,261 is attributable to a decrease in market prices for the investments held at June 30, 1998 and December 31, 1997. As of August 10, 1998, the unrealized gain was approximately $140,865.

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

The Company expects to use its reinvestment dividend to redeem shares through its Redemption Plan and does not expect to have reinvested dividends available for investment. Unadvanced amounts of Originated Mortgages will be invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

The Company's liquidity is based primarily on interest received from permanent Mortgage Investments. In order to qualify as a REIT under the Internal Revenue Code, as amended, the Com-pany must, among other things, distribute at least 95% of its taxable income.

Results of Operations
---------------------

Results of operations for the three and six months ended June 30, 1998, consists of interest income from Originated Mortgages, REMIC certificates and temporary investments less administrative expenses, realized losses on sale of REMICs and GNMAs and amortization expenses. Results of operations for the three and six months ended June 30, 1997, primarily consists of interest income from Originated Mortgages, REMIC certificates, a FHA Insured Project Loan and temporary investments less administrative expenses, realized losses on sale of REMICs and GNMAs, and a FHA Insured Project Loan and amortization expenses. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the six months ended June 30, 1998 and 1997.

Interest income from Originated Mortgages (excluding GNMAs) increased approximately $18,000 and $87,000 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to the additional advances on the Stonybrook Originated Mortgage during 1997 and the receipt of cash flow interest in the first quarter of 1998 from Oxford.

Interest income from temporary investments decreased approximately $25,000 and $45,000 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to a decrease in temporarily invested proceeds earning interest in 1998.

General and administrative expenses decreased approximately $49,000 and $59,000 for the three and six months ended June 30, 1998 as compared to the corresponding periods in 1997 primarily due to a decrease in printing, expense reimbursements to the Advisor for certain administrative and other costs incurred on behalf of the Company as well as decreases in several other general and administrative expenses in 1998.

Realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan decreased approximately $52,000 and $61,000 for the three and six months ended June 30, 1998 as compared to the cor-responding periods in 1997 primarily due to the repayment of four REMICs and the FHA Insured Project Loan in 1997.

Distribution Policy
-------------------

The Company has completed the offering and acquisition stage and therefore, in 1997 the Board reviewed and changed the distribution policy. Beginning in 1998, the Company's distribution policy calls for quarterly distributions which more closely reflect collections of interest payments.

Of the total distributions of $2,775,826 and $2,783,760 made for the six months ended June 30, 1998 and 1997, $926,619 ($.24 per share or 33%) and $1,074,787
($.27 per share or 39%) represents a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $9,939,351. The portion of the distributions which constitutes a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders. However, the aggregate amount of the disposition proceeds used for distributions cannot in the aggregate exceed 3% of the Gross Proceeds. As of June 30, 1998, the aggregate amount of disposition proceeds used to support distributions equaled 2.44% of the Gross Proceeds.

Management expects that cash flow from operations will be sufficient to fund the Company's operating expenses and to make distributions as determined by the Board on a quarterly basis.

Accounting Standards Issued but not yet Adopted
-----------------------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS 133") "Accounting for Derivative Instruments and Hedging Activities". The Statement establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of foreign currency exposure of a net investment in a foreign operation, an unrecog-nized firm commitment, an available-for-sale security or a foreign-currency-denominated forecasted transaction. This Statement is effective for all fiscal quarters of fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Company.

Year 2000 Compliance
--------------------

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

Item 1. Legal Proceedings - None

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

        A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about May 1, 1998. Such meeting was held on June 24, 1998. Peter T. Allen, Arthur P. Fisch and J. Michael Fried were reelected as trustees. (1930082 shares voted for reelection and 27041 shares voted against reelection)

Item 5. Other Information

        Alan P. Hirmes ceased to serve as Chief Financial Officer effective June 18, 1998. Effective June 18, 1998, John B. Roche was elected Chief Financial Officer.

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

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


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)


Date:  August 13, 1998

                                      By: /s/ John B. Roche
                                          --------------------------------------
                                          John B. Roche
                                          Senior Vice President and
                                          Chief Financial Officer


Date: August 13, 1998

                                      By: /s/ Richard A. Palermo
                                          --------------------------------------
                                          Richard A. Palermo
                                          Treasurer and Chief Accounting Officer