Form 10-Q
period 1998-09-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1998-11-13
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR
-------  15(d) OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended September 30, 1998


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR
----     15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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
                        AMERICAN MORTGAGE INVESTORS TRUST
                                 Balance Sheets

                                                 September 30,      December 31,
                                                     1998              1997
                                                  ------------     ------------
                                                 (unaudited)
ASSETS
Investments in mortgage loans
  (Note 2)                                        $ 46,214,163     $ 46,792,853
Investments in REMIC and
  GNMA Certificates (Note 3)                        10,903,548       12,495,878
Cash and cash equivalents                            2,726,148        1,840,715
Deferred costs (net of
  accumulated amortization
  of $50,000 and $45,000,
  respectively)                                          9,549           14,549
Accrued interest receivable                            759,155          501,927
                                                  ------------     ------------
   Total assets                                   $ 60,612,563     $ 61,645,922
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and
   accrued expenses                               $     71,510     $     49,123
  Due to affiliates (Note 4)                         1,610,666        1,210,874
                                                  ------------     ------------
Total liabilities                                    1,682,176        1,259,997
                                                  ------------     ------------
Commitments (Note 5)
Shareholders' equity:
  Shares of beneficial interest;
   $.10 par value; 12,500,000
   shares authorized;
   and 4,087,583 shares issued
   and outstanding, respectively                       415,225          408,759
  Treasury shares of beneficial
   interest; $.10 par value; 312,998
   and 248,339 shares, respectively                    (31,300)         (24,834)
  Additional paid-in capital                        68,849,747       68,849,725
  Distributions in excess of net income            (10,477,935)      (9,021,323)
  Accumulated other comprehensive income:
  Net unrealized gain  on marketable
   securities (Note 3)                                 174,650          173,598
                                                  ------------     ------------
Total shareholders' equity                          58,930,387       60,385,925
                                                  ------------     ------------
  Total liabilities and
   shareholders' equity                           $ 60,612,563     $ 61,645,922
                                                  ============     ============

                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                              Statements of Income
                                   (Unaudited)

                              Three Months Ended            Nine Months Ended
                                 September 30,                 September 30,
                               1998          1997          1998          1997
                           -----------    ----------   -----------    ----------
Revenues:
  Interest income:
   Mortgage loans
     (Note 2)              $   787,949    $  793,562   $ 2,436,018    $2,354,292
   REMIC and
     GNMA
     Certificates and
     FHA Insured
     Project Loan
     (Note 3)                  217,714       245,286       681,283       731,318
   Temporary
     investments                31,336        28,155        82,955       124,421
                           -----------    ----------   -----------    ----------

   Total revenues            1,036,999     1,067,003     3,200,256     3,210,031
                           -----------    ----------   -----------    ----------

Expenses:
  General and
   administrative              186,345       126,384       494,778       493,667
  Realized (gain) loss
   on sale of REMIC
   and GNMA
   Certificates and
   FHA Insured
   Project Loan
   (Note 3)                     (7,265)        3,614        (6,648)       65,386
  Amortization                       0         2,500         5,000         7,500
                           -----------    ----------   -----------    ----------

   Total expenses              179,080       132,498       493,130       566,553
                           -----------    ----------   -----------    ----------

   Net income              $   857,919    $  934,505   $ 2,707,126    $2,643,478
                           ===========    ==========   ===========    ==========

   Basic net income
     per weighted
     average share         $      .22     $      .24   $       .70    $      .69
                           ===========    ==========   ===========    ==========


                 See Accompanying Notes to Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                Shares of                Treasury Shares of
                            Beneficial Interest           Beneficial Interest
                           Shares         Amount         Shares         Amount
                           ------         ------         ------         ------
Balance at January 1,     4,087,583      $ 408,759      (248,339)      $(24,834)
  1998
Net Income                        0              0             0              0
Distributions                     0              0             0              0
Purchase of                       0              0       (64,659)        (6,466)
  treasury shares
Issuance of shares           64,660          6,466             0              0
  of beneficial
  interest
Change in net                     0              0             0              0
  unrealized gain
  on securities
  available for sale
                      -----------------------------------------------------------

Balance at                4,152,243       $415,225      (312,998)      $(31,300)
  September 30, 1998
                      ===========================================================

                                                              Net Unrealized
                                                              Gain (Loss) on
                          Additional     Distributions in       Securities
                            Paid-in          Excess of          Available
                            Capital         Net Income           for Sale            Total
                            -------         ----------           --------            -----
Balance at January 1,    $68,849,725       $(9,021,323)        $173,598          $60,385,925
  1998
Net Income                         0         2,707,126                0            2,707,126
Distributions                      0        (4,163,738)               0           (4,163,738)
Purchase of               (1,007,311)                                 0           (1,013,777)
  treasury shares
Issuance of shares         1,007,333                 0                0            1,013,799
  of beneficial
  interest
Change in net                      0                 0            1,052                1,052
  unrealized gain
  on securities
  available for sale
                     -----------------------------------------------------------------------

Balance at               $68,849,747      $(10,477,935)        $174,650          $58,930,387
  September 30, 1998
                     =======================================================================


See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                   ----------------------------
                                                       1998              1997
Cash flows from operating activities:
  Net income                                       $ 2,707,126      $ 2,643,478
                                                   -----------      -----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities
   Amortization expense -
     organization costs                                  5,000            7,500
   Amortization expense - loan
     premium and origination costs                     376,082          357,513
   Amortization of REMIC premium                             0            3,055
   Accretion of REMIC
     and GNMA and FHA
     Insured Project Loan discount                     (20,298)         (24,274)
   (Gain) loss on sale of REMIC
     certificates                                       (7,560)          21,070
   Loss on sale of GNMA Certificates                       912            1,236
   Loss on sale of FHA
     Insured Project Loan                                    0           43,080
Changes in operating assets and
  liabilities:
  Increase in accrued
   interest receivable                                (257,228)         (74,801)
  Increase in due to affiliates                        399,792          365,164
  Increase (decrease) in accounts
   payable and accrued expenses                         22,387          (23,442)
                                                   -----------      -----------
   Total adjustments                                   519,087          676,101
                                                   -----------      -----------
  Net cash provided by
   operating activities                              3,226,213        3,319,579
                                                   -----------      -----------

                        AMERICAN MORTGAGE INVESTORS TRUST
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                               Nine Months Ended
                                                                  September 30,
                                                         --------------------------
                                                              1998          1997
                                                         --------------------------
Cash flows from investing activities:
  Investments in mortgage loans                                    0     (2,242,671)
  Principal repayments of mortgage
   loans                                                     202,608        149,726
  Purchase of REMIC Certificates                                   0     (1,889,817)
  Purchase of GNMA Certificate                                     0     (1,981,566)
  Principal repayments of GNMA
   certificates                                              233,583         86,164
  Principal repayments of REMIC
   certificates                                            1,386,745        646,291
  Principal repayments of FHA
   Insured Project Loan                                            0      3,408,238
                                                         -----------    -----------
  Net cash provided by (used in)
    investing activities                                   1,822,936     (1,823,635)
                                                         -----------    -----------

Cash flows from financing activities:
  Distributions to shareholders                           (4,163,738)    (4,172,266)
  Proceeds from issuance of shares
   of beneficial interest                                  1,013,799      1,054,250
  Purchase of treasury shares                             (1,013,777)      (704,874)
                                                         -----------    -----------
  Net cash used in financing
   activities                                             (4,163,716)    (3,822,890)
                                                         -----------    -----------
Net increase (decrease) in cash and
  cash equivalents                                           885,433     (2,326,946)
Cash and cash equivalents at
  beginning of period                                      1,840,715      4,828,561
                                                         -----------    -----------
Cash and cash equivalents at
  end of period                                          $ 2,726,148    $ 2,501,615
                                                         ===========    ===========

Supplemental schedule of noncash investing activities:
  Decrease in deferred costs                             $         0    $     3,032
  Increase in investments
   in mortgage loans                                               0         (3,032)
                                                         -----------    -----------

                                                         $         0    $         0
                                                         ===========    ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 1 - General


American Mortgage Investors Trust (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company is electing to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of September 30, 1998, the backlog of shares to be redeemed is 164,481.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

The fair value of investments in mortgage loans and investments in REMIC and GNMA Certificates and FHA Insured Project Loan is based on actual market price quotes, or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1997. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998, the results of its operations for the three and nine months ended September 30, 1998 and 1997 and its cash flows for the nine months ended September 30, 1998 and 1997. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

Basic net income per weighted average share is computed based on the net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three and nine months ended September 30, 1998 and 1997 were 3,845,453 and 3,849,480 and 3,845,043 and 3,849,772, respectively.

The Company adopted SFAS No. 130, Reporting Comprehensive Income on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement that is displayed with the same prominence as other financial statements. The statement also requires the accumulated balance of other comprehensive income to be displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet. Total comprehensive income for the three and nine months ended September 30, 1998 and 1997 was $902,524 and $1,102,952 and $2,697,311 and $2,795,237, respectively.

The Company adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information on January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating officer in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. The Company operates in one segment, investment in mortgages or mortgage backed securities.

Certain prior year amounts have been reclassified to conform with current year presentation.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


Note 2 - Investments in Loans

The Company originally funded five Originated Mortgages (excluding GNMAs-see
Note 3), five noninterest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $46,837,304.

Information relating to investments in Originated Mortgages and Additional Loans as of September 30, 1998 and December 31, 1997 is as follows:



                          Date of
                           Invest-
                            ment/          Amounts Advanced                             Total
                           Final    ---------------------------------                  Amounts       Out-
                           Matu-                              Total                    Advanced    standing       Origi-
              Descrip       rity    Mortgage    Additional    Amounts    Amounts         and         Loan         nation
Property       tion         Date      Loans        Loans     Advanced   Unadvanced    Unadvanced    Balance        Costs
--------       ----         ----      -----        -----     --------   ----------    ----------    -------        -----
The Cove       308          12/93   $6,800,000   $840,500   $7,640,500  $      0    $ 7,640,500   $ 7,422,827     $444,215
Apts.          Apt.         1/29
Houston,       Units        (D)
TX(A)

Oxford on      405          12/93    9,350,000  1,156,000   10,506,000         0     10,506,000    10,206,700      610,814
Greenridge     Apt.         1/29
Apts.          Units        (D)
Houston,
TX(A)

Town &         330          4/94     9,348,000  1,039,000   10,387,000         0     10,387,000    10,097,359      603,895
Country IV     Apt.         5/29
Apts.          Units        (E)
Urbana,
IL(B)

Columbiana     204          4/94     8,276,895    563,000    8,839,895   406,105      9,246,000     8,806,376      532,835
Lakes Apts.    Apt.         11/35
Columbia,      Units        (F)
SC(C)

Stony Brook    125          12/95    8,500,000    763,909    9,263,909         0      9,263,909     9,222,831      413,492
Village II     Apt.         6/37
Apts.          Units        (F)
East Haven,
CT(G)
                           -----------------------------------------------------------------------------------------------
Total                              $42,274,895 $4,362,409  $46,637,304  $406,105    $47,043,409   $45,756,093   $2,605,251
                           ===============================================================================================
                     Accum-
                     ulated
                     Amor-
                    tization                            Interest
                   Additional  Balance                   Earned      Less
                    Loans and      at       Balance at    by the     1998      Net
                    Origina-   September    December     Company     Amor-   Interest
Property            tion Costs 30, 1998     31,1997(H)   for 1998   tization  Earned
--------            -------------------     ----------   --------   --------  ------
The Cove            $484,775   $7,382,267   $7,498,346   $446,556   $75,690   $370,866
Apts.
Houston,
TX(A)

Oxford on            666,701   10,150,813   10,310,443    685,473   104,095    581,378
Greenridge
Apts.
Houston,
TX(A)

Town &               517,554   10,183,700   10,327,840    608,866    87,186    521,680
Country IV
Apts.
Urbana,
IL(B)

Columbiana           247,564    9,091,647    9,158,473    497,291     42,225   455,066
Lakes Apts.
Columbia,
SC(C)

Stony Brook          230,587    9,405,736    9,497,751    573,914     66,886   507,028
Village II
Apts.
East Haven,
CT(G)
                  ----------------------------------------------------------------------
Total             $2,147,181  $46,214,163  $46,792,853 $2,812,100   $376,082  $2,436,018
                  ======================================================================

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


(A) The interest rates for The Cove and Oxford are 7.625%-9.129%. In addition to the interest rate, the Company is entitled to 30% of the cash flow remaining after payment of 9.129% interest and accrued interest, if any.

(B) The interest rates for Town and Country are 7.375%-9.167%. In addition to the interest rate, the Company is entitled to 30% of the cash flow remaining after payment of 9.167% interest.

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

(G) The interest rates for Stony Brook are 7.75%-9.128%. In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of 9.128% interest.

(H) Aggregate cost for federal income tax purposes is $45,707,370.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates

Information relating to investments in REMIC and GNMA Certificates as of September 30, 1998 and December 31, 1997 is as follows:


                                                                    Original                                   Accum-
                                                 Date               Purchase                                   ulated
                                               Purchased             Price                      (Discount)     Amorti-
                                                /Final     Stated   Including     Principal at      at        zation at
Seller                         Certificate     Payment    Interest   Prem/         September     September    September
GNMA Certificates                Number          Date       Rate     (Disc)        30, 1998      30, 1998      30, 1998
-----------------                ------          ----       ----     ------        --------      --------      --------
Bear Stearns                    0355540       7/27/94      7.125%    $2,407,102    $2,571,825    $(237,894)   $83,777
                                              3/15/29


Malone Mortgage                 0382486       7/28/94      8.500%     2,197,130     2,158,587       (8,094)     2,976
                                              8/15/29

Goldman Sachs                   0328502       7/29/94      8.250%     3,928,615     3,655,642       (3,425)     1,370
                                              7/15/29

SunCoast Capital Group, Ltd.    G22412(6)     6/23/97      7.000%     1,981,566     1,820,629      (11,948)     3,319
                                              4/20/27
REMIC Certificates


SunCoast Capital Group, Ltd.    FHLMC         3/30/97      7.000%       507,288             0            0          0
                                17218         2/1/98

SunCoast Capital Group, Ltd.    FHLMC         5/30/97      6.500%       251,967             0            0          0
                                17161         2/1/98

SunCoast Capital Group, Ltd.    FHLMC         6/23/97      7.000%       147,437             0            0          0
                                17125         4/20/27(1)

SunCoast Capital Group, Ltd.    FNMA          6/30/97      7.500%       983,125       420,228       (7,091)     1,611
                                1997-42V      10/18/09
                                                                    -------------------------------------------------
Total                                                               $12,404,230   $10,626,911    $(268,452)   $93,053
                                                                    =================================================
                                              Loan                                          Interest
                                           Origination   Unrealized   Balance                Earned
                                             Costs at     Gain at       at        Balance at   by the                 Net
Seller                                      September     September  September    December    Company     1998      Interest
GNMA Certificates                            30, 1998     30, 1988   30, 1998      31, 1997   for 1998  Accretion    Earned
-----------------                            --------     --------   --------      --------   --------  ---------    ------
Bear Stearns                              $ 79,566      $95,247   $2,592,521    $2,604,394   $137,824   $15,126     $152,950



Malone Mortgage                             73,312       17,475    2,244,256     2,253,185    137,894       537      138,431


Goldman Sachs                              124,508          925    3,779,020     3,833,576    227,783       249      228,032


SunCoast Capital Group, Ltd.                     0       56,705    1,868,705     1,982,055     99,598     2,085      101,683

REMIC Certificates


SunCoast Capital Group, Ltd.                     0            0            0       473,051        767         0          767


SunCoast Capital Group, Ltd.                     0            0            0       198,075        869         0          869


SunCoast Capital Group, Ltd.                     0            0            0       148,495          0         0            0


SunCoast Capital Group, Ltd.                     0        4,298      419,046     1,003,047     56,250     2,301       58,551
                                          ----------------------------------------------------------------------------------
Total                                     $277,386     $174,650   $10,903,548   $12,495,878  $660,985   $20,298     $681,283
                                          ==================================================================================


(1) The stated final payment date was April 20, 2027. The actual final payment amounting to $145,942 was received January 22, 1998.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

Note 3 - Investment in REMIC and GNMA Certificates (continued)


The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates at September 30, 1998 and December 31, 1997 were as follows:

                                                       Gross
                                      Amortized      Unrealized     Fair Value      Amortized
                                       Cost at        Gain at           at           Cost at
                                      September      September       September      December
Security                                30, 1998       30, 1998        30, 1998       31, 1997
--------                            -------------  ------------    ------------   ------------
Fannie Mae REMICs                    $   414,748      $  4,298       $   419,046    $   984,659
Federal Home Loan REMICs                       0             0                 0        806,972
Ginnie Mae Certificates               10,314,150       170,352        10,484,502     10,530,649
                                     -----------      --------       -----------    -----------

                                     $10,728,898      $174,650       $10,903,548    $12,322,280
                                     ===========      ========       ===========    ===========

                              Gross            Gross
                            Unrealized      Unrealized         Fair
                             Gain at         (Loss) at       Value at
                             December        December        December
Security                      31, 1997         31, 1997        31, 1997
--------                  ------------    ---- --------    ------------
Fannie Mae REMICs            $  18,388    $         0        $ 1,003,047
Federal Home Loan REMICs        12,649              0            819,621
Ginnie Mae Certificates        146,012         (3,451)        10,673,210
                               -------         -------        ----------

                              $177,049       $ (3,451)       $12,495,878
                               =======         =======        ==========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)


The change in the unrealized gain (loss) for the nine months ended September 30, 1998 and the year ended December 31, 1997 were as follows:

Unrealized loss at January 1, 1997                                    $ (81,386)

Sale of securities during the year ended
   December 31, 1997 included in
   unrealized loss at December 31, 1996                                  15,647
Unrealized gain on securities
   purchased during the twelve months
   ended December 31, 1997                                               53,925
Unrealized gain on securities held at
   December 31, 1997 and 1996                                           185,412
                                                                      ---------

Unrealized gain at December 31, 1997                                  $ 173,598

Sale of securities during the nine months
   ended September 30, 1998 included in
   unrealized gain at December 31, 1997                                 (25,749)
Unrealized gain on securities held at
   September 30, 1998 and December 31, 1997                              26,801
                                                                      ---------

Unrealized gain at September 30, 1998                                 $ 174,650
                                                                      =========

For the nine months ended September 30, 1998, there were gains and losses of $8,875 and $2,227, respectively, (including acquisition fees and expenses) on principal repayments of REMICs and GNMAs.

Note 4 - Related Party Transactions

The Company has an agreement with the Advisor pursuant to which the Advisor receives compensation consisting primarily of (i) asset management fees calculated as a percentage of total assets invested by the Company, (ii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iii) certain other fees. In addition to the fees discussed above, the Company will reimburse affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)

The costs incurred to related parties for the three and nine months ended September 30, 1998 and 1997 were as follows:

                      Three Months Ended    Nine Months Ended
                         September 30,          September 30,
                        1998      1997       1998        1997
                     -------------------   -------------------
Expense reimburse-
  ment               $ 31,944   $  9,537   $100,029   $ 91,460
Asset manage-
  ment fees            90,329     93,958    272,118    273,203
                     --------   --------   --------   --------

                     $122,273   $103,495   $372,147   $364,663
                     ========   ========   ========   ========



Asset management fees and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $1,216,000 and $844,000 were accrued and unpaid at September 30, 1998 and December 31, 1997, respectively.

Note 5 - Commitments and Contingencies

The Company has filed preliminary proxy materials with the Securities and Exchange Commission ("SEC") regarding, among other matters, proposals to restructure the Company from a finite to infinite life-REIT, modify the investment objectives of the Company, permit the Company to incur a specified amount of indebtedness and list the Company's shares on a national exchange. The SEC is currently reviewing these preliminary materials and the Company anticipates that it will present the proposals to shareholders late in the fourth quarter of 1998 or in the first quarter of 1999 after the SEC has completed its review. There can be no assurance, however, as to when or if the Company will mail definitive proxy materials to shareholders or as to the content and scope of the final proposals.

Note 6 - Subsequent Event

On October 18, 1998, the Company received the final payment of a REMIC Certificate with a principal balance of $420,228 at September 30, 1998 and a stated final payment date of October 18, 2009.

On November 13, 1998, a distribution of $1,385,509 and $17,656 was paid to the Investors and the Advisor, respectively, representing the 1998 third quarter distribution. The distribution was

                        AMERICAN MORTGAGE INVESTORS TRUST
                          Notes to Financial Statements
                               September 30, 1998
                                   (Unaudited)



funded from cash collections of debt service payments, the continued accrual without payment of asset management fees and expense reimbursements to the Advisor and its affiliates and interest income through approximately the distribution date, November 13, 1998.

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

Liquidity and Capital Resources

The Company has utilized the Net Proceeds of the Offering primarily to invest in Originated Mortgages and Acquired Mortgages ("Mortgage Investments") and has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments. The Company's liquidity is based primarily on interest received from its Mortgage Investments.

For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates (see Notes 2 and 3 of Notes to Financial Statements).

During the nine months ended September 30, 1998, cash and cash equivalents increased approximately $885,000 due to principal repayments of loans and GNMA and REMIC Certificates ($1,823,000) and cash provided by operating activities ($3,226,000) which exceeded distributions to shareholders ($4,164,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $361,000.

Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $174,650 at September 30, 1998. This represents an increase of $1,052 in the unrealized gain for the nine months ended September 30, 1998, of which a decrease of $25,749 is attributable to the sale of securities (which resulted in a net realized gain of $6,648) and an increase of $26,801 is attributable to an increase in market prices for the investments held at September 30, 1998 and December 31, 1997. As of November 3, 1998, the net unrealized gain was approximately $154,000.

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

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan and does not expect to have reinvested dividends available for investment. As of September 30, 1998, the backlog of shares to be redeemed is 164,481. Unadvanced amounts of Originated Mortgages are invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income. The Company is in compliance with the Code.

The Company has filed preliminary proxy materials with the Securities and Exchange Commission ("SEC") regarding, among other matters, proposals to restructure the Company from a finite to infinite life-REIT, modify the investment objectives of the Company, permit the Company to incur a specified amount of indebtedness and list the Company's shares on a national exchange. The

SEC is currently reviewing these preliminary materials and the Company anticipates that it will present the proposals to shareholders late in the fourth quarter of 1998 or in the first quarter of 1999 after the SEC has completed its review. There can be no assurance, however, as to when or if the Company will mail definitive proxy materials to shareholders or as to the content and scope of the final proposals.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.


Results of Operations

Results of operations for the three and nine months ended September 30, 1998 consisted primarily of interest income from Originated Mortgages, REMIC certificates and temporary investments less administrative expenses. Results of operations for the three and nine months ended September 30, 1997 consisted primarily of interest income from Originated Mortgages, REMIC certificates, an FHA Insured Project Loan and temporary investments less administrative expenses and realized losses on sale of REMICs and GNMAs, and an FHA Insured Project Loan. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's Net Income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the nine months ended September 30, 1998 and 1997.

Interest income from Originated Mortgages (excluding GNMAs) increased approximately $82,000 for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to additional advances on the Stonybrook Originated Mortgage during 1997 and the receipt of cash flow interest in the first quarter of 1998 from the Oxford Originated Mortgage.

Interest income from temporary investments decreased approximately $41,000 for the nine months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to a smaller amount of temporarily invested proceeds earning interest during the six months ended June 30, 1998.

General and administrative expenses increased approximately $60,000 for the three months ended September 30, 1998 as compared to the corresponding period in 1997 primarily due to the timing of printing expense and expense reimbursements to the Advisor for certain administrative and other costs incurred on behalf of the Company.

Realized loss on sale of REMICs and GNMAs and FHA Insured Project Loan decreased approximately $11,000 and $72,000 for the three and nine months ended September 30, 1998 as compared to the corresponding periods in 1997 primarily due to the repayment, in 1997, of four REMICs and the FHA Insured Project Loan on which losses had been recognized and a gain on a partial repayment of one REMIC during the three months ended September 30, 1998.

Distribution Policy

The Company has completed the offering and acquisition stage and therefore, in 1997 the Board reviewed and changed the distribution policy. Beginning in 1998, the Company's distribution policy calls for quarterly distributions which more closely reflect collections of interest payments and regularly scheduled principal amortization.

Of the total distributions of $4,163,738 and $4,172,266 made for the nine months ended September 30, 1998 and 1997, $1,456,612 ($.38 per share or 35%) and
$1,528,788 ($.40 per share or 37%) represents a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $10,469,344. The portion of the distributions which constitutes a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

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

Year 2000 Compliance

The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor is in the process of upgrading its computer information systems to be year 2000 compliant and beyond. The Year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and is in the process of upgrading and testing the in house software and hardware inventory. The workstations that experienced problems from this process were corrected with an upgrade patch. The affiliate of the Advisor has incurred costs of approximately $1,000,000 to date and estimates the total costs to be approximately $2,000,000. These costs are not being charged to the Company. In regard to third parties, the Advisor is in the process of evaluating the potential adverse impact that could result from the failure of material service providers and mortgagors to be year 2000 compliant. A detailed survey and assessment of third party readiness will be sent to material third parties in the fourth quarter of 1998. The results of the surveys will be compiled in early 1999. No estimate can be made at this time as to the impact of the readiness of such third parties. The Advisor plans to have these issues fully assessed by early 1999, at which time the risks will be addressed and a contingency plan will be implemented if necessary.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings - None

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         Alan P. Hirmes ceased to serve as Chief Financial Officer effective June 18, 1998. Mr. Hirmes remains as Senior Vice President. Effective June 18, 1998, John B. Roche was elected Chief Financial Officer.


Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

Item 6.  Exhibits and Reports on Form 8-K

         (a)   Exhibits

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


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)


Date:  November 13, 1998

                          By: /s/ John B. Roche
                              -----------------
                              John B. Roche
                              Senior Vice President and
                              Chief Financial Officer


Date:  November 13, 1998

                          By: /s/ Richard A. Palermo
                              ----------------------
                              Richard A. Palermo
                              Treasurer and Chief Accounting Officer