Form 10-K
period 1998-12-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1999-04-01
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1998
                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                        AMERICAN MORTGAGE INVESTORS TRUST
                        ---------------------------------
       (Exact name of registrant as specified in its governing instrument)

          Massachusetts                                     13-6972380
-------------------------------                         ----------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                        10022
----------------------------------------                   ----------
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

Index to exhibits may be found on page 31
Page 1 of 97

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

On or about February 11, 1999, the Company mailed definitive proxy materials to shareholders of record on February 5, 1999 regarding, among other matters, proposals to restructure the Company from a finite to infinite life REIT, modify the investment objectives of the Company, permit the Company to incur a specified amount of indebtedness and list the Company's shares on a national exchange (the "Proposals"). The deadline for returning consent forms is April 12, 1999. If the Company receives consents from a majority of the total eligible shareholder vote, the Proposals will be deemed adopted. If the Proposals are approved, the transaction expenses will be paid by the Company. If the Proposals are not approved, an affiliate of the Advisor will bear the transaction expenses. The Company intends to borrow the funds necessary to pay the transaction expenses.

The Company has invested principally in two types of Mortgage Investments ("Mortgage Investments"): (i) new mortgage loans originated by or on behalf of the Company and Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages") and (ii) existing mortgage loans that it acquires ("Acquired Mortgages") on multifamily residential rental properties ("Developments").

Mortgage Investments
As of December 31, 1998, the Company's Mortgage Investments consisted of the following:

Originated Mortgages
Mortgage Loans
Information relating to the Company's investments in Mortgage Loans as of December 31, 1998 is as follows:

                           Date of
                           Invest-
                            ment/                         Amounts Advanced
                            Final    Interest  -------------------------------------
                            Matur-    Rate on                               Total
                Descrip-    rity     Mortgage    Mortgage    Additional    Amounts
Property          tion      Date     Loan (A)     Loans       Loans (D)    Advanced
--------        --------   -------   --------  -----------   -----------   --------
The Cove         308       12/93     7.625%-   $ 6,800,000   $  840,500   $ 7,640,500
Apts.            Apt       1/29      9.129%
Houston, TX      Units               (B)

Oxford on        405       12/93     7.625%-     9,350,000    1,156,000    10,506,000
Greenridge       Apt.      1/29      9.129%
Apts.            Units               (B)
Houston, TX

Town &           330       4/94      7.375%-     9,348,000    1,039,000    10,387,000
Country IV       Apt.      5/29      9.167%
Apts.            Units     (E) (I)   (B)(H)
Urbana, IL

Columbiana       204       4/94      (C)         8,276,895      563,000     8,839,895
Lakes Apts.      Apt.      11/35
Columbia, SC     Units     (F) (I)

Stony Brook      125       12/95     7.75%-      8,500,000      763,909     9,263,909
Village II       Apt.      6/37      9.128%
Apts.            Units     (F) (I)   (G)
East Haven, CT

                                               --------------------------------------

Total                                          $42,274,895   $4,362,409   $46,637,304

                                               ======================================


                                Total         Out-
                 Mortgage      Amounts      standing
                   Loan        Advanced       Loan        Occu-
                  Amounts        and       Balance at   pancy at
Property        Unadvanced    Unadvanced    12/31/98     3/1/99
--------        ----------    ----------    --------     ------
The Cove        $       0     $ 7,640,500  $ 7,408,843    90.8%
Apts.
Houston, TX

Oxford on               0      10,506,000   10,187,473    91.7%
Greenridge
Apts.
Houston, TX

Town &                  0      10,387,000   10,077,666    98.5%
Country IV
Apts.
Urbana, IL

Columbiana        406,105       9,246,000    8,796,833    88.5%
Lakes Apts.
Columbia, SC

Stony Brook             0       9,263,909    9,214,129    95.2%
Village II
Apts.
East Haven,CT

               ---------------------------------------------------

Total            $406,105     $47,043,409  $45,684,944

               ===================================================

On March 1, 1999, Oxford Apartments, L.L.C. (the "Oxford Obligor"), the owner of Oxford on Greenridge Apartments ("Oxford"), sold Oxford to a third party for $15.25 million. The Oxford Obligor then fully repaid its outstanding debt due to the Company totaling $12,109,036 including the outstanding balance of an FHA first mortgage loan in the amount of $9,018,450, a $1,156,000 additional loan, a $450,922 prepayment premium due the Company on the FHA loan and $1,483,664 in Additional Interest.

On March 1, 1999, Cove Apartments L.L.C. (the "Cove Obligor"), the owner of Cove Apartments ("Cove"), sold Cove to a third party for $10.25 million. The Cove Obligor then fully repaid its outstanding debt due to the Company totaling $8,541,781 including the outstanding balance of an FHA first mortgage loan in the amount of $6,558,872, an $840,500 additional loan, a $327,944 prepayment premium due the Company on the FHA loan and $814,465 in Additional Interest.

(A) The minimum interest rate shown represents base interest, which is fully insured by HUD ("Base Interest"). The additional interest rate represents interest which is not contingent upon cash flow and is secured by partnership interests in the partnerships which own the Developments ("Additional Interest").

(B) In addition to the interest rate, the Company is entitled to 30% of the cash flow remaining after payment of Base Interest and Additional Interest.

(C) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. Payments at the rate of 8.678% were guaranteed by the developer until December 1998. The operations of Columbiana have not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that has been deemed uncollectible has been reversed from interest income from mortgage loans in the Statements of Income.

(D) Additional loans are non-interest bearing.

(E) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(F) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(G) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(H) The operations of Town and Country have not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1997 which amounted to $83,628. Accordingly, the accrued interest income that has been deemed uncollectible has been reversed from interest income from mortgage loans in the Statements of Income.

(I) In order for the Company to exercise an acceleration option it must terminate the mortgage insurance contract with FHA not later than the accelerated payment date and, in certain circumstances, must terminate the mortgage insurance contract upon the exercise of the acceleration option. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

GNMA Certificates
Information relating to the Company's investments in GNMA Certificates as of December 31, 1998 is as follows:

                                                                                    Principal
                                                                                   Balances at
                                                            Purchase Price          12/31/98    Fair Value    Stated       Final
                              Certificate      Date      ---------------------     Including        at       Interest     Payment
Seller                           Number     Purchased       %         Amount       (Discount)    12/31/98      Rate        Date
------                        -----------   ---------    ------      ---------     ----------   ----------- ---------    ---------
Bear Stearns & Co.              0355540      7/27/94     90.7500%   $ 2,407,102    $2,328,787  $ 2,589,414     7.125%    3/15/2029
Malone Mortgage Co.             0382486      7/28/94     99.6250%     2,197,130     2,147,061    2,252,798     8.500     8/15/2029
Goldman Sachs                   0328502      7/29/94     99.9063%     3,928,615     3,632,325    3,761,846     8.250     7/15/2029
SunCoast Capital Group, Ltd.    G22412       6/23/97     99.34375%    1,981,566     1,659,021    1,698,944     7.000     4/20/2027
                                                                    -----------    ----------  -----------
                                                                    $10,514,413    $9,767,194  $10,303,002
                                                                    ===========    ==========  ===========

Acquired Mortgages
REMIC Certificates
As of January 1, 1998 the Company held investments in four REMIC Certificates, all of which made their final payment during 1998. Information relating to the Company's investments in REMIC Certificates as of December 31, 1998 and 1997 is as follows:

                                                                                  Principal     Principal
                                                                                 Balances at   Balances at
                                                          Purchase Price           12/31/98     12/31/97       Stated     Final
                      Certificate        Date     ---------------------------     Including     Including     Interest   Payment
Seller                   Number       Purchased         %           Amount       Prem/(Disc)   Prem/(Disc)      Rate      Date
------                -----------     ---------   -------------  ------------   -----------   -----------    --------   -------
SunCoast Capital     FHLMC 17218     5/30/97        100.453125      $507,288    $        0      $467,023      7.00%     2/1/98
Group, Ltd.
SunCoast Capital     FHLMC 17161     5/30/97        100.203125       251,967             0       196,512       6.50     2/1/98
Group, Ltd.
SunCoast Capital     FHLMC 17125     6/23/97        100.343750       147,437             0       146,444       7.00     1/1/98
Group, Ltd.
SunCoast Capital     FNMA 1997-42V   6/30/97         98.312500       983,125             0       983,125       7.50     10/18/09 (1)
Group, Ltd.

(1) The stated final payment date was October 18, 2009. The actual final payment amounting to $420,228 was received on October 20, 1998.

Competition
The Company's business is affected by competition to the extent that the developments from which it is to derive interest and principal payments may be subject to competition from neighboring properties.

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

Item 2.  Properties.

The Company does not own or lease any properties.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Shareholders.

On or about February 11, 1999, the Company mailed definitive proxy materials to shareholders of record on February 5, 1999 regarding, among other matters, proposals to restructure the Company from a finite to infinite life REIT, modify the investment objectives of the Company, permit the Company to incur a specified amount of indebtedness and list the Company's shares on a national exchange (the "Proposals"). The deadline for returning consent forms is April 12, 1999. If the Company receives consents from a majority of the total eligible shareholder vote, the Proposals will be deemed adopted. If the Proposals are approved, the transaction expenses will be paid by the Company. If the Proposals are not approved, an affiliate of the Advisor will bear the transaction expenses. The Company intends to borrow the funds necessary to pay the transaction expenses.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Company's initial offering (the "Offering") terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares of beneficial interest have been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan, which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. Since November 30, 1994, 314,708 shares have been sold through the Reinvestment Plan, the proceeds of which are restricted for use in connection with the Redemption Plan and are not included in Gross Proceeds. Pursuant to the Redemption Plan as of December 31, 1998, 333,373 shares have been redeemed for an aggregate price of $5,941,851.

The number of shareholders as of December 31, 1998 was 3,463. Although the shares are freely transferable, shareholders may not be able to liquidate their investment because the shares are not intended to be included for listing or quotation on any established market and no public trading market is expected to develop for the shares, although there may be an informal market. Shares may, therefore, not be readily accepted as collateral for a loan. Furthermore, even if an informal market for the sale of shares develops, a shareholder may only be able to sell its shares at a substantial discount from the public offering price. Consequently, the purchase of shares should be considered only as a long-term investment.

Reinvestment Plan
A Reinvestment Plan is available which enables shareholders to have their distributions from the Company invested in shares of the Company, or fractions thereof. The Reinvestment Plan became effective on March 29, 1993, the effective date of the Offering.

During the offering period the price per share purchased pursuant to the Reinvestment Plan equaled $20. From November 30, 1994 (the termination of the offering period) until November 30, 1997 (the third anniversary of the final closing date), the price per share purchased pursuant to the Reinvestment Plan was equal to $19. Effective November 30, 1997, the Board adopted a policy to adjust the reinvestment price annually to reflect the net asset value of a share of the Company's shares of beneficial interest ($15.16 at December 31, 1998).

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

Through the quarter ended March 31, 1997, the redemption price was $19 per Eligible Share. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's shares of beneficial interest ($15.16 at December 31, 1998). This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. As of December 31, 1998, the backlog of shares to be redeemed is 179,232.

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

Pursuant to the Redemption Plan, through March 30, 1999, the Company redeemed 354,098 shares aggregating $6,267,849.

The Trustees, may amend or suspend the Redemption Plan at any time they determine, in their sole discretion, that it is in the best interest of the Company.

Distribution Information
Cash distributions per share for the years ended December 31, 1998 and 1997 are as set forth in the following table:

Cash Distribution                                             Total Amount
for Quarter Ended            Date Paid      Per Share          Distributed
-----------------            ---------      ---------          -----------
March 31, 1998                5/15/98        $ .3575           $1,372,660
June 30, 1998                 8/14/98          .3615            1,387,913
September 30, 1998           11/14/98          .3655            1,403,165
December 31, 1998             2/14/99          .3655            1,403,165
                                             -------           ----------

Total for 1998                               $1.4500           $5,566,903
                                             =======           ==========

March 31, 1997                5/15/97        $ .3575           $1,379,996
June 30, 1997                 8/14/97          .3615            1,388,505
September 30, 1997           11/14/97          .3655            1,403,266
December 31, 1997             2/14/98          .3655            1,403,165
                                             -------           ----------

Total for 1997                               $1.4500           $5,574,932
                                             =======           ==========

Quarterly distributions were made 45 days following the close of the calendar quarter and were funded from cash collections of debt service payments and the continued accrual without payment of asset management fees and expense reimbursements to the Advisor and its affiliates through approximately the distribution dates.

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Declaration of Trust.

The Company had adopted a policy of attempting to maintain stable distributions to shareholders during the offering and acquisition stages of the Company. In order to accomplish this result, it disposed of a portion of the Mortgage Investments consisting of CMOs and REMICs during this period. The effect of this policy has been the following: (a) a portion of the distributions have constituted a return of capital; (b) earlier investors' returns from an investment in the Company were greater than later investors' returns; and (c) there was a decrease in funds remaining to be invested in Mortgage Investments. The Company has completed the offering and acquisition stage and therefore, in 1997, the Board reviewed and changed the distribution policy. Beginning in 1998, the Company's distribution policy calls for quarterly distributions which more closely reflect collections of interest payments and regularly scheduled principal amortization.

Of the total distributions of $5,566,903 and $5,575,532 made in the years ended December 31, 1998 and 1997, $2,170,291 ($.56 per share or 39%) and $2,029,717
($.53 per share or 36%) represented returns of capital determined in accordance with generally accepted accounting principles. As of December 31, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,183,023. The portion of the distributions which constitutes a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statement and Supplementary Data.

                                                                                    Year ended December 31,
                                                              ---------------------------------------------------------------------
OPERATIONS                                                        1998          1997         1996          1995           1994
----------                                                    -----------   -----------   -----------   -----------   -------------
Interest income:
  Mortgage loans                                              $ 3,037,882   $ 3,118,027   $ 2,866,017   $ 2,257,883   $   1,817,057
  REMIC and GNMA Certificates and FHA Insured
    Project Loan                                                  880,680       975,599     1,306,658     1,582,724       1,089,333
  Temporary investments                                           112,953       151,228       252,140       515,295         631,825
Other income                                                            0             0             0             0          97,221
                                                              -----------   -----------   -----------   -----------   -------------

Total revenues                                                  4,031,515     4,244,854     4,424,815     4,355,902       3,635,436

Total expenses                                                    634,903       699,039     1,137,184     1,208,770       1,015,734
                                                              -----------   -----------   -----------   -----------   -------------

Net income                                                    $ 3,396,612   $ 3,545,815   $ 3,287,631   $ 3,147,132   $   2,619,702
                                                              ===========   ===========   ===========   ===========   =============

Basic net income per weighted average share                   $       .88   $       .92   $       .83   $       .81   $         .72
                                                              ===========   ===========   ===========   ===========   =============

Distribution per share                                        $    1.4500   $    1.4500   $    1.4500   $    1.4500   $.1391-1.4500*
                                                              ===========   ===========   ===========   ===========   =============

                                                                                         December 31,
                                                              ---------------------------------------------------------------------
FINANCIAL POSITION                                               1998          1997          1996          1995            1994
------------------                                            -----------   -----------   -----------   -----------   -------------

Total assets                                                  $59,993,040   $61,645,922   $63,147,215   $65,517,610   $  65,041,319
                                                              ===========   ===========   ===========   ===========   =============

Total liabilities                                             $ 1,788,466   $ 1,259,997   $   986,551   $ 1,002,976   $     356,602
                                                              ===========   ===========   ===========   ===========   =============

Total shareholders' equity                                    $58,204,574   $60,385,925   $62,160,664   $64,514,634   $  64,684,717
                                                              ===========   ===========   ===========   ===========   =============

*Amounts received by shareholders varied depending on the dates they became shareholders.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company has utilized the Net Proceeds of the Offering primarily to invest in Originated Mortgages and Acquired Mortgages ("Mortgage Investments") and has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments. The Company's liquidity is based primarily on interest or repayment of principal received from its Mortgage Investments.

For a description of the Company's investments in Originated Mortgages, REMIC and GNMA Certificates (see Notes 3 and 4 of Notes to Financial Statements).

During the year ended December 31, 1998, cash and cash equivalents increased approximately $1,112,000 primarily due to principal repayments of mortgage loans and GNMA and REMIC Certificates ($2,494,000) and cash provided by operating activities ($4,180,000) which exceeded distributions to shareholders ($5,567,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is net amortization in the amount of $532,000.

Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $162,533 at December 31, 1998. This represents a decrease of $11,065 in the unrealized gain for the year ended December 31, 1998, of which a decrease of $35,467 is attributable to the sale of securities (which resulted in a net realized gain of $12,144) and an increase of $24,402 is attributable to an increase in market prices for the investments held at December 31, 1998 and 1997. As of March 23, 1999, the net unrealized loss was approximately $22,000.

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages in the asset pool. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Due to the complexity of the GNMA structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA Certificates upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

The yield on the mortgage loans will depend, in part, on when, and if, the Company disposes of the mortgage loans prior to maturity or the obligor fully repays the outstanding debt. The mortgage loans have fixed interest rates, the base amount of which is insured by HUD, resulting in a minimal amount of interest rate risk. The effects of prepayment on yield is greater the earlier a prepayment of principal is received. Due to the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effects of future events upon the yield to maturity or the market value of the mortgage loans upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the current mortgage loan rates.

Asset management fees and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $1,327,000 and $844,000 were accrued and unpaid at December 31, 1998 and 1997, respectively. If the Proposals (see Item
1) are adopted, such amounts will become subordinated to a minimum quarterly distribution to shareholders ($.36 per share, which is equal to the current quarterly per share distribution) and will be paid to the Advisor from the Company's earnings. If the Proposals are not adopted, the Company may suspend shareholder distributions for one or more quarters and use such funds to pay all such accrued and unpaid fees and other payables to the Advisor. In addition, the operations of Town and Country and Columbiana have not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1997 and October 1, 1997 through June 30, 1998, respectively, in the aggregate amount of $132,000. Accordingly, the accrued interest income that has been deemed uncollectible has been reversed from interest income from mortgage loans.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan and does not expect to have reinvested dividends available for investment. As of December 31, 1998, the backlog of shares to be redeemed is 179,232. Unadvanced amounts of Originated Mortgages are invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income. The Company is in compliance with the Code.

On March 1, 1999, Oxford Apartments, L.L.C. (the "Oxford Obligor"), the owner of Oxford on Greenridge Apartments ("Oxford"), sold Oxford to a third party for $15.25 million. The Oxford Obligor then fully repaid its outstanding debt due to the Company totaling $12,109,036 including the outstanding balance of an FHA first mortgage loan in the amount of $9,018,450, a $1,156,000 additional loan, a $450,922 prepayment premium due the Company on the FHA loan and $1,483,664 in Additional Interest.

On March 1, 1999, Cove Apartments L.L.C. (the "Cove Obligor"), the owner of Cove Apartments ("Cove"), sold Cove to a third party for $10.25 million. The Cove Obligor then fully repaid its outstanding debt due to the Company totaling $8,541,781 including the outstanding balance of an FHA first mortgage loan in the amount of $6,558,872, an $840,500 additional loan, a $327,944 prepayment premium due the Company on the FHA loan and $814,465 in Additional Interest.

The Company anticipates that it will re-deploy the proceeds from the repayment of the Cove and Oxford debt into additional FHA insured/co-insured mortgage loans.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

The following is a summary of the results of operations of the Company for the years ended December 31, 1998, 1997 and 1996. The net income for the years ended December 31, 1998, 1997 and 1996 was $3,396,612, $3,545,815 and $3,287,631,
respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or
(ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. There was no such excess for the years ended December 31, 1998, 1997 and 1996.

1998 vs 1997
Interest income from mortgage loans decreased approximately $80,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the reversal of Additional Interest in 1998 relating to Town and Country and Columbiana, partially offset by an increase due to additional advances on the Stonybrook mortgage loan during 1997.

Interest income from REMIC and GNMA Certificates and the FHA Insured Project Loan decreased approximately $95,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the repayment of the FHA Insured Project Loan in May 1997.

Interest income from temporary investments decreased approximately $38,000 for the year ended December 31, 1998 as compared to 1997 primarily due to a decrease in temporarily invested proceeds earning interest during 1998.

Realized (gain) loss on sale of REMIC and GNMA Certificates and the FHA Insured Project Loan decreased approximately $79,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the repayment, in 1997, of four REMICs and the FHA Insured Project Loan on which losses had been recognized and a gain on a repayment of one REMIC in 1998.

1997 vs 1996
Interest income from mortgage loans increased approximately $252,000 for the year ended December 31, 1997 as compared to 1996 primarily due to additional advances on the Stonybrook mortgage loan during 1997.

Interest income from REMIC and GNMA Certificates and the FHA Insured Project Loan decreased approximately $331,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the sale of one REMIC in August 1996 and the repayment of the FHA Insured Project Loan in May 1997, partially offset by the purchase of two REMICs in May 1997 and two REMICs and one GNMA in June 1997.

Interest income from temporary investments decreased approximately $101,000 for the year ended December 31, 1997 as compared to 1996 primarily due to a decrease in temporarily invested proceeds earning interest in 1997.

General and administrative expenses decreased approximately $89,000 for the year ended December 31, 1997 as compared to 1996 primarily due to a decrease in legal, engineering, accounting fees and expense reimbursements to affiliates of the Advisor.

Realized loss on sale of REMIC and GNMA Certificates and the FHA Insured Project Loan decreased approximately $349,000 for the year ended December 31, 1997 as compared to 1996 primarily due to the sale of one REMIC in August 1996.

Distribution Policy
The Company has completed the offering and acquisition stage and therefore, in 1997, the Board reviewed and changed the distribution policy. Beginning in 1998, the Company's distribution policy calls for quarterly distributions which more closely reflect collections of interest payments and regularly scheduled principal amortization.

Of the total distributions of $5,566,903, $5,575,532 and $5,569,283 made in the years ended December 31, 1998, 1997 and 1996, $2,170,291 ($.56 per share or
39%), $2,029,717 ($.53 per share or 36%) and $2,281,652 ($.57 per share or 41%)
represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1998, the aggregate amount of the distributions made since the commencement of the Offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,183,023. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

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

Year 2000 Compliance
The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor has upgraded its computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations that experienced problems from the testing process were corrected with an upgrade patch. The costs incurred by the Advisor are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

With regard to third parties, the Company's Advisor is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Company has received assurances from a majority of its third parties with which it interacts that they have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Company has not received assurances from third parties, it is initiating further mail and/or phone correspondence. The Company relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

Item 8.     Financial Statements and Supplementary Data.

                                                                           Page
                                                                           ----
(a) 1.      Financial Statements

            Independent Auditors' Report                                   13

            Balance Sheets as of December 31, 1998 and 1997                14

            Statements of Income for the years ended
            December 31, 1998, 1997 and 1996                               15

            Statements of Changes in Shareholders' Equity for the
            years ended December 31, 1998, 1997 and 1996                   16

            Statements of Cash Flows for the years ended
            December 31, 1998, 1997 and 1996                               18

            Notes to Financial Statements                                  20

(a) 2.      Financial Statement Schedules

            All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT


To the Board of Trustees
American Mortgage Investors Trust:


We have audited the accompanying balance sheets of American Mortgage Investors Trust (a Massachusetts Business Trust) as of December 31, 1998 and 1997, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These financial statements are the responsibility of the Trust's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mortgage Investors Trust as of December 31, 1998 and 1997, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.



KPMG LLP


New York, New York
January 15, 1999, except as to Notes 3 and 6
which are as of March 1, 1999

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 BALANCE SHEETS
                           DECEMBER 31, 1998 AND 1997

                                     ASSETS
                                                                  1998            1997
                                                              ------------    ------------
Investments in mortgage loans (Notes 3 and 6)                 $ 45,965,488    $ 46,792,853
Investments in REMIC and GNMA Certificates (Note 4)             10,303,002      12,495,878
Cash and cash equivalents                                        2,953,125       1,840,715
Deferred costs (net of accumulated amortization
  of $50,000 and $45,000, respectively)                              4,723          14,549
Accrued interest receivable                                        766,702         501,927
                                                              ------------    ------------

Total assets                                                  $ 59,993,040    $ 61,645,922
                                                              ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Accounts payable and accrued expenses                       $     73,372    $     49,123
  Due to affiliates (Note 5)                                     1,715,094       1,210,874
                                                              ------------    ------------

Total liabilities                                                1,788,466       1,259,997
                                                              ------------    ------------

Commitments and contingencies (Note 6)

Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 12,500,000
   shares authorized; 4,172,790 and 4,087,583 shares issued
   and outstanding, respectively                                   417,280         408,759
  Treasury shares of beneficial interest; $.10 par value;
   333,545 and 248,339 shares, respectively                        (33,355)        (24,834)
  Additional paid-in capital                                    68,849,730      68,849,725
  Distributions in excess of net income                        (11,191,614)     (9,021,323)
  Accumulated other comprehensive income                           162,533         173,598
                                                              ------------    ------------

Total shareholders' equity                                      58,204,574      60,385,925
                                                              ------------    ------------

Total liabilities and shareholders' equity                    $ 59,993,040    $ 61,645,922
                                                              ============    ============

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                              STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                     1998          1997         1996
                                                 -----------    ----------   ----------
Revenues:

  Interest income:

   Mortgage loans (Note 3)                       $ 3,037,882    $3,118,027   $2,866,017
   REMIC and GNMA Certificates and the
     FHA Insured Project Loan (Note 4)               880,680       975,599    1,306,658
   Temporary investments                             112,953       151,228      252,140
                                                 -----------    ----------   ----------

   Total revenues                                  4,031,515     4,244,854    4,424,815
                                                 -----------    ----------   ----------

Expenses:

  General and administrative (Note 5)                642,047       622,304      711,209
  Realized (gain) loss on sale of REMIC and
   GNMA Certificates and the FHA Insured
   Project Loan (Note 4)                             (12,144)       66,735      415,975
  Amortization                                         5,000        10,000       10,000
                                                 -----------    ----------   ----------

   Total expenses                                    634,903       699,039    1,137,184
                                                 -----------    ----------   ----------

   Net income                                    $ 3,396,612    $3,545,815   $3,287,631
                                                 ===========    ==========   ==========

   Basic net income per weighted average share   $       .88    $      .92   $      .83
                                                 ===========    ==========   ==========

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                    Treasury Shares of
                                                  Shares of Beneficial Interest     Beneficial Interest       Additional
                                                  -----------------------------  ------------------------      Paid-in
                                                    Shares        Amount          Shares        Amount         Capital
                                                  -----------   ----------      ----------    ----------    --------------
Balance at January 1, 1996                          3,934,423      393,443        (93,539)       (9,354)       68,899,562
Comprehensive income:
Net income                                                  0            0              0             0                 0

Other comprehensive loss:
  Net unrealized gain (loss)
   on first mortgage bonds:
  Net unrealized holding loss arising during
   the period
  Add: reclassification adjustment for losses
   included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest              75,577        7,558              0             0         1,428,396
Distributions                                               0            0              0             0                 0
Purchase of treasury shares                                 0            0        (75,576)       (7,558)       (1,428,391)
Offering costs                                              0            0              0             0           (50,000)
                                                  -----------     --------      ----------     --------       -----------

Balance at December 31, 1996                        4,010,000      401,001       (169,115)      (16,912)       68,849,567
Comprehensive income:
Net income                                                  0            0              0             0                 0

Other comprehensive income
  Net unrealized gain (loss) on first mortgage
   bonds:
  Net unrealized holding gain arising during
   the period
  Add: reclassification adjustment for losses
   included in net income
Other comprehensive income

Comprehensive income

Issuance of shares of beneficial interest              77,583        7,758              0             0         1,390,751
Distributions                                               0            0              0             0                 0
Purchase of treasury shares                                 0            0        (79,224)       (7,922)       (1,390,593)
                                                  -----------     --------      ----------     --------       -----------
                                                                                       Accumu-
                                                                                     lated Other
                                                   Distributions     Comprehen-       Comprehen-
                                                     in Excess          sive             sive
                                                   of Net Income       Income            Income        Total
                                                   -------------    -------------   -------------   -----------
Balance at January 1, 1996                            (4,709,954)                       (59,063)     64,514,634
Comprehensive income:
Net income                                             3,287,631     $3,287,631               0       3,287,631
                                                                     ----------
Other comprehensive loss:
  Net unrealized gain (loss)
   on first mortgage bonds:
  Net unrealized holding loss arising during
   the period                                                          (438,298)
  Add: reclassification adjustment for losses
   included in net income                                               415,975
                                                                     ----------
Other comprehensive loss                                                (22,323)        (22,323)        (22,323)
                                                                     ----------
Comprehensive income                                                 $3,265,308
                                                                     ==========
Issuance of shares of beneficial interest                      0                              0       1,435,954
Distributions                                         (5,569,283)                             0      (5,569,283)
Purchase of treasury shares                                    0                              0      (1,435,949)
Offering costs                                                 0                              0         (50,000)
                                                    ------------                       --------     -----------

Balance at December 31, 1996                          (6,991,606)                       (81,386)     62,160,664
Comprehensive income:
Net income                                             3,545,815     $3,545,815               0       3,545,815
                                                                     ----------
Other comprehensive income
  Net unrealized gain (loss) on first mortgage
   bonds:
  Net unrealized holding gain arising during
   the period                                                           188,249
  Add: reclassification adjustment for losses
   included in net income                                                66,735
                                                                     ----------
Other comprehensive income (loss)                                       254,984         254,984         254,984
                                                                     ----------
Comprehensive income                                                 $3,800,799
                                                                     ==========
Issuance of shares of beneficial interest                      0                              0       1,398,509
Distributions                                         (5,575,532)                             0      (5,575,532)
Purchase of treasury shares                                    0                              0      (1,398,515)
                                                    ------------                       --------     -----------

See accompanying notes to financial statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996


                                                                                    Treasury Shares of
                                                  Shares of Beneficial Interest     Beneficial Interest       Additional
                                                  -----------------------------  ------------------------      Paid-in
                                                    Shares        Amount          Shares        Amount         Capital
                                                  -----------   ----------      ----------    ----------    --------------
Balance at December 31, 1997                        4,087,583     $408,759       (248,339)     $(24,834)      $68,849,725
Comprehensive income:
Net income                                                  0            0              0             0                 0


Other comprehensive income (loss):
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain arising during
   the period
  Add: reclassification adjustment for gains
   included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest              85,207        8,521              0             0         1,328,465
Distributions                                               0            0              0             0                 0
Purchase of treasury shares                                 0            0        (85,206)       (8,521)       (1,328,460)

Balance at December 31, 1998                        4,172,790     $417,280       (333,545)     $(33,355)      $68,849,730
                                                    =========     ========       ========      ========       ===========

                                                                                        Accumu-
                                                                                      lated Other
                                                    Distributions     Comprehen-       Comprehen-
                                                      in Excess          sive             sive
                                                    of Net Income       Income          Income          Total
                                                    -------------    -------------   -------------   -----------
Balance at December 31, 1997                          $(9,021,323)                      $173,598     $60,385,925
Comprehensive income:
Net income                                              3,396,612     $3,396,612               0       3,396,612
                                                                      ----------

Other comprehensive income (loss):
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain arising during
   the period                                                              1,079
  Less: reclassification adjustment for gains
   included in net income                                                (12,144)
                                                                      ----------
Other comprehensive loss                                                 (11,065)        (11,065)        (11,065)
                                                                      ----------
Comprehensive income                                                  $3,385,547
                                                                      ==========
Issuance of shares of beneficial interest                       0                              0       1,336,986
Distributions                                          (5,566,903)                             0      (5,566,903)
Purchase of treasury shares                                     0                              0      (1,336,981)

Balance at December 31, 1998                         $(11,191,614)                      $162,533     $58,204,574
                                                     ============                       ========     ===========

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

                                                              1998           1997           1996
                                                          -----------    -----------    -----------
Cash flows from operating activities:
  Net income                                              $ 3,396,612    $ 3,545,815    $ 3,287,631
                                                          -----------    -----------    -----------

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Amortization expense-organization costs                      5,000         10,000         10,000
   Amortization expense-loan premium and
     origination costs                                        553,608        510,101        477,342
   Amortization of REMIC premium                                    0          3,181         19,523
   Accretion of REMIC, GNMA and FHA
     Insured Project Loan discount                            (26,272)       (31,860)       (43,376)
   (Gain) loss on sale of REMIC Certificates                  (12,986)        21,849        408,692
   Loss on sale of GNMA Certificates                              842          1,807          5,689
   Loss on sale of FHA Insured Project Loan                         0         43,080          1,594
   Changes in operating assets and liabilities:
     (Increase) decrease in accrued interest receivable      (264,775)        56,219       (204,120)
     Increase (decrease) in due to affiliates                 504,220        324,091        (32,338)
     Increase (decrease) in accounts payable and
       accrued expenses                                        24,249        (50,645)        15,913
                                                          -----------    -----------    -----------
   Total adjustments                                          783,886        887,823        658,919
                                                          -----------    -----------    -----------

  Net cash provided by operating activities                 4,180,498      4,433,638      3,946,550
                                                          -----------    -----------    -----------

Cash flows from investing activities:
  Investments in mortgage loans                                     0     (2,466,104)    (6,148,482)
  Proceeds from sale of REMIC Certificates                          0              0      4,940,625
  Principal repayments of mortgage loans                      273,757        215,778        177,095
  Purchase of REMIC Certificates                                    0     (1,981,566)             0
  Purchase of GNMA Certificates                                     0     (1,889,817)             0
  Principal repayments of GNMA Certificates                   413,254        127,621         95,396
  Principal repayments of REMIC Certificates                1,806,973        739,904      1,149,123
  Principal repayments of FHA Insured Project Loan                  0      3,408,238         44,598
  Decrease (increase) in deferred costs                         4,826              0            (11)
                                                          -----------    -----------    -----------

  Net cash provided by (used in) investing activities       2,498,810     (1,845,946)       258,344
                                                          -----------    -----------    -----------

Cash flows from financing activities:
  Distributions to shareholders                            (5,566,903)    (5,575,532)    (5,569,283)
  Proceeds from issuance of shares of
   beneficial interest                                      1,336,986      1,398,509      1,435,954
  Purchase of treasury shares                              (1,336,981)    (1,398,515)    (1,435,949)
  Increase in offering costs                                        0              0        (50,000)
                                                          -----------    -----------    -----------

  Net cash used in financing activities                    (5,566,898)    (5,575,538)    (5,619,278)
                                                          -----------    -----------    -----------

                                                                     (continued)

See accompanying notes to financial statements.

                        AMERICAN MORTGAGE INVESTORS TRUST
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                   (continued)

                                                            1998          1997           1996
                                                         ----------   -----------    -----------
Net increase (decrease) in cash and cash
  equivalents                                             1,112,410    (2,987,846)    (1,414,384)
Cash and cash equivalents at the beginning
  of the year                                             1,840,715     4,828,561      6,242,945
                                                         ----------   -----------    -----------

Cash and cash equivalents at the end of
  the year                                               $2,953,125   $ 1,840,715    $ 4,828,561
                                                         ==========   ===========    ===========

Supplemental schedule of noncash investing activities:

  Decrease in deferred costs                             $        0   $     3,032    $    58,418
  Increase in investments in mortgage loans                       0        (3,032)       (58,418)
                                                         ----------   -----------    -----------

                                                         $        0   $         0    $         0
                                                         ==========   ===========    ===========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

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

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, (the "Dealer Manager") an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of December 31, 1998, the backlog of shares to be redeemed is 179,232. As permitted by the provisions of the Redemption Plan, the Board of Trustees have adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's stock. This new policy is effective for redemptions with respect to quarters ended September 30, 1997 and thereafter. With respect to the Reinvestment Plan, the Board also adopted a policy to adjust the reinvestment price annually at which participants may acquire additional shares under the Reinvestment Plan to also reflect the then net asset value of a share of the Company's stock. The change in policy with respect to the reinvestment price was effective November 30, 1997 ($15.16 at December 31,
1998).

As of December 31, 1998 the Company's mortgage investments consisted of new mortgage loans originated by or on behalf of the Company and Ginnie Mae mortgage-backed securities and pass-through certificates ("Originated Mortgages"). Due to the complexity of the GNMA structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA Certificates upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

NOTE 2 - Accounting Policies

a)  Basis of Accounting
The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles.

b)  Accounting by Creditors for Impairment of a Loan
The Company follows SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

Interest on mortgage loans is recognized on the accrual basis. Interest which was accrued but not received is reversed from income if deemed to be uncollectible.

c)  Investments in Mortgage-Backed Securities
The Company follows the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards ("SFAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities." At December 31, 1998 and 1997, the Company has classified its securities as available-for-sale.

Available-for-sale securities are carried at fair value with net unrealized gain
(loss) reported as a separate component of comprehensive income until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security.

Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to yield using the effective interest method. Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

d)  Cash and Cash Equivalents
Cash and cash equivalents include temporary investments with original maturity dates equal to or less than three months and are carried at cost plus accrued interest, which approximates market.

e)  Loan Origination Costs
Acquisition fees and expenses incurred for the investment in mortgage loans have been capitalized and are included in Investment in Mortgage Loans in the balance sheets. Loan origination costs are being amortized using the effective yield method over the lives of the respective mortgages.

f)  Organization and Offering Costs
Costs incurred to organize the Company including, but not limited to, legal, accounting and registration fees are considered organization costs. These costs have been capitalized and are amortized on a straight line basis over a 60-month period.

Costs incurred to sell shares including brokerage costs and a nonaccountable expense allowance are considered offering costs. These costs were charged directly to shareholders' equity.

g)  Financial Instruments
The Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", defines fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties. Financial instruments held by the Company at December 31, 1998 and 1997 include cash equivalents, investments in loans, investments in REMIC and GNMA Certificates, interest receivable and accounts payable and accrued expenses.

For cash and cash equivalents, investments in loans (other than the two loans that were prepaid, see Note 3), interest receivable and accounts payable and accrued expenses the carrying amounts are a reasonable estimate of fair value. The fair value of investments in mortgage loans, REMIC and GNMA Certificates and FHA Insured Project Loan are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions.

h)  Net Income Per Weighted Average Share
Basic net income per weighted average share equals net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the years ended December 31, 1998, 1997 and 1996 were 3,845,101, 3,851,029 and 3,972,625, respectively.

i)  Income Taxes
The Company has qualified as a real estate investment trust under the Internal Revenue Code of 1986, as amended (the "Code"). A real estate investment trust is generally not subject to federal income tax on that portion of its real estate investment trust taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed. No provision for federal income taxes has been made in the financial statements, as the Company is in compliance with the Code and has distributed all of its Taxable Income.

j)  Use of Estimates
Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

k)  Other Comprehensive Income
The Company adopted SFAS No. 130 "Reporting Comprehensive Income" on January 1, 1998. SFAS No. 130 establishes standards for reporting and displaying comprehensive income and its components in a financial statement with the same prominence as other financial statements. The financial statements for earlier periods, provided for comparative purposes, have been reclassified as required. Accumulated other comprehensive income is displayed separately from retained earnings and additional paid-in capital in the equity section of the balance sheet.

l)  Recent Pronouncements
The Company adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" on January 1, 1998. SFAS No. 131 establishes standards for reporting information about operating segments in annual and interim financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating officer in deciding how to allocate resources and in assessing performance. Categories required to be reported as well as reconciled to the financial statements are segment profit or loss, certain specific revenue and expense items, and segment assets. The Company operates in one segment, investment in mortgages or mortgage backed securities.

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

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS
                        DECEMBER 31, 1998, 1997 AND 1996

fiscal years beginning after June 15, 1999. The adoption of SFAS 133 is not expected to have any impact on the financial position or results of operations of the Company.

m)  Reclassifications
Certain prior year amounts have been reclassified to conform with current year presentation.

Note 3 - Investments in Mortgage Loans

The Company originally funded five mortgage loans, five non-interest bearing Additional Loans and two additional loan-bridge loans in the aggregate amount of $46,837,304.

The Columbiana and Town and Country mortgage loans are considered impaired loans, as they have not performed in accordance with the contractual terms of the loan agreement. No allowance for loan losses has been provided for these loans.

Information relating to investments in mortgage loans and Additional Loans for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                      1998            1997            1996
                                                  ------------    ------------    ------------
Investments in mortgage loans - January 1,        $ 46,792,853    $ 45,049,596    $ 39,497,133
                                                  ------------    ------------    ------------

  Additions:

  Columbiana - advances                                      0         260,767         464,028
  Columbiana - loan origination costs                        0           3,032           5,395

  Stonybrook - advances                                      0       2,205,337       5,684,454
  Stonybrook - loan origination costs                        0               0          53,023
                                                  ------------    ------------    ------------
                                                             0       2,469,136       6,206,900
                                                  ------------    ------------    ------------
Deductions:

  Amortization of Additional Loans                    (372,916)       (372,916)       (372,916)
  Amortization of loan origination costs              (180,692)       (137,185)       (104,426)
  Collection of principal - Cove                       (54,375)        (50,395)        (46,706)
                          - Oxford                     (74,765)        (69,293)        (64,222)
                          - Town and Country           (76,648)        (71,215)        (66,167)
                          - Columbiana                 (34,145)         (8,918)              0
                          - Stonybrook                 (33,824)        (15,957)              0
                                                  ------------    ------------    ------------
                                                      (827,365)       (725,879)       (654,437)
                                                  ------------    ------------    ------------

Investments in mortgage loans - December 31,      $ 45,965,488    $ 46,792,853    $ 45,049,596
                                                  ============    ============    ============

On March 1, 1999, Oxford Apartments, L.L.C. (the "Oxford Obligor"), the owner of Oxford on Greenridge Apartments ("Oxford"), sold Oxford to a third party for $15.25 million. The Oxford Obligor then fully repaid its outstanding debt due to the Company totaling $12,109,036 including the outstanding balance of an FHA first mortgage loan in the amount of $9,018,450, a $1,156,000 additional loan, a $450,922 prepayment premium due the Company on the FHA loan and $1,483,664 in Additional Interest.

On March 1, 1999, Cove Apartments L.L.C. (the "Cove Obligor"), the owner of Cove Apartments ("Cove"), sold Cove to a third party for $10.25 million. The Cove Obligor then fully repaid its outstanding debt due to the Company totaling $8,541,781 including the outstanding balance of an FHA first mortgage loan in the amount of $6,558,872, an $840,500 additional loan, a $327,944 prepayment premium due the Company on the FHA loan and $814,465 in Additional Interest.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 3 - Investments in Mortgage Loans (continued)

Further information relating to investments in Mortgage Loans as of December 31, 1998 and 1997 is as follows:

                       Date of
                       Invest-
                        ment/                        Amounts Advanced                                  Total
                        Final     Interest   ----------------------------------------   Mortgage      Amounts          Out-
                        Matur-    Rate on                                   Total        Loan         Advanced       standing
            Descrip-     rity     Mortgage    Mortgage      Additional     Amounts       Amounts         and           Loan
Property      tion       Date     Loan (A)      Loans       Loans (D)      Advanced     Unadvanced    Unadvanced      Balance
--------    --------   --------   --------   -----------   ------------   -----------   ----------   ------------   ----------
The Cove     308         12/93    7.625%-    $6,800,000     $  840,500    $ 7,640,500     $     0    $ 7,640,500    $7,408,843
Apts.        Apt         1/29     9.129%
Houston, TX  Units                (B)

Oxford on    405         12/93    7.625%-     9,350,000      1,156,000     10,506,000           0     10,506,000    10,187,473
Greenridge   Apt.        1/29     9.129%
Apts.        Units                (B)
Houston, TX

Town &       330         4/94     7.375%-     9,348,000      1,039,000     10,387,000           0     10,387,000    10,077,666
Country IV   Apt.        5/29     9.167%
Apts.        Units       (E)      (B)(H)
Urbana, IL

Columbiana   204         4/94     (C)         8,276,895        563,000      8,839,895     406,105      9,246,000     8,796,833
Lakes Apts.  Apt.        11/35
Columbia,    Units       (F)
SC

Stony Brook  125         12/95    7.75%-      8,500,000        763,909      9,263,909           0      9,263,909     9,214,129
Village II   Apt.        6/37     9.128%
Apts.        Units       (F)      (G)
East Haven,
CT
                                     ------------------------------------------------------------------------------------------
Total                                       $42,274,895     $4,362,409    $46,637,304    $406,105    $47,043,409   $45,684,944
                                     ==========================================================================================
                            Accum-
                            ulated
                             Amor-
                           tization-                                 Interest
                           Additional                                 Earned      Less
               Origi-      Loans and     Balance at   Balance at      by the      1998         Net
               nation       Origina-      December     December       Company     Amor-      Interest
Property        Costs        tion         31, 1998     31, 1997      for 1998    tization     Earned
--------      ----------   -----------   ----------   ----------    ----------   --------    --------

The Cove      $  444,215    $ 509,985    $7,343,073   $7,498,346     $595,064    $100,901    $494,163
Apts.
Houston, TX

Oxford on        610,814      701,372    10,096,915   10,310,443      889,671     138,766    750,905
Greenridge
Apts.
Houston, TX

Town &           603,895      546,601    10,134,960   10,327,840      727,780     116,232    611,548
Country IV
Apts.
Urbana, IL

Columbiana       532,835      314,970     9,014,698    9,158,473      614,112     109,631    504,481
Lakes Apts.
Columbia,
SC

Stony Brook      413,492      251,779     9,375,842    9,497,751      764,863      88,078    676,785
Village II
Apts.
East Haven,
CT
              ---------------------------------------------------------------------------------------
Total         $2,605,251   $2,324,707   $45,965,488  $46,792,853   $3,591,490    $553,608  $3,037,882
              ========================================================================================

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

(A) The minimum interest rate shown represents base interest, which is fully insured by HUD ("Base Interest"). The additional interest rate represents interest which is not contingent upon cash flow and is secured by partnership interests in the partnerships which own the Developments ("Additional Interest").

(B) In addition to the interest rate, the Company is entitled to 30% of the cash flow remaining after payment of Base Interest and Additional Interest.

(C) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. Payments at the rate of 8.678% are guaranteed by the developer until December 1998. The operations of Columbiana have not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that has been deemed uncollectible has been reversed from mortgage loans in the Statements of Income.

(D) Additional loans are non-interest bearing.

(E) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(F) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(G) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(H) The operations of Town and Country have not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1997 which amounted to $83,628. Accordingly, the accrued interest income that has been deemed uncollectible has been reversed from mortgage loans in the Statements of Income.

(I) Aggregate cost for federal income tax purposes is $47,121,296.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investments in REMIC Certificates, GNMA Certificates and the FHA Insured Project Loan

Information relating to investments in REMIC Certificates, GNMA Certificates and the FHA Insured Project Loan for the years ended December 31, 1998, 1997 and 1996 is as follows:

                                                                    1998              1997                1996
                                                            ---------------    --------------       -------------

Investments in REMIC and GNMA Certificates
  and FHA Insured Project Loan - January 1,                     $12,495,878       $12,683,331         $19,327,518
                                                                 ----------        ----------          ----------

Additions:

  Purchase of GNMA Certificates                                           0         1,981,566                   0
  Purchase of REMIC Certificates                                          0         1,889,817                   0
  Accretion of Discounts                                             26,272            33,394              43,376
                                                                 ----------        ----------          ----------

                                                                     26,272         3,904,777              43,376
                                                                 ----------        ----------          ----------
Deductions:

  Principal Repayments of GNMA Certificates                        (413,254)         (127,621)            (95,396)
  Principal Repayments of REMIC Certificates                     (1,806,973)         (739,904)         (1,149,123)
  Principal Repayments of FHA Insured
   Project Loan                                                           0        (3,408,238)            (44,598)
  Proceeds from sale of REMIC Certificates                                0                 0          (4,940,625)
  Gain (loss) on Sale of REMIC Certificates                          12,986           (21,849)           (408,692)
  Loss on Sale of GNMA Certificates                                    (842)           (1,807)             (5,689)
  Loss on Sale of FHA Insured Project Loan                                0           (43,080)             (1,594)
  Amortization of Premiums                                                0            (4,715)            (19,523)
                                                                 ----------        ----------          ----------

                                                                 (2,208,083)       (4,347,214)         (6,665,240)
                                                                 ----------        ----------          ----------
Amortized Cost at December 31,
  (including unrealized gain (loss) of $162,533,
  $173,598 and ($81,386) at December 31,
  1998, 1997 and 1996, respectively)                             10,314,067        12,240,894          12,705,654

Change in net unrealized gain (loss) on
  securities available for sale                                     (11,065)          254,984             (22,323)
                                                                 ----------        ----------          ----------

Carrying value at December 31,                                  $10,303,002       $12,495,878         $12,683,331
                                                                 ==========        ==========          ==========

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investment in REMIC and GNMA Certificates (continued)

Further information relating to investments in REMIC and GNMA Certificates as of December 31, 1998 and 1997 is as follows:

                                                                       Original                              Accum-
                                                 Date                  Purchase                              ulated
                                               Purchased                Price                                Amorti-    Loan Origi-
                                                /Final     Stated     Including   Principal    (Discount)   zation at   nation Costs
                                  Certificate   Payment    Interest     Prem/    at December   at December  December    at December
Seller                             Number        Date      Rate        (Disc)     31, 1998      31, 1998    31, 1998      31, 1998
------                            -----------  ---------   -------   ----------- ------------  -----------  ---------   ------------
GNMA Certificates
-----------------

Bear Stearns & Co.                0355540      7/27/94     7.125%     $2,407,102  $2,566,156    $(237,369)   $88,611       $ 79,391
                                               3/15/29

Malone Mortgage Co.               0382486      7/28/94     8.500%      2,197,130   2,155,143       (8,082)     3,150         73,196
                                               8/15/29

Goldman Sachs                     0328502      7/29/94     8.250%      3,928,615   3,635,731       (3,406)     1,444        123,830
                                               7/15/29

SunCoast Capital Group, Ltd.      G22412       6/23/97     7.000%      1,981,566   1,669,980      (10,959)     3,653              0
                                               4/20/27
REMIC Certificates
------------------

SunCoast Capital Group, Ltd.      FHLMC        5/30/97     7.000%        507,288           0            0          0              0
                                  17218        2/1/98

SunCoast Capital Group, Ltd.      FHLMC        5/30/97     6.500%        251,967           0            0          0              0
                                  17161        2/1/98

SunCoast Capital Group, Ltd.      FHLMC        6/23/97     7.000%        147,437           0            0          0              0
                                  17125        1/1/98

SunCoast Capital Group, Ltd.      FNMA         6/30/97     7.500%        983,125           0            0          0              0
                                  1997-42V     10/18/09(1)

                                                                     ----------- ------------  -----------  ---------   ------------
Total                                                                $12,404,230 $10,027,010    $(259,816)   $96,858       $276,417
                                                                     =========== ============  ===========  =========   ============

                                                                            Interest
                                   Unrealized                                Earned
                                    Gain at     Balance at   Balance at      by the                       Net
                                    December     December     December       Company         1998       Interest
Seller                              31, 1998     31, 1998     31, 1997      for 1998       Accretion     Earned
------                             -----------  ----------   -----------    ---------      ---------    --------
GNMA Certificates
-----------------

Bear Stearns & Co.                   $ 92,625    $2,589,414  $ 2,604,394     $183,569       $20,147     $203,716


Malone Mortgage Co.                    29,391     2,252,798    2,253,185      183,714           715      184,429


Goldman Sachs                           4,247     3,761,846    3,833,576      302,912           331      303,243


SunCoast Capital Group, Ltd.           36,270     1,698,944    1,982,055      129,951         2,724      132,675

REMIC Certificates
------------------

SunCoast Capital Group, Ltd.                0             0      473,051          767             0          767


SunCoast Capital Group, Ltd.                0             0      198,075          869             0          869


SunCoast Capital Group, Ltd.                0             0      148,495            0             0            0


SunCoast Capital Group, Ltd.                0             0    1,003,047       52,626         2,355       54,981


                                   -----------   ----------- -----------    ---------      ---------    --------
Total                                $162,533    $10,303,002 $12,495,878     $854,408       $26,272     $880,680
                                   ===========   =========== ===========    =========      =========    ========

(1) The stated final payment date was October 18, 2009. The actual final payment amounting to $420,228 was received on October 20, 1998.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

The amortized cost, unrealized gain (loss) and fair value for the investment in REMIC and GNMA Certificates at December 31, 1998 and 1997 were as follows:

                                                    Gross                                              Gross
                                 Amortized        Unrealized          Fair          Amortized       Unrealized
                                  Cost at          Gain at          Value at         Cost at          Gain at
                               December 31,     December 31,     December 31,     December 31,     December 31,
Security                            1998             1998             1998             1997            1997
--------                            ----             ----             ----             ----            ----
Fannie Mae REMIC               $           0     $          0     $          0     $   984,659       $ 18,388
  Certificates

Federal Home Loan REMIC                    0               0                 0         806,972         12,649
  Certificates

Ginnie Mae Certificates           10,140,469         162,533        10,303,002      10,530,649        146,012
                                  ----------         -------        ----------      ----------        -------

                                 $10,140,469        $162,533       $10,303,002     $12,322,280       $177,049
                                  ==========         =======        ==========      ==========        =======

                                     Gross
                                   Unrealized         Fair
                                   (Loss) at        Value at
                                 December 31,     December 31,
Security                              1997            1997
--------                              ----            ----
Fannie Mae REMIC                   $     0       $ 1,003,047
  Certificates

Federal Home Loan REMIC                  0           819,621
  Certificates

Ginnie Mae Certificates             (3,451)       10,673,210
                                    ------        ----------

                                   $(3,451)      $12,495,878
                                    ======        ==========


For the year ended December 31, 1998, there were gains and losses of $15,148 and $3,004, respectively, (including acquisition fees and expenses) on principal repayments of REMIC and GNMA Certificates.

For the year ended December 31,1997, there were gains and losses of $942 and $67,677, respectively, (including acquisition fees and expenses) on principal repayments of REMIC and GNMA Certificates and the FHA Insured Project Loan.

NOTE 5 - Related Party Transactions

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

The costs incurred to related parties for the years ended December 31, 1998, 1997 and 1996 were as follows:

                                                                            Years Ended December 31,
                                                                    1998              1997                1996
                                                            --------------    --------------      --------------

Expense reimbursement                                        $   120,029       $   111,460         $   137,856
Asset management fees                                            362,280           367,044             375,954
                                                              ----------        ----------          ----------

                                                             $   482,309       $   478,504         $   513,810
                                                              ==========        ==========          ==========

Asset management fees and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $1,327,000 and $844,000 were accrued and unpaid at December 31, 1998 and 1997, respectively. If the Proposals (see Note
7) are adopted, such amounts will become subordinated to a minimum quarterly distribution to shareholders ($.36 per share, which is equal to the current quarterly per share distribution) and will be paid to the Advisor from the Company's earnings. If the Proposals are not adopted, the Company may suspend shareholder distributions for one or more quarters and use such funds to pay all such accrued and unpaid fees and other payables to the Advisor.

NOTE 6 - Subsequent Events

On or about February 11, 1999, the Company mailed definitive proxy materials to shareholders of record on February 5, 1999 regarding, among other matters, proposals to restructure the Company from a finite to infinite life REIT, modify the investment objectives of the Company, permit the Company to incur a specified amount of indebtedness and list the Company's shares on a national exchange (the "Proposals"). The deadline for returning consent forms is April 12, 1999. If the Company receives consents from a majority of the total eligible shareholder vote, the Proposals will be deemed adopted. If the Proposals are approved, the transaction expenses will be paid by the Company. If the Proposals are not approved, an affiliate of the Advisor will bear the transaction expenses. The Company intends to borrow the funds necessary to pay the transaction expenses.

                        AMERICAN MORTGAGE INVESTORS TRUST
                          NOTES TO FINANCIAL STATEMENTS

On February 14, 1999, distributions of $1,385,509 and $17,656 were paid to the Investors and the Advisor, respectively, representing the 1998 fourth quarter distribution. The distributions were funded from cash collections of debt service payments and the continued accrual without payment of asset management fees and expense reimbursements to the Advisor and its affiliates through December 31, 1998.

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

The Trustees and Executive Officers of the Company are as follows:

                                                                                          Year First Became
        Name                     Age      Offices Held                                     Officer/Director
        ----                     ---      ------------                                     ----------------

J. Michael Fried                  54      Trustee, President, Chairman of the
                                          Board and Chief Executive Officer                       1991

Peter T. Allen                    53      Trustee                                                 1991

Arthur P. Fisch                   57      Trustee                                                 1991

Stuart J. Boesky                  42      Executive Vice President and
                                          Chief Operating Officer                                 1991

Alan P. Hirmes                    44      Senior Vice President                                   1991

John B. Roche                     41      Senior Vice President,
                                          Chief Financial Officer and
                                          Chief Accounting Officer                                1998

Mark J. Schlacter                 48      Vice President                                          1993

Richard A. Palermo                38      Treasurer                                               1997

Teresa Wicelinski                 33      Secretary                                               1998

J. MICHAEL FRIED, age 54, is Trustee, President, Chairman of the Board and Chief Executive Officer of the Company, is Director and President of the Advisor and is the sole shareholder of one of the general partners of Related, the real estate finance affiliate of The Related Companies, L.P. In that capacity, he is generally responsible for all syndication, finance, acquisition and investor reporting activities of Related and its Affiliates. Mr. Fried practiced corporate law in New York City with the law firm of Proskauer Rose Goetz & Mendelsohn from 1974 until he joined Related in 1979. Mr. Fried graduated from Brooklyn Law School with a Juris Doctor degree, magna cum laude; from Long Island University Graduate School with a Master of Science degree in Psychology; and from Michigan State University with a Bachelor of Arts degree in History.

PETER T. ALLEN, age 53, is President of Peter Allen & Associates, Inc., a real estate development, consulting, brokerage and management firm, in which capacity he has been responsible for the leasing, refinancing and development of major commercial properties. Mr. Allen has also been an Adjunct Professor of the Graduate School of Business at the University of Michigan since 1981. Mr. Allen received a Bachelor of Arts Degree in history/economics from DePauw University and a Masters Degree in Business Administration with Distinction from the University of Michigan. Mr. Allen is an Independent Trustee.

ARTHUR P. FISCH, age 57, has been an attorney in private practice specializing in real property and securities law since October 1987, with Arthur P. Fisch, P.C. and Fisch & Kaufman. From 1975-1987, Mr. Fisch was employed by E.F. Hutton & Company, serving as First Vice President in the Direct Investment Department from 1981-1987 and associate general counsel from 1975-1980 in the legal department. As First Vice President, he was responsible for the syndication and acquisition of millions of dollars in residential real estate. Mr. Fisch was the Corporate General Partner in four public real estate funds and responsible for the acquisition of several thousand apartment units. He was also in charge of the Subsidized Housing and Cable TV groups at E.F. Hutton's Direct Investment Department. Mr. Fisch received a B.B.A. from Bernard Baruch College of the City University of New York and a Juris Doctor degree from New York Law School. Mr. Fisch is admitted to practice law in New York and Pennsylvania. Mr. Fisch is an Independent Trustee.

STUART J. BOESKY, age 42, is Executive Vice President and Chief Operating Officer of the Company and is a Senior Vice President and a Managing Director of the Advisor. Mr. Boesky practiced real estate and tax law in New York City with the law firm of Shipley & Rothstein from 1984 until February 1986 when he joined Related. From 1983 to 1984, Mr. Boesky practiced law with the Boston law firm of Kaye, Fialkow, Richmond & Rothstein (which subsequently merged with Strook & Strook & Lavan) and from 1978 to 1980 was a consultant specializing in real estate at the accounting firm of Laventhol & Horwath. Mr. Boesky is the sole shareholder of one of the general partners of Related. Mr. Boesky graduated from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law.

ALAN P. HIRMES, age 44, is a Senior Vice President of the Company and is a Senior Vice President of the Advisor. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Prior to joining Related in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants. Mr. Hirmes is also the sole shareholder of one of the general partners of Related. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

JOHN B. ROCHE, age 41, is a Senior vice President, the Chief Financial Officer and the Chief Accounting Officer of the Company. Mr. Roche has approximately fourteen years experience in the accounting and finance field. Prior to joining the Company, he was the Vice President and Chief Financial Officer of Emmes Asset Management Company, a real estate and financial services firm. From 1991 through 1996, he was the Vice President of Finance of the Robert Martin Company, a developer, owner and operator in Westchester County, New York. He spent six years in public accounting with the firms of Peat Marwick & Mitchell and later, Kenneth Leventhal & Co. He has been a Certified Public Accountant in New York since 1986. Mr. Roche holds a Masters in Business Administration from the Columbia Business School and a Bachelor of Arts in Accounting from Queens College.

MARK J. SCHLACTER, age 48, is a Vice President of the Company. Mr. Schlacter is a Vice President of Mortgage Acquisitions of Related, and has been with Related since June 1989. Mr. Schlacter is responsible for the origination of Related's taxable participating debt programs and low-income housing tax credit debt programs. Prior to joining Related, Mr. Schlacter garnered 16 years of direct real estate experience covering commercial and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, multifamily property acquisition and financing, and multifamily mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in Political Science from Pennsylvania State University and periodically teaches multifamily underwriting at the New York University School of Continuing Education, Real Estate Institute.

RICHARD A. PALERMO, age 38, is the Treasurer of the Company and is the Treasurer of the Advisor. Mr. Palermo has been a Certified Public Accountant in New York since 1985. Prior to joining Related in September 1993, Mr. Palermo was employed by Sterling Grace Capital Management from October 1990 to September 1993, Integrated Resources, Inc. from October 1988 to October 1990 and E.F. Hutton & Company, Inc. from June 1986 to October 1988. From October 1982 to June 1986, Mr. Palermo was employed by Marks Shron & Company and Mann Judd Landau, certified public accountants. Mr. Palermo graduated from Adelphi University with a Bachelor of Business Administration degree.

TERESA WICELINSKI, age 33, is the Secretary of the Company and of the Advisor. She joined Related in June 1992, and prior to that date was employed by Friedman, Alprin & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in Accounting.

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

Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no Forms 5 were required for those persons, the Company believes that during the fiscal year ended December 31, 1998, the Company's officers, directors and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.

The Advisor

The Advisor is Related AMI Associates, Inc. The directors and executive officers of the Advisor are set forth below. These officers of the Advisor may also provide services to the Company on behalf of the Advisor.

Related AMI Associates, Inc.

                                                                                          Year First Became
        Name                     Age      Offices Held                                     Officer/Director
        ----                     ---      ------------                                     ----------------


J. Michael Fried                  54      Director and President                                  1991

Stuart J. Boesky                  42      Director and Senior Vice President                      1991

Alan. P. Hirmes                   44      Senior Vice President                                   1991

Richard A. Palermo                38      Treasurer                                               1997

Teresa Wicelinski                 33      Secretary                                               1998

Biographical information with respect to Messrs. Fried, Boesky, Hirmes, Palermo and Ms. Wicelinski is set forth above.

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 1998, no person was known by the Company to be the beneficial owner of more than five percent of the outstanding shares of the Company. The Advisor purchased 10,000 Shares at an aggregate purchase price of $200,000 prior to the Offering. In addition, pursuant to the terms of the Offering and the Advisory Services Agreement, the Company has issued shares to the Advisor in an amount which will equal (after such issuance) 1% of the shares of the Company as compensation for services rendered in connection with the organization of the Company. During the Offering the Advisor received 38,481 shares, in addition to the 10,000 shares purchased by the Advisor, however as a result of shares being redeemed the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be redeemed since then. As of December 31, 1998, shares received by the Advisor totaled 38,309 at a total value of $565,058 ($14.75 per share). Such costs have been charged directly to shareholders' equity as part of offering costs. No directors and officers of the Advisor or Trustees and officers of the Company own any shares of the Company.

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

                                     PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                   Sequential
                                                                                                      Page
                                                                                                      ----
(a) 1.      Financial Statements
            --------------------

            Independent Auditors' Report                                                               13

            Balance Sheets as of December 31, 1998 and 1997                                            14

            Statements of Income for the years ended December 31, 1998, 1997
            and 1996                                                                                   15

            Statements of Changes in Shareholders' Equity  for the years ended
            December 31, 1998, 1997 and 1996                                                           16

            Statements of Cash Flows for the years ended December 31, 1998, 1997
            and 1996                                                                                   18

            Notes to Financial Statements                                                              20

(a) 2.      Financial Statement Schedules
            -----------------------------

            All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.      Exhibits
            --------

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

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

23(a)       Consent of KPMG LLP with respect to incorporation by reference in its report in the Company's Registration Statement on Form S-3
            (filed herewith).                                                                     37

23(b)       Consent of Hidalgo, Banfill, Zlotnick and Kermali, P.C. with respect to incorporation to reference on its report in the Company's
            Registration Statement on Form S-3 (filed herewith).                                  38

27          Financial Data Schedule (filed herewith)                                              39

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                                                   Sequential
                                                                                                      Page
                                                                                                      ----
99.         Additional Exhibits

99(a)       The Financial Statements of Cove Apartments, L.L.C., a Limited
            Liability Company which owns and operates a multifamily housing project known as the Cove Apartments located in Houston, Texas,
            as required by Staff Accounting Bulletin No. 71 (filed herewith).                          40

99(b)       The Financial Statements of Oxford Apartments, L.L.C., a Limited
            Liability Company which owns and operates a multifamily housing project known as the Oxford Apartments located in Houston, Texas,
            as required by Staff Accounting Bulletin No. 71 (filed herewith).                          69

(b)         Reports on Form 8-K

            No reports on Form 8-K were filed during the fourth quarter.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)



Date:  March 30, 1999                By:   /s/ J. Michael Fried
                                           --------------------
                                           J. Michael Fried
                                           Trustee, President, Chairman of the
                                           Board and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

         Signature                                 Title                                 Date
         ---------                                 -----                                 ----

/s/ J. Michael Fried                   Trustee, President, Chairman of the
-------------------------              Board and Chief Executive Officer                 March 30, 1999
J. Michael Fried


/s/ Peter T. Allen                     Trustee                                           March 30, 1999
-------------------------
Peter T. Allen


/s/ Arthur P. Fisch                    Trustee                                           March 30, 1999
-------------------------
Arthur P. Fisch


/s/ John B. Roche                      Senior Vice President,
-------------------------              Chief Financial Officer and
John B. Roche                          Chief Accounting Officer                          March 30, 1999


/s/ Richard A. Palermo                 Treasurer                                         March 30, 1999
-------------------------
Richard A. Palermo
