Form 10-Q
period 1999-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 1999-05-17
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1999

                                       OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                        AMERICAN MORTGAGE INVESTORS TRUST
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Massachusetts                                           13-6972380
-------------------------------                              -------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                   10022
--------------------------------------------                          ----------
  (Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                        AMERICAN MORTGAGE INVESTORS TRUST
                                 Balance Sheets

                                                  -----------           -----------
                                                   March 31,            December 31,
                                                     1999                    1998
                                                  -----------           -----------
                                                 (unaudited)
ASSETS
Investments in mortgage loans
 (Note 2)                                         $28,404,493           $45,965,488
Investments in GNMA Certificates
 (Note 3)                                          10,104,422            10,303,002
Cash and cash equivalents                          23,644,942             2,953,125
Deferred costs (net of accumulated
 amortization of $50,000)                               4,723                 4,723
Accrued interest receivable                           452,303               766,702
                                                  -----------           -----------
  Total assets                                    $62,610,883           $59,993,040
                                                  ===========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
 Accounts payable and
  accrued expenses                                $    43,431           $    73,372
 Due to affiliates (Note 4)                         1,829,143             1,715,094
                                                  -----------           -----------
Total liabilities                                   1,872,574             1,788,466
                                                  -----------           -----------
Commitments and Contingencies
 (Note 5)
Shareholders' equity:
 Shares of beneficial interest;
  $.10 par value; 12,500,000
  shares authorized;  4,193,514
  and 4,172,790 shares issued
  and outstanding, respectively                       419,352               417,280
 Treasury shares of beneficial
  interest; $.10 par value; 354,270
  and 333,545 shares, respectively                    (35,427)              (33,355)
 Additional paid-in capital                        68,849,728            68,849,730
 Distributions in excess of net income             (8,614,658)          (11,191,614)
 Accumulated other comprehensive
  income                                              119,314               162,533
                                                  -----------           -----------
Total shareholders' equity                         60,738,309            58,204,574
                                                  -----------           -----------
 Total liabilities and
  shareholders' equity                            $62,610,883           $59,993,040
                                                  ===========           ===========

                 See accompanying notes to financial statements

                              AMERICAN MORTGAGE INVESTORS TRUST
                                     Statements of Income
                                         (Unaudited)

                                                   --------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                   --------------------------------
                                                       1999                  1998
                                                   --------------------------------
Revenues:
 Interest income:
  Mortgage loans (Note 2)                          $  548,365            $  845,699
  REMIC and GNMA
   Certificates (Note 3)                              199,646               233,385
  Temporary investments                                96,528                24,423
                                                   ----------            ----------

  Total revenues                                      844,539             1,103,507
                                                   ----------            ----------
Expenses:
 General and administrative                           137,534               140,532
 Realized loss on sale of
  GNMA Certificates
  (Note 3)                                                 86                   368
 Amortization                                               0                 2,500
                                                   ----------            ----------
  Total expenses                                      137,620               143,400
                                                   ----------            ----------
Income before gain on repayment of
 mortgage loans                                       706,919               960,107

Gain on repayment of mortgage loans
 (Note 2)                                           3,273,202                     0
                                                   ----------            ----------
  Net income                                       $3,980,121            $  960,107
                                                   ==========            ==========
  Basic net income per weighted
   average share                                   $     1.03            $      .25
                                                   ==========            ==========


                 See accompanying notes to financial statements

                              AMERICAN MORTGAGE INVESTORS TRUST
                         Statement of Changes in Shareholders' Equity
                                         (Unaudited)


                                      Shares of         Treasury Shares of
                                 Beneficial Interest    Beneficial Interest    Additional    Distributions    Comprehen-
                                 -------------------    -------------------     Paid-in       in Excess          sive
                                   Shares   Amount        Shares    Amount      Capital      of Net Income      Income
                                   ------   ------        ------    ------      -------      -------------      ------

Balance at January 1, 1999      4,172,790 $417,280      (333,545) $(33,355)   $68,849,730     $(11,191,614)

Comprehensive income:
Net income                              0        0             0         0              0        3,980,121    $3,980,121
                                                                                                              ----------
Other comprehensive loss:
 Net unrealized loss on first
 mortgage bonds:
 Net unrealized holding loss
  arising during the period                                                                                      (43,305)
 Add: reclassification
  adjustment for losses
  included in net income                                                                                              86
                                                                                                              ----------
Other comprehensive loss                                                                                         (43,219)
                                                                                                              ----------
Comprehensive income                                                                                          $3,936,902
                                                                                                              ==========
Issuance of shares of              20,724    2,072             0         0        323,923                0
  beneficial interest
Purchase of treasury shares             0        0       (20,725)   (2,072)      (323,925)               0
Distributions                           0        0             0         0              0       (1,403,165)
                                --------- --------       -------- ---------   -----------      ------------
Balance at March 31, 1999       4,193,514 $419,352      (354,270) $(35,427)   $68,849,728      $(8,614,658)
                                ========= ========      ========= =========   ===========      ============

                                 Accumulated
                                    Other
                                  Comprehen-
                                     sive
                                    Income          Total
                                    ------          -----

Balance at January 1, 1999          $162,533    $58,204,574

Comprehensive income:
Net income                                 0      3,980,121

Other comprehensive loss:
 Net unrealized loss on first
 mortgage bonds:
 Net unrealized holding loss
  arising during the period
 Add: reclassification
  adjustment for losses
  included in net income

Other comprehensive loss             (43,219)       (43,219)

Comprehensive income

Issuance of shares of                      0        325,995
  beneficial interest
Purchase of treasury shares                0       (325,997)
Distributions                              0     (1,403,165)
                                    --------    -----------
Balance at March 31, 1999           $119,314    $60,738,309
                                    ========    ===========


                 See accompanying notes to financial statements.
                                       4

                              AMERICAN MORTGAGE INVESTORS TRUST
                                   Statements of Cash Flows
                                         (Unaudited)

                                                   --------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                   --------------------------------
                                                       1999                 1998
                                                   --------------------------------
Cash flows from operating activities:
 Net income                                        $3,980,121            $  960,107
                                                   ----------            ----------
Adjustments to reconcile net income
 to net cash provided by
 operating activities
  Gain on repayment of mortgage
   loans                                           (3,273,202)                    0
  Amortization expense -
   organization costs                                       0                 2,500
  Amortization expense - loan
   premium and origination costs                      122,235               125,407
  Accretion of REMIC
   and GNMA discount                                   (5,852)              (10,420)
  Loss on sale of GNMA Certificates                        86                   368
Changes in operating assets and
 liabilities:
 Decrease (increase) in accrued
  interest receivable                                 314,399              (136,896)
 Increase in due to affiliates                        114,049               112,710
 (Decrease) increase in accounts
  payable and accrued expenses                        (29,941)                2,342
                                                   ----------            ----------
  Total adjustments                                (2,758,226)               96,011
                                                   ----------            ----------
 Net cash provided by
  operating activities                              1,221,895             1,056,118
                                                   ----------            ----------

Cash flows from investing activities:
 Proceeds from repayments of mortgage
  loans                                            20,711,964                64,259
 Principal repayments of GNMA
  Certificates                                        161,125                58,136
 Principal repayments of REMIC
  Certificates                                              0               806,972
                                                   ----------            ----------
 Net cash provided by
   investing activities                            20,873,089               929,367
                                                   ----------            ----------

                                                                        (continued)


                 See accompanying notes to financial statements

                              AMERICAN MORTGAGE INVESTORS TRUST
                                   Statements of Cash Flows
                                         (continued)
                                         (Unaudited)

                                                   --------------------------------
                                                            Three Months Ended
                                                                 March 31,
                                                   --------------------------------
                                                        1999                1998
                                                   --------------------------------
Cash flows from financing activities:
 Distributions to shareholders                     (1,403,165)           (1,403,165)
 Proceeds from issuance of shares
  of beneficial interest                              325,995               344,108
 Purchase of treasury shares                         (325,997)             (344,100)
                                                  -----------            ----------
 Net cash used in financing
  activities                                       (1,403,167)           (1,403,157)
                                                  -----------            ----------
Net increase in cash and
 cash equivalents                                  20,691,817               582,328
Cash and cash equivalents at
 the beginning of the period                        2,953,125             1,840,715
                                                  -----------            ----------
Cash and cash equivalents at
 the end of the period                            $23,644,942            $2,423,043
                                                  ===========            ==========

                 See accompanying notes to financial statements

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

Note 1 - General

American Mortgage Investors Trust (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company is electing to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company operates in one segment, investment in mortgages or mortgage-backed securities.

On April 6, 1999, the Company received the necessary consent from its shareholders to approve proposals (the "Proposals") to restructure the Company from a closed-ended, finite-life REIT to a publicly traded, open-ended, infinite-life operating REIT.

The Proposals were presented in a definitive consent solicitation statement that was mailed on February 12, 1999 to shareholders of record on February 5, 1999. In addition to restructuring the Company to a publicly traded, open-ended, infinite-life REIT, the Proposals, among other matters, permit the Company to modify its investment objectives, to incur a specified amount of indebtedness and to list the Company's shares on a national exchange. As required by the Company's Declaration of Trust (the "Trust Agreement"), the Proposals were approved by shareholders holding a majority of the outstanding shares entitled to vote. The Proposals, each of which was voted upon separately, received consents averaging 55.96% of the total outstanding shares and 75.36% of the shares for which the Company received responses.

As a result of the adoption of the Proposals, the Company is liable for the transaction expenses. Such expenses are presently estimated to be approximately $357,000.

The Company has been approved for listing subject to notice of issuance on the American Stock Exchange under the symbol "AMC". Management expects that the Company will begin trading on the American Stock Exchange in July, 1999, but no assurance can be given regarding the exact timing of such event.

Following approval of the Proposals, the Board of Trustees approved a name change for the Company. The new name will be

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

"American Mortgage Acceptance Company", and it is expected to be effective prior to the Company's trading on the American Stock Exchange.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the results of its operations and its cash flows for the three months ended March 31, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted. It is suggested that these financial statements be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities, the disclosure of contingent assets and liabilities and the reporting of revenues and expenses to prepare these financial statements in conformity with generally accepted accounting principals. Actual results could differ from those estimates.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. As of March 31, 1999, the backlog of shares to be redeemed was 199,698. As a result of the adoption of the Proposals, the Company's Reinvestment Plan and Redemption Plan have been terminated, effective with the distribution for the quarter ended March 31, 1999. The final reinvestment of shares will occur on May 15, 1999. The final redemption of shares will occur shortly thereafter.

Basic net income per weighted average share equals net income for the period, divided by the weighted average number of shares

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

outstanding for the period. The weighted average number of shares outstanding for the three months ended March 31, 1999 and 1998 were 3,848,915 and 3,849,059, respectively.

Certain prior year amounts have been reclassified to conform with current year presentation.

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of March 31, 1999 and December 31, 1998 is as follows:



                         Date of
                         Invest-
                          ment/                          Amounts Advanced                               Total
                          Final     Interest   --------------------------------------    Mortgage      Amounts         Out-
                           Matu     Rate on                                  Total        Loan         Advanced      standing
               Descrip    -rity     Mortgage    Mortgage     Additional     Amounts      Amounts         and           Loan
Property        -tion      Date     Loan (A)      Loans      Loans (B)     Advanced     Unadvanced    Unadvanced      Balance
--------       -------   --------   --------   ----------- ------------  ------------   ----------   ------------   -----------


The Cove        308        12/93     7.625%-    $6,800,000  $  840,500    $ 7,640,500   $        0    $ 7,640,500   $         0
Apts.           Apt        1/29      9.129%
Houston, TX     Units                (C)
(J)

Oxford on       405        12/93     7.625%-     9,350,000   1,156,000     10,506,000            0     10,506,000             0
Greenridge      Apt.       1/29      9.129%
Apts.           Units                (C)
Houston, TX
(J)

Town &          330        4/94      7.375%-     9,348,000   1,039,000     10,387,000            0     10,387,000    10,057,607
Country IV      Apt.       5/29      9.167%
Apts.           Units      (D)       (E) (F)
Urbana, IL

Columbiana      204        4/94      (H)         8,276,895     563,000      8,839,895      829,204      9,669,099     8,787,113
Lakes Apts.     Apt.       11/35
Columbia,       Units      (G)
SC

Stony Brook     125        12/95     7.75%-      8,500,000     763,909      9,263,909            0      9,263,909     9,205,256
Village II      Apt.       6/37      9.128%
Apts.           Units      (G)       (I)
East Haven,
CT
                                               ---------------------------------------------------------------------------------
Total                                          $42,274,895  $4,362,409    $46,637,304     $829,204    $47,466,508   $28,049,976
                                               =================================================================================


                                 Accum
                                -ulated
                                 Amor-
                               tization-                                   Interest
                               Additional                                   Earned    Less
                  Origi-       Loans and      Balance at    Balance at      by the    1999        Net
                  nation        Origina-        March        December       Company   Amor-     Interest
Property          Costs        tion Costs     31, 1999     31, 1998(K)     for 1999  tization    Earned
--------        ----------   --------------  ------------  -----------     --------  --------  ----------


The Cove          $      0       $      0    $         0    $7,343,073     $117,242  $ 16,789   $100,453
Apts.
Houston, TX
(J)

Oxford on                0              0              0    10,096,915      155,267    23,090    132,177
Greenridge
Apts.
Houston, TX
(J)

Town &             603,895        575,614     10,085,888    10,134,960       36,331    29,014      7,317
Country IV
Apts.
Urbana, IL

Columbiana         532,835        346,311      8,973,637     9,014,698      171,660    31,341    140,319
Lakes Apts.
Columbia,
SC

Stony Brook        413,492        273,780      9,344,968     9,375,842      190,100    22,001    168,099
Village II
Apts.
East Haven,
CT
               ------------------------------------------------------------------------------------------
Total           $1,550,222     $1,195,705    $28,404,493   $45,965,488     $670,600  $122,235   $548,365
               ==========================================================================================

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

On March 1, 1999, Cove Apartments L.L.C. (the "Cove Obligor"), the owner of Cove Apartments ("Cove"), sold Cove to a third party for $10.25 million. The Cove Obligor then fully repaid its outstanding debt due to the Company totaling $8,676,849 including the outstanding balance of an FHA first mortgage loan in the amount of $6,558,872, an $840,500 additional loan, a $327,944 prepayment premium due the Company on the FHA loan, an $814,465 sales proceeds participation payment and accrued Base Interest and Additional Interest through the repayment date of $135,068 resulting in a gain on the repayment in the amount of $1,224,968.

On March 1, 1999, Oxford Apartments, L.L.C. (the "Oxford Obligor"), the owner of Oxford on Greenridge Apartments ("Oxford"), sold Oxford to a third party for $15.25 million. The Oxford Obligor then fully repaid its outstanding debt due to the Company totaling $12,288,813 including the outstanding balance of an FHA first mortgage loan in the amount of $9,018,450, a $1,156,000 additional loan, a $450,922 prepayment premium due the Company on the FHA loan, a $1,483,664 sales proceeds participation payment and accrued Base Interest and Additional Interest through the repayment date of $179,777 resulting in a gain on the repayment in the amount of $2,048,234.

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

(B) Additional loans are non-interest bearing.

(C) In addition to the interest rate, the Company was entitled to 30% of the cash flow remaining after payment of Base Interest and Additional Interest and 35% of net sale or refinancing proceeds.

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

(D) The Originated Mortgage has a term of 35 years, subject to mandatory prepayment at any time after 12 years and upon one year's notice.

(E) In addition to the interest rate, the Company is entitled to 30% of the cash flow remaining after payment of Base Interest and Additional Interest.

(F) The operations of Town and Country have not been able to support the payment of Additional Interest which amounted to $248,494. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998 and the first quarter of 1999 in the amounts of $83,628 and $164,866, respectively.

(G) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(H) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana have not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998.

(I) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(J) On March 1, 1999 the outstanding debt due to the Company was fully repaid (see above).

(K) Aggregate cost for federal income tax purposes is $47,121,296.

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

Note 3 - Investments in GNMA Certificates

Information relating to investments in GNMA Certificates as of March 31, 1999 and December 31, 1998 is as follows:



                                                 Date                  Original
                                               Purchased               Purchase                              Accumulated
                                                /Final     Stated       Price      Principal    (Discount)   Amortization
                                Certificate     Payment   Interest    Including     at March     at March     at March
Seller                           Number          Date      Rate       (Discount)    31, 1999     31, 1999     31, 1999
------                          -----------   ----------  --------   -----------  -----------   -----------  ------------


GNMA Certificates
-----------------

Bear Stearns                      0355540        7/27/94    7.125%    $2,407,102  $2,560,383     $(236,835)      $ 93,419
                                                 3/15/29

Malone Mortgage                   0382486        7/28/94    8.500%     2,197,130   2,151,623        (8,068)         3,322
                                                 8/15/29

Goldman Sachs                     0328502        7/29/94    8.250%     3,928,615   3,615,395        (3,387)         1,517
                                                 7/15/29

SunCoast Capital Group, Ltd.       G22412        6/23/97    7.000%     1,981,566   1,538,484       (10,096)         3,926
                                                 4/20/27
                                                                    -------------------------------------------------------
Total                                                                $10,514,413  $9,865,885     $(258,386)      $102,184
                                                                    =======================================================


                                      Loan                                                   Interest
                                  Origination     Unrealized                                 Earned
                                    Costs at        Gain at        Balance      Balance at   by the                     Net
                                      March         March          at March      December    Company       1999       Interest
Seller                              31, 1999       31, 1999        31, 1999      31, 1998    for 1999    Accretion     Earned
------                           --------------   ----------     -----------   -----------  ----------   ---------    --------


GNMA Certificates
-----------------

Bear Stearns                          $ 79,212     $ 74,407       $2,570,586   $ 2,589,414    $ 45,640      $5,009    $ 50,649


Malone Mortgage                         73,076       20,424        2,240,377     2,252,798      45,747         178      45,925


Goldman Sachs                          123,137        2,447        3,739,109     3,761,846      74,705          82      74,787


SunCoast Capital Group, Ltd.                 0       22,036        1,554,350     1,698,944      27,702         583      28,285

                                ----------------------------------------------------------------------------------------------
Total                                 $275,425     $119,314      $10,104,422   $10,303,002    $193,794      $5,852    $199,646
                                ==============================================================================================

                              AMERICAN MORTGAGE INVESTORS TRUST
                                Notes to Financial Statements
                                        March 31, 1999
                                         (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at March 31, 1999 and December 31, 1998 were as follows:

                              March 31,            December 31,
                                 1999                    1998

Amortized cost              $ 9,985,108             $10,140,469
Gross unrealized gain           119,314                 162,533
                            -----------             -----------
Fair Value                  $10,104,422             $10,303,002
                            ===========             ===========

For the three months ended March 31, 1999, there were gains and losses of $708 and $794, respectively, (including acquisition fees and expenses) on principal repayments of GNMAs.

Note 4 - Related Party Transactions

The Company has an agreement with the Advisor pursuant to which the Advisor currently receives compensation consisting primarily of (i) asset management fees calculated as a percentage of total assets invested by the Company; (ii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; and (iii) certain other fees. In addition to the fees discussed above, the Company reimburses affiliates of the Advisor for certain administrative and other costs incurred on behalf of the Company.

As a result of the adoption of the Proposals (see Note 1), the Board of Trustees intends to amend the Advisory Agreement between the Company and the Advisor to change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) provide that the Company will initially share with the Advisor origination points with the Company thereafter receiving all origination points; and (c) modify the annual asset management fee payable to the Advisor. Such changes would reduce the annual asset management fee payable with respect to newly acquired investments which are authorized under the Company's current investment policy from the current asset management fee of .625% to .355%. In addition, the asset management fee for certain investment grade investments will also be .355%.

The costs incurred to related parties for the three months ended March 31, 1999 and 1998 were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                  ---------------------------------
                                                       1999                1998
                                                  ---------------------------------

Expense reimbursement                               $  31,388             $  20,460
Asset management fees                                  78,754                89,963
                                                  -----------            ----------

                                                    $ 110,142             $ 110,423
                                                  ===========            ==========

Asset management fees and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $1,437,000 and $1,327,000 were accrued and unpaid at March 31, 1999 and December 31, 1998, respectively. As a result of the adoption of the Proposals (see Note 1), such amounts are subordinated to a minimum quarterly distribution to shareholders of $.36 per share, (the quarterly per share distribution prior to the adoption of the Proposals) and will be paid to the Advisor from the Company's earnings.

Note 5 - Subsequent Events

On April 29, 1999, the Company made its final advance, in the amount of $829,204, on the Columbiana Originated Mortgage.

On May 14, 1999, distributions of $1,355,389 and $17,272 were paid to the Investors and the Advisor, respectively, representing the 1999 first quarter distribution. The distributions were funded from cash collections of debt service payments.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

The Company has primarily invested in Originated Mortgages and Acquired Mortgages ("Mortgage Investments") and has also invested in uninsured Additional Loans made directly to the developers or sponsors of Developments. The Company's liquidity is based primarily on interest or repayment of principal received from its Mortgage Investments.

For a description of the Company's investments in mortgage loans and GNMA Certificates see Notes 2 and 3 of Notes to Financial Statements.

On April 6, 1999, the Company received the necessary consent from its shareholders to approve proposals (the "Proposals") to restructure the Company from a closed-ended, finite-life real estate investment trust ("REIT") to a publicly traded, open-ended, infinite-life operating REIT.

The Proposals were presented in a definitive proxy statement that was mailed on February 12, 1999 to shareholders of record on February 5, 1999. In addition to restructuring the Company to a publicly traded, open-ended, infinite-life REIT, the Proposals, among other matters, permit the Company to modify its investment objectives, to incur a specified amount of indebtedness and to list the Company's shares on a national exchange. As required by the Company's Declaration of Trust (the "Trust Agreement"), the Proposals were approved by shareholders holding a majority of the outstanding shares entitled to vote. The Proposals, each of which was voted upon separately, received consents averaging 55.96% of the total outstanding shares and 75.36% of the shares for which the Company received responses.

The Company has been approved for listing subject to notice of issuance on the American Stock Exchange under the symbol "AMC". Management expects that the Company will begin trading on the American Stock Exchange in July, 1999, but no assurance can be given regarding the exact timing of such event.

Following approval of the Proposals, the Board of Trustees approved a name change for the Company. The new name will be "American Mortgage Acceptance Company", and it is expected to be effective prior to the Company's trading on the American Stock Exchange.

As a result of the adoption of the Proposals, the Board of Trustees intends to amend the Advisory Agreement between the Company and the Advisor to change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) provide that the Company will initially share with the Advisor origination points with the Company thereafter receiving all origination points; and (c) modify the annual asset management fee payable to the Advisor. Such changes would eliminate the acquisition and disposition fees payable under the current Advisory Agreement and reduce the annual asset management fee payable with respect to newly acquired investments which are authorized under the Company's current investment policy from the current asset management fee of .625% to .355%. In addition, the asset management fee for certain investment grade investments will also be
 .355%. The effect of these three changes would be to make such fees comparable to fees paid by other publicly traded, open-ended infinite-life REITs with investment strategies similar to the Company's new investment strategy.

During the three months ended March 31, 1999, cash and cash equivalents increased approximately $20,692,000 due to principal repayments of mortgage loans and GNMA Certificates ($20,873,000) and cash provided by operating activities ($1,222,000) which exceeded distributions to shareholders ($1,403,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on repayment of mortgage loans ($3,273,000) and net amortization ($116,000).

Net unrealized gains on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $119,314 at March 31, 1999. This represents a decrease of $43,219 in the unrealized gain for the three months ended March 31, 1999, of which a decrease of $3,136 is attributable to the sale of securities (which resulted in a net realized loss of $86) and a decrease of $40,083 is attributable to a decrease in market prices for the investments held at March 31, 1999 and December 31, 1998. As of May 7, 1999, the net unrealized gain was approximately $104,000.

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

The operations of Town and Country and Columbiana have not been able to support the payment of Additional Interest in the aggregate amount of $297,000. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998 and the first quarter of 1999 in the amounts of approximately $132,000 and $165,000, respectively.

Unadvanced amounts of Originated Mortgages are invested in temporary investments. The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

Asset management fees and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $1,437,000 and $1,327,000 were accrued and unpaid at March 31, 1999 and December 31, 1998, respectively. As a result of the adoption of the

Proposals (see above), such amounts are subordinated to a minimum quarterly distribution to shareholders ($.36 per share, which is equal to the current quarterly per share distribution) and will be paid to the Advisor from the Company's earnings.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company is required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan and does not expect to have reinvested dividends available for investment. As of March 31, 1999, the backlog of shares to be redeemed was 199,698. As a result of the adoption of the Proposals, the Company's Reinvestment Plan and Redemption Plan have been terminated, effective with the distribution for the quarter ended March 31, 1999. The final reinvestment of shares will occur on May 15, 1999. The final redemption of shares will occur shortly thereafter.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income. The Company is in compliance with the Code.

On March 1, 1999, Cove Apartments L.L.C. (the "Cove Obligor"), the owner of Cove Apartments ("Cove"), sold Cove to a third party for $10.25 million. The Cove Obligor then fully repaid its outstanding debt due to the Company totaling $8,676,849 including the outstanding balance of an FHA first mortgage loan in the amount of $6,558,872, an $840,500 additional loan, a $327,944 prepayment premium due the Company on the FHA loan, an $814,465 sales proceeds participation payment and accrued Base Interest and Additional Interest through the repayment date of $135,068 resulting in a gain on the repayment in the amount of $1,224,968.

On March 1, 1999, Oxford Apartments, L.L.C. (the "Oxford Obligor"), the owner of Oxford on Greenridge Apartments ("Oxford"), sold Oxford to a third party for $15.25 million. The Oxford Obligor then fully repaid its outstanding debt due to the Company totaling $12,288,813 including the outstanding balance of an FHA first mortgage loan in the amount of $9,018,450, a $1,156,000 additional loan, a $450,922 prepayment premium due the Company on the FHA loan, a $1,483,664 sales proceeds participation payment and accrued Base Interest and Additional Interest through the repayment date of $179,777 resulting in a gain on the repayment in the amount of $2,048,234.

The Company anticipates that it will re-deploy the proceeds from the repayment of the Cove and Oxford debt into additional FHA insured/co-insured mortgage loans.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

The net income for the three months ended March 31, 1999 and 1998 was $3,980,121 and $960,107, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the three months ended March 31, 1999 and 1998.

Interest income from mortgage loans decreased approximately $297,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to the reversal of Additional Interest in 1999 relating to Town and Country, the repayment of the Cove and Oxford mortgage loans on March 1, 1999 and the receipt of cash flow interest in 1998 from Oxford.

Interest income from REMIC and GNMA Certificates decreased approximately $34,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to the repayment of one of the REMICs in October 1998 and a decrease in the balances of the GNMA Certificates due to principal payments received since March 31, 1998.

Interest income from temporary investments increased approximately $72,000 for the three months ended March 31, 1999 as compared to 1998 primarily due to proceeds from the repayment of the Cove and Oxford mortgage loans on March 1, 1999 which were temporarily invested in 1999.

Distribution Policy

The Company has completed the offering and acquisition stage and therefore, in 1997, the Board reviewed and changed the distribution policy. Beginning in 1998, the Company's distribution policy calls for quarterly distributions which more closely reflect collections of interest payments and regularly scheduled principal amortization.

Of the total distributions of $1,403,165 for both the three months ended March 31, 1999 and 1998, $0 and $443,058 ($.12 per share or 32%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 1999, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,183,023. The portion of the distributions which constitute a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations will be sufficient to fund the Company's operating expenses and to make distributions as determined by the Board on a quarterly basis.

Forward-Looking Statements
Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publicly revise these for-ward-looking statements to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

Year 2000 Compliance

The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor has upgraded its computer information systems to be year 2000 compliant and beyond. The year 2000 compliance issue concerns the inability of a computerized system to accurately record dates after 1999. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations which experienced problems during the testing process were corrected with an upgrade patch. The costs incurred by the Advisor are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

With regard to third parties, the Company's Advisor is in the process of evaluating the potential adverse impact that could result from the failure of material service providers to be year 2000 compliant. A detailed survey and assessment was sent to material third parties in the fourth quarter of 1998. The Company has received assurances from a majority of the third parties with which it interacts that these third parties have addressed the year 2000 issues and is evaluating these assurances for their adequacy and accuracy. In cases where the Company has not received assurances from third parties, it is initiating further mail and/or phone inquiries. The Company relies heavily on third parties and is vulnerable to the failures of third parties to address their year 2000 issues. There can be no assurance given that the third parties will adequately address their issues.

                                  PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders

On February 12, 1999, definitive consent solicitation materials ("Consent Statement") were sent to shareholders of record on February 5, 1999 with respect to various proposals (the "Proposals") to restructure the Company from a closed-ended, finite life real investment trust ("REIT") to a publicly traded, open-ended, infinite-life operating REIT.

As of April 6, 1999 each of the Proposals was approved by shareholders holding more than 50% of the outstanding shares of the Company. As of April 12, 1999, the last day on which consent ballots could be submitted, the final tabulation for each of the Proposals was as set forth below (rounded to the nearest whole share; 3,790,936 total shares outstanding):

I. To authorize an amendment to the Company's Board of Trustees to immediately list the Company's Shares for trading on the American Stock Exchange.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,161,801 (57.03%)        434,708 (11.47%)  218,496 (5.76%)    975,931 (25.74%)

II. To authorize an amendment to the Company's Declaration that would clarify an ambiguity in the Declaration of Trust so as to confirm the Board of Trustees' authority to issue various types of debt and equity securities in addition to additional shares of beneficial interest which the Board of Trustees is currently authorized to issue.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,122,658 (56.00%)        458,005 (12.08%)  234,342 (6.18%)    975,931 (25.74%)

III. To authorize an amendment to the Declaration of Trust that would authorize the Company's Board of Trustees to incur per-manent debt up to an amount equal to 50% of the Company's Total Market Value (as defined in the Consent Statement) measured at the time debt is incurred and to incur additional debt under working capital line(s) of credit.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,059,709 (54.34%)        517,147 (13.64%)  238,149 (6.28%)    975,931 (25.74%)

IV. To authorize an amendment to the Declaration of Trust that would authorize the Company's Board of Trustees to reinvest proceeds from repayments and dispositions of the Company's assets.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,137,364 (56.39%)        451,630 (11.91%)  226,011 (5.96%)    975,931 (25.74%)

V. To authorize an amendment to the Declaration of Trust that would change the Company from a finite-life, closed-ended REIT to an open-ended, infinite-life REIT.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,119,398 (55.91%)        456,029 (12.03%)  239,578 (6.32%)    975,931 (25.74%)

VI. To authorize an amendment to the Declaration of Trust that would change the Company's investment policy as described in the Consent Statement.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,107,579 (55.60%)        471,514 (12.44%)  235,912 (6.22%)    975,931 (25.74%)

VII. To authorize an amendment to the Declaration of Trust that would require the consent of both a majority of the Board of Trustees and the holders of a majority of the Shares to terminate the Company.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,149,391 (56.70%)        441,564 (11.65%)  224,050 (5.91%)    975,931 (25.74%)

VIII. To authorize various conforming amendments to the Declaration of Trust to reflect the Company's new investment policy and other items discussed in the Consent Statement.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,135,107 (56.32%)        446,078 (11.77%)  233,820 (6.17%)    975,931 (25.74%)

IX.  To adopt an incentive share option plan.

                            REFUSE TO
CONSENT                     CONSENT           ABSTAIN            UNVOTED
-------                     -------           -------            -------
2,099,373 (55.38%)        472,983 (12.48%)  242,649 (6.40%)    975,931 (25.74%)

Item 5.  Other Information - None

Item 6.  Exhibits and Reports on Form 8-K

         (a) Exhibits

             3.4  (c) Second Amended and Restated Declaration of Trust, dated as of April 6, 1999 (filed herewith)

             27       Financial Data Schedule (filed herewith).

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


                        AMERICAN MORTGAGE INVESTORS TRUST
                                  (Registrant)


Date:  May 14, 1999

                       By: /s/ Stuart J. Boesky
                           --------------------
                           Stuart J. Boesky
                           Director and Senior Vice President


Date:  May 14, 1999

                       By: /s/ John B. Roche
                           --------------------
                           John B. Roche
                           Senior Vice President and
                           Chief Financial Officer


Date:  May 14, 1999

                       By: /s/ Richard A. Palermo
                           --------------------
                           Richard A. Palermo
                           Vice President, Treasurer, Controller
                           and Chief Accounting Officer