Form 10-Q
period 1999-06-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1999-08-16
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X} QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (Formerly American Mortgage Investors Trust)
             (Exact name of registrant as specified in its charter)

        Massachusetts                                       13-6972380
-------------------------------                         -------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)

625 Madison Avenue, New York, New York                            10022
--------------------------------------                          ----------
(Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212)421-5333

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                 Balance Sheets

                                                  ============     ============
                                                    June 30,       December 31,
                                                      1999             1998
                                                  ------------     ------------
                                                  (unaudited)
ASSETS
Investments in mortgage loans
  (Note 2)                                        $ 29,126,204     $ 45,965,488
Investments in GNMA Certificates
  (Note 3)                                           9,834,312       10,303,002
Note receivable (Note 4)                             1,900,000                0
Cash and cash equivalents                           18,808,669        2,953,125
Deferred costs (net of accumulated
  amortization of $50,000)                                   0            4,723
Accrued interest receivable                            380,576          766,702
Other assets                                             9,281                0
                                                  ------------     ------------
   Total assets                                   $ 60,059,042     $ 59,993,040
                                                  ============     ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and
   accrued expenses                               $     99,133     $     73,372
  Due to affiliates (Note 4)                           243,031        1,715,094
                                                  ------------     ------------
Total liabilities                                      342,164        1,788,466
                                                  ------------     ------------
Commitments and Contingencies
  (Note 5)
Shareholders' equity:
  Shares of beneficial interest;
   $.10 par value; 12,500,000
   shares authorized; 4,213,826
   and 4,172,790 shares issued
   and outstanding, respectively                       421,384          417,280
  Treasury shares of beneficial
   interest; $.10 par value; 374,583
   and 333,545 shares, respectively                    (37,459)         (33,355)
  Additional paid-in capital                        68,849,719       68,849,730
  Distributions in excess of net income             (9,477,831)     (11,191,614)
  Accumulated other comprehensive
   income                                              (38,935)         162,533
                                                  ------------     ------------
Total shareholders' equity                          59,716,878       58,204,574
                                                  ------------     ------------
  Total liabilities and
   shareholders' equity                           $ 60,059,042     $ 59,993,040
                                                  ============     ============

                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                              Statements of Income
                                   (Unaudited)

                                 Three Months Ended          Six Months Ended
                                       June 30,                  June 30,
                               -----------------------   -----------------------
                                  1999         1998         1999         1998
                               -----------------------   -----------------------
Revenues:
  Interest income:
   Mortgage loans
     (Note 2)                  $  470,627   $  802,370   $1,018,992   $1,648,069
   REMIC and
     GNMA
     Certificates
     (Note 3)                     196,898      230,184      396,544      463,569
   Note receivable                 26,860            0       26,860            0
   Cash  and cash
     equivalents                  262,386       27,196      358,914       51,619
  Other income
   (Note 2)                       200,190            0      200,190            0
                               ----------   ----------   ----------   ----------

   Total revenues               1,156,961    1,059,750    2,001,500    2,163,257
                               ----------   ----------   ----------   ----------

Expenses:
  General and
   administrative                 298,729      167,901      436,263      308,433
  Realized loss
   on sale of
   GNMA
   Certificates
   (Note 3)                           331          249          417          617
  Amortization                          0        2,500            0        5,000
  Organization
   costs                          348,413            0      348,413            0
                               ----------   ----------   ----------   ----------

   Total expenses                 647,473      170,650      785,093      314,050
                               ----------   ----------   ----------   ----------

Income before
  gain on
  repayment of
  mortgage loans                  509,488      889,100    1,216,407    1,849,207

Gain on repayment
  of mortgage
  loans (Note 2)                        0            0    3,273,202            0
                               ----------   ----------   ----------   ----------

   Net income                  $  509,488   $  889,100   $4,489,609   $1,849,207
                               ==========   ==========   ==========   ==========

   Basic net income
     per weighted
     average share             $      .13   $      .23   $     1.17   $      .48
                               ==========   ==========   ==========   ==========

                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                 Treasury Shares of
                                                Shares of Beneficial Interest    Beneficial Interest   Additional    Distributions
                                                -----------------------------   --------------------    Paid-in        in Excess
                                                   Shares            Amount       Shares    Amount      Capital      of Net Income
                                                -----------         ---------   ---------  ---------  ------------   -------------
Balance at January 1, 1999                        4,172,790         $ 417,280   (333,545)  $(33,355)  $ 68,849,730   $(11,191,614)

Comprehensive income:
Net income                                                0                 0          0          0              0      4,489,609

Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during
   the period
  Add: reclassification adjustment for losses
   included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest            41,036             4,104          0          0        629,833              0
Purchase of treasury shares                               0                 0    (41,038)    (4,104)      (629,844)             0
Distributions                                             0                 0          0          0              0     (2,775,826)
                                                  ---------         ----------  --------   --------   ------------   ------------

Balance at June 30, 1999                          4,213,826         $ 421,384   (374,583)  $(37,459)  $ 68,849,719   $ (9,477,831)
                                                  =========         =========   ========   ========   ============   ============

                                                                Accumulated
                                                                   Other
                                                Comprehensive  Comprehensive
                                                    Income     Income (Loss)      Total
                                                -------------  -------------  ------------
Balance at January 1, 1999                                      $   162,533   $ 58,204,574

Comprehensive income:
Net income                                       $ 4,489,609              0      4,489,609
                                                 -----------
Other comprehensive loss:
  Net unrealized loss on first mortgage bonds:
  Net unrealized holding loss arising during
   the period                                       (201,885)
  Add: reclassification adjustment for losses
   included in net income                                417
Other comprehensive loss                            (201,468)      (201,468)      (201,468)
                                                 -----------
Comprehensive income                             $ 4,288,141
                                                 ===========
Issuance of shares of beneficial interest                                 0        633,937
Purchase of treasury shares                                               0       (633,948)
Distributions                                                             0     (2,775,826)
                                                                -----------   ------------

Balance at June 30, 1999                                        $   (38,935)  $ 59,716,878
                                                                ===========   ============

See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                     ==========================
                                                          Six Months Ended
                                                              June 30,
                                                     --------------------------
                                                         1999           1998
                                                     --------------------------
Cash flows from operating activities:
  Net income                                         $ 4,489,609    $ 1,849,207
                                                     -----------    -----------
Adjustments to reconcile net income
  to net cash provided by
  operating activities
   Gain on repayment of mortgage
     loans                                            (3,273,202)             0
   Amortization expense -
     organization costs                                        0          5,000
   Amortization expense - loan
     premium and origination costs                       194,370        250,655
   Accretion of REMIC
     and GNMA discount                                   (11,652)       (20,808)
   Loss on sale of GNMA Certificates                         417            617
Changes in operating assets and liabilities:
  Increase in other assets                                (9,281)             0
  Decrease (increase) in accrued
   interest receivable                                   386,126       (197,873)
  (Decrease) increase in due to
   affiliates                                         (1,472,063)       252,599
  Increase in accounts payable and
  accrued expenses                                        25,761         13,425
                                                     -----------    -----------
   Total adjustments                                  (4,159,524)       303,615
                                                     -----------    -----------
  Net cash provided by
   operating activities                                  330,085      2,152,822
                                                     -----------    -----------

                                                                     (continued)

                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (continued)
                                   (Unaudited)

                                                   ============================
                                                         Six Months Ended
                                                             June 30,
                                                   ----------------------------
                                                        1999            1998
                                                   ----------------------------
Cash flows from investing activities:
  Increase in investment in
   mortgage loans                                      (829,204)              0
  Proceeds from repayments of
   mortgage loans                                    20,752,045         132,784
  Increase in note receivable                        (1,900,000)              0
  Principal repayments of GNMA
   Certificates                                         278,455         145,511
  Principal repayments of REMIC
   Certificates                                               0         806,972
                                                   ------------     -----------
  Net cash provided by
    investing activities                             18,301,296       1,085,267
                                                   ------------     -----------

Cash flows from financing activities:
  Distributions to shareholders                      (2,775,826)     (2,775,826)
  Proceeds from issuance of shares
   of beneficial interest                               633,937         681,009
  Purchase of treasury shares                          (633,948)       (680,995)
                                                   ------------     -----------
  Net cash used in financing
   activities                                        (2,775,837)     (2,775,812)
                                                   ------------     -----------
Net increase in cash and
  cash equivalents                                   15,855,544         462,277
Cash and cash equivalents at
  the beginning of the period                         2,953,125       1,840,715
                                                   ------------     -----------
Cash and cash equivalents at
  the end of the period                            $ 18,808,669     $ 2,302,992
                                                   ============     ===========

Supplemental schedule of non-cash
  investing activities:
Decrease in deferred costs                         $      4,723     $         0
Increase in investments in
  mortgage loans                                         (4,723)              0
                                                   ------------     -----------
                                                   $          0     $         0
                                                   ============     ===========

                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 1 - General

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company operates in one segment, investment in mortgages or mortgage-backed securities.

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

As a result of the adoption of the Proposals, the Company was liable for the transaction expenses. Such expenses amounted to approximately $348,000 and are classified as organization costs in the accompanying statements of income.

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC".

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

The Company's new business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to the new venture with Fannie Mae, and
3) acquisition of subordinated interests in commercial mortgage-backed securities.

The unaudited financial statements have been prepared on the same basis as the audited financial statements included in the Company's Form 10-K for the year ended December 31, 1998. In the opinion of the Advisor, the accompanying unaudited financial statements contain all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999, the results of its operations for the three and six months ended June 30, 1999 and 1998 and its cash flows for the six months ended June 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company was required to redeem eligible shares presented for redemption for cash to the extent it had sufficient net proceeds from the sale of shares under the Reinvestment Plan. As a result of the adoption of the Proposals, the Company's Reinvestment Plan and Redemption Plan have been terminated, effective with the distribution for the quarter ended March 31, 1999.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

The final reinvestment of shares occurred on May 15, 1999. The final redemption of shares occurred on May 24, 1999.

Basic net income per weighted average share equals net income for the period, divided by the weighted average number of shares outstanding for the period. The weighted average number of shares outstanding for the three and six months ended June 30, 1999 and 1998 were 3,841,699 and 3,840,656 and 3,845,287 and 3,844,835, respectively.

Certain prior year amounts have been reclassified to conform with current year presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of June 30, 1999 and December 31, 1998 is as follows:

                                                                                                               Accum
                       Date of                                                                                -ulated
                       Invest-                                                                                 Amor-
                        ment/                         Amounts Advanced                                       tization-
                        Final    Interest   -------------------------------------      Out-                  Additional
                        Matu     Rate on                                Total        standing      Origi-    Loans and   Balance at
              Descrip   -rity    Mortgage     Mortgage   Additional     Amounts        Loan        nation     Origina-      June
Property       -ion     Date     Loan (A)      Loans     Loans (B)     Advanced       Balance      Costs     tion Costs   30, 1999
--------      -------  -------   --------   -----------  ----------   -----------   -----------  ----------  ----------  -----------
The Cove      308       12/93     7.625%-   $ 6,800,000  $  840,500   $ 7,640,500   $         0  $        0  $        0  $         0
Apts          Apt       1/29      9.129%
Houston, TX   Units               (C)
(J)

Oxford on     405       12/93     7.625%-     9,350,000   1,156,000    10,506,000             0           0           0            0
Greenridge    Apt       1/29      9.129%
Apts          Units               (C)
Houston,
TX (J)

Town &        330       4/94     7.375%-      9,348,000   1,039,000    10,387,000    10,037,176     603,895     604,616   10,036,455
Country IV    Apt       5/29     9.167%
Apts          Units     (D)      (E) (F)
Urbana, IL

Columbiana    204       4/94     (H)          9,106,099     563,000     9,669,099     9,605,714     537,558     367,450    9,775,822
Lakes Apts.   Apt       11/35
Columbia,     Units     (G)
SC

Stony Brook   125       12/95    7.75%-       8,500,000     763,909     9,263,909     9,196,211     413,492     295,776    9,313,927
Village II    Apt       6/37     9.128%
Apts          Units     (G)      (I)
East Haven,
CT

                                            ----------------------------------------------------------------------------------------
Total                                       $43,104,099  $4,362,409   $47,466,508   $28,839,101  $1,554,945  $1,267,842  $29,126,204
                                            ========================================================================================




                         Interest
                           Earned     Less
              Balance      by the     1999        Net
              December    Company     Amor-     Interest
Property    31, 1998(K)   for 1999   tization    Earned
--------    -----------  ----------  --------   --------
The Cove    $ 7,343,073  $  117,242  $ 16,789    $  100,453
Apts
Houston, TX
(J)

Oxford on    10,096,915     155,267    23,090       132,177
Greenridge
Apts
Houston,
TX (J)

Town &       10,134,960     156,299    58,015        98,284
Country IV
Apts
Urbana, IL

Columbiana    9,014,698     404,228    52,480       351,748
Lakes Apts.
Columbia,
SC

Stony Brook   9,375,842     380,326    43,996       336,330
Village II
Apts
East Haven,
CT

            -----------------------------------------------
Total       $45,965,488  $1,213,362  $194,370    $1,018,992
            ===============================================

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

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

The Town and Country mortgage loan is considered an impaired loan, as it has not performed in accordance with the contractual terms of the loan agreement. No allowance for loan losses has been provided for this loan.

On April 29, 1999, the Company made its final advance, in the amount of $829,204, on the Columbiana Originated Mortgage. At the time of the final advance, construction loan extension fees in the amount of $195,958 were received by the Company and $122,418, were waived. The fees received are classified as other income in the accompanying statements of operations.

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

(F) The operations of Town and Country have not been able to support the payment of Additional Interest which amounted to $329,718. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998, the first quarter of 1999 and the second quarter of 1999 in the amounts of $83,628, $164,866, and $81,224, respectively.

(G) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(H) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the current period. As a result, the Additional Interest which had been reversed from interest income in previous quarters was recorded as interest income in the second quarter of 1999.

(I) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(J) On March 1, 1999 the outstanding debt due to the Company was fully repaid (see above).

(K) Aggregate cost for federal income tax purposes is $47,121,296.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates

Information relating to investments in GNMA Certificates as of June 30, 1999 and December 31, 1998 is as follows:

                                                                                                            Accum-
                                               Date                  Original                               ulated
                                             Purchased               Purchase                               Amorti-    Loan Origi-
                                               /Final     Stated      Price       Principal    (Discount)   zation    nation Costs
                              Certificate     Payment    Interest   Including       at June     at June      June        at June
Seller                          Number         Date        Rate     (Discount)     30, 1999    30, 1999    30, 1999     30, 1999
------                        -----------    --------    --------  -------------  ----------  ----------  -----------   ---------
GNMA Certificates

Bear Stearns                   0355540       7/27/94      7.125%    $ 2,407,102   $2,554,502  $(236,291)  $   98,200   $   79,030
                                             3/15/29

Malone Mortgage                0382486       7/28/94      8.500%      2,197,130    2,148,026     (8,055)       3,494       72,954
                                             8/15/29

Goldman Sachs                  0328502       7/29/94      8.250%      3,928,615    3,594,623     (3,368)       1,590      122,430
                                             7/15/29

SunCoast Capital Group, Ltd.   G22412        6/23/97      7.000%      1,981,566    1,451,404     (9,525)       4,233            0
                                             4/20/27
                                                                    --------------------------------------------------------------
Total                                                               $10,514,413  $9,748,555  $(257,239)  $  107,517    $  274,414
                                                                    ==============================================================

                                Unreal-
                                 ized                                Interest
                                 Gain/                                Earned
                                (Loss)      Balance at  Balance at    by the                    Net
                                at June        June       December    Company       1999      Interest
Seller                         30, 1999      30, 1999    31, 1998    for 1999     Accretion    Earned
------                        -----------   ----------- -----------  ----------  ----------  ----------
GNMA Certificates

Bear Stearns                  $    13,162   $2,508,603  $ 2,589,414  $   91,178  $   10,007  $  101,185


Malone Mortgage                        74    2,216,493    2,252,798      91,420         356      91,776


Goldman Sachs                     (39,773)   3,675,502    3,761,846     148,988         163     149,151


SunCoast Capital Group, Ltd.      (12,398)   1,433,714    1,698,944      53,306       1,126      54,432

                              -------------------------------------------------------------------------
Total                         $   (38,935)  $9,834,312  $10,303,002  $  384,892  $   11,652  $  396,544
                              =========================================================================

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 1999
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at June 30, 1999 and December 31, 1998 were as follows:

                                                   June 30,        December 31,
                                                      1999             1998
                                                  -----------      -----------
Amortized cost                                    $ 9,873,247      $10,140,469
Gross unrealized gain (loss)                          (38,935)         162,533
                                                  -----------      -----------

Fair Value                                        $ 9,834,312      $10,303,002
                                                  ===========      ===========

For the six months ended June 30, 1999, there were gains and losses of $1,188 and $1,605, respectively, (including acquisition fees and expenses) on principal repayments of GNMAs.

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

As a result of the adoption of the Proposals (see Note 1), the Board of Trustees intends to amend the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) provide that with respect to the first $100 million of new mortgage investments acquired by the Company, the Company will initially pay to the Advisor origination points with the Company thereafter receiving all origination points; (c) modify the annual asset management fee payable to the Advisor; as set forth below and (d) include an annual incentive fee payable to the Advisor. Such changes would reduce the annual asset management fee payable with respect to newly acquired investments which are authorized under the Company's current investment policy from the current asset management fee of
 .625% to .355%. The asset management fee for certain (i) investment grade invest-ments will be .355%, (ii) for certain non-investment grade investments will be
 .750%, (iii) for unrated investments will be 1.000% and (iv) for investments held prior to the adoption of the Proposals will be .625%.

The costs incurred to related parties for the three and six months ended June 30, 1999 and 1998 were as follows:

                                  Three Months Ended         Six Months Ended
                                        June 30,                  June 30,
                                 ---------------------     ---------------------
                                   1999         1998         1999         1998
                                 --------     --------     --------     --------
Expense reimburse-
  ment                           $ 45,105     $ 47,625     $ 76,493     $ 68,085
Asset management
  fees                             63,349       91,826      142,103      181,789
Incentive management
  fee                              99,661            0       99,661            0
                                 --------     --------     --------     --------

                                 $208,115     $139,451     $318,257     $249,874
                                 ========     ========     ========     ========

Asset management fees and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $240,000 and $1,327,000 were accrued and unpaid at June 30, 1999 and December 31, 1998, respectively.

On May 19, 1999, the Company made a loan to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bears interest at 12% which is payable, along with the principal, at maturity on September 15, 1999. The note is secured by all of the membership interest in the Borrower, is guaranteed by Related Capital Company and may be prepaid in whole or in part at any time.

Note 5 - Subsequent Events

On August 13, 1999, distributions of $1,370,448 and $17,464 were paid to the Investors and the Advisor, respectively, representing the 1999 second quarter distribution. The distributions were funded from cash collections of debt service payments.

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

As a result of the adoption of the Proposals, the Company was liable for the transaction expenses. Such expenses amounted to approximately $348,000 and are classified as organization costs in the accompanying statements of income.

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC".

The Company's new business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to the new venture with Fannie Mae, and
3) acquisition of subordinated interests in commercial mortgage-backed securities.

As a result of the adoption of the Proposals, the Board of Trustees intends to amend the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) provide that with respect to the first $100 million of new mortgage investments acquired by the Company, the Company will initially pay to the Advisor origination points with the Company thereafter receiving all origination points; (c) modify the annual asset management fee payable to the Advisor; as set forth below and (d) include an annual incentive fee payable to the Advisor. Such changes would reduce the annual asset management fee payable with respect to newly acquired investments which are authorized under the Company's current investment policy from the current asset management fee of .625% to .355%. The asset management fee for certain (i) investment grade investments will be .355%,
(ii) for certain non-investment grade investments will be .750%, (iii) for unrated investments will be 1.000% and (iv) for investments held prior to the adoption of the Proposals will be .625%. The effect of these four changes would be to make such fees comparable to fees paid by other publicly traded, open-ended infinite-life REITs with investment strategies similar to the Company's new investment strategy.

During the six months ended June 30, 1999, cash and cash equivalents increased approximately $15,856,000 primarily due to cash provided by operating activities ($330,000) and principal repayments of mortgage loans and GNMA Certificates ($21,031,000) which exceeded distributions to shareholders ($2,776,000), an increase in note receivable ($1,900,000) and an increase in investment in mortgage loans ($829,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on repayment of mortgage loans ($3,273,000) and net amortization ($183,000).

Net unrealized losses on REMIC and GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $38,935 at June 30, 1999. This represents a decrease of $201,468 in the unrealized gain for the six months ended June 30, 1999, of which a decrease of $5,313 is attributable to the sale of securities (which resulted in a net realized loss of $417) and a decrease of $196,155 is attributable to a decrease in market prices for the investments held at June 30, 1999 and December 31, 1998. As of August 11, 1999, the net unrealized loss was approximately $265,140.

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

The yield on the mortgage loans will depend, in part, on when, and if, the Company disposes of the mortgage loans prior to maturity or the obligor fully repays the outstanding debt. The mortgage loans have fixed interest rates, the base amount of which is insured by HUD, resulting in a minimal amount of interest rate risk. The effects of prepayment on yield is greater the earlier a prepayment of principal is received. Due to the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effects of future events upon the yield to maturity or the market value of the mortgage loans upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the current mortgage loan rates. As described below, two mortgage loans were repaid and the Company is still in the process of reinvesting the proceeds of such repaid mortgage loans.

The operations of Town and Country have not been able to support the payment of Additional Interest which amounted to $329,718. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998, the first quarter of

1999 and the second quarter of 1999 in the amounts of $83,628, $164,866, and $81,224, respectively.

The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses in the foreseeable future.

Pursuant to the Redemption Plan which became effective November 30, 1994, the Company was required to redeem eligible shares presented for redemption for cash to the extent it had sufficient net proceeds from the sale of shares under the Reinvestment Plan. As a result of the adoption of the Proposals, the Company's Reinvestment Plan and Redemption Plan have been terminated, effective with the distribution for the quarter ended March 31, 1999. The final reinvestment of shares occurred on May 15, 1999. The final redemption of shares occurred on May 24, 1999.

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

The Company anticipates that it will re-deploy the proceeds from the repayment of the Cove and Oxford debt into additional FHA insured/co-insured mortgage loans or other investments contemplated by the Company's new business plan.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

The net income for the three and six months ended June 30, 1999 and 1998 was $509,488 and $889,100 and $4,489,609 and $1,849,207, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the six months ended June 30, 1999 and 1998.

Interest income from mortgage loans decreased approximately $332,000 and $629,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to the reversal of Additional Interest in 1999 relating to Town and Country, the repayment of the Cove and Oxford mortgage loans on March 1, 1999 and the receipt of cash flow interest in 1998 from Oxford.

Interest income from REMIC and GNMA Certificates decreased approximately $33,000 and $67,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to the repayment of one of the REMICs in October 1998 and a decrease in the balances of the GNMA Certificates due to principal payments received since June 30, 1998.

Interest income from note receivable in the amount of approximately $27,000 was recorded for the three and six months ended June 30, 1999 relating to a loan in May 1999.

Interest income from cash and cash equivalents increased approximately $235,000 and $307,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to proceeds from the repayment of the Cove and Oxford mortgage loans on March 1, 1999 which were temporarily invested in 1999.

Other income in the amount of approximately $200,000 was recorded for the three and six months ended June 30, 1999 relating primarily to the receipt of construction loan extension fees with respect to Columbiana mortgage loan.

General and administrative expenses increased approximately $131,000 and $128,000 for the three and six months ended June 30, 1999 as compared to 1998 primarily due to an incentive fee payable to the Advisor and an increase in the estimate for accounting and printing expenses in the second quarter of 1999 due to the restructuring of the Company.

Distribution Policy

Beginning in 1998, the Company's distribution policy calls for quarterly distributions which more closely reflect collections of interest payments and regularly scheduled principal amortization.

Of the total distributions of $2,775,826 for both the six months ended June 30, 1999 and 1998, $0 and $926,619 ($.24 per share or 33%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 1999, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,183,023. The portion of the distributions which constituted a return of capital was significant during the acquisition stage in order to maintain level distributions to shareholders.

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

      A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about May 1, 1999. Such meeting was held on June 16, 1999. Peter T. Allen, Arthur P. Fisch and J. Michael Fried were reelected as trustees (2,051,030 shares voted for reelection and 55,693 shares voted against reelection).

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.4(c) Second Amended and Restated Declaration of Trust, dated as of April 6, 1999 (incorporated by reference to Exhibit 3.4(c) in the Company's March 31, 1999 Quarterly Report on Form 10-Q)

            27      Financial Data Schedule (filed herewith).

      (b)   Reports on Form 8-K

            Current report on Form 8-K relating to the repayment of the Cove and Oxford mortgage loans was dated March 1, 1999 and was filed on March 15, 1999.

            Current Report Form 8-K relating to the approval of the Proposals and the approval for listing on the American Stock Exchange was dated April 6, 1999 and was filed on April 14, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: August 13, 1999

                          By: /s/ Stuart J. Boesky
                              ----------------------------------------
                              Stuart J. Boesky
                              President and Chief Operating Officer


Date: August 13, 1999

                          By: /s/ John B. Roche
                              ----------------------------------------
                              John B. Roche
                              Senior Vice President and
                              Chief Financial Officer


Date: August 13, 1999

                          By: /s/ Richard A. Palermo
                              ----------------------------------------
                              Richard A. Palermo
                              Vice President, Treasurer, Controller
                              and Chief Accounting Officer