Form 10-Q
period 1999-09-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 1999-11-15
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (Formerly American Mortgage Investors Trust)
             ------------------------------------------------------
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

Item 1.  Financial Statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                 Balance Sheets
                                   (Unaudited)

                                                                               =============        ============
                                                                               September 30,        December 31,
                                                                                    1999                1998
                                                                               -------------        ------------
ASSETS
Investments in mortgage loans                                                  $  29,009,478       $  45,965,488
Investments in GNMA certificates-
  available for sale                                                               9,676,340          10,303,002
Investment in subordinated commercial
  mortgage-backed security-trading                                                35,623,708                   0
Receivable from broker                                                            38,933,730                   0
Cash and cash equivalents                                                         20,183,836           2,953,125
Deferred costs (net of accumulated
  amortization of $50,000)                                                            27,113               4,723
Accrued interest receivable                                                          400,525             766,702
Other assets                                                                         113,853                   0
                                                                               -------------       -------------
Total assets                                                                   $ 133,968,583       $  59,993,040
                                                                               =============       =============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
  Accounts payable and accrued expenses                                        $     140,166       $      73,372
  Due to Advisor and affiliates                                                      226,854           1,715,094
  Payable for subordinated commercial
    mortgage-backed security purchased                                            35,622,358                   0
  Accrued interest payable                                                           841,626                   0
  Distributions payable                                                            1,391,503                   0
  Government security sold short                                                  38,193,276                   0
                                                                               -------------       -------------
Total liabilities                                                                 76,415,783           1,788,466
                                                                               -------------       -------------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 12,500,000 shares authorized; 4,213,826 issued and 3,838,630 outstanding, and 4,172,790 issued and 3,839,245 outstanding in 1999 and 1998,
    respectively                                                                     421,383             417,280
  Treasury shares of beneficial interest;
    375,196 and 333,545 shares in 1999 and
    1998, respectively                                                               (37,520)            (33,355)
  Additional paid-in capital                                                      68,840,500          68,849,730
  Distributions in excess of net income                                          (11,560,157)        (11,191,614)
  Accumulated other comprehensive income (loss)                                     (111,406)            162,533
                                                                               -------------       -------------
Total shareholders' equity                                                        57,552,800          58,204,574
                                                                               -------------       -------------
Total liabilities and shareholders' equity                                     $ 133,968,583       $  59,993,040
                                                                               =============       =============

                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                              Statements of Income
                                   (Unaudited)

                                    =============================     =============================
                                         Three Months Ended                Nine Months Ended
                                            September 30,                     September 30,
                                    -----------------------------     -----------------------------
                                       1999              1998            1999              1998
                                    -----------------------------     -----------------------------
Revenues:
  Interest income:
    Mortgage loans                  $   465,994       $   787,949     $ 1,484,986       $ 2,436,018
    REMIC and GNMA
      certificates                      195,315           217,714         591,859           681,283
    Subordinated commercial
      mortgage-backed
      security                           10,187                 0          10,187                 0
    Note receivable                      58,926                 0          85,786                 0
    Cash  and cash equivalents          221,459            31,336         580,373            82,955
  Other income                           19,000                 0         219,190                 0
                                    -----------       -----------     -----------       -----------

    Total revenues                      970,881         1,036,999       2,972,381         3,200,256
                                    -----------       -----------     -----------       -----------

Expenses:
  Interest                                6,061                 0           6,061                 0
  General and administrative            250,841           186,345         687,104           494,778
  Amortization                                0                 0               0             5,000
  Organization costs                     16,405                 0         364,818                 0
                                    -----------       -----------     -----------       -----------

    Total expenses                      273,307           186,345       1,057,983           499,778
                                    -----------       -----------     -----------       -----------

Other gain (loss):

  Realized gain (loss) on sale
   of GNMA certificates                    (485)            7,265            (902)            6,648

  Gain on repayment of
    mortgage loans                            0                 0       3,273,202                 0
                                    -----------       -----------     -----------       -----------

  Total other gain (loss)                  (485)            7,265       3,272,300             6,648
                                    -----------       -----------     -----------       -----------

  Net income                        $   697,089       $   857,919     $ 5,186,698       $ 2,707,126
                                    ===========       ===========     ===========       ===========

  Net income per share
    (basic and diluted)             $       .18       $       .22     $      1.35       $       .70
                                    ===========       ===========     ===========       ===========

  Weighted average
    shares outstanding
    (basic and diluted)               3,838,630         3,845,453       3,843,044         3,845,043
                                    ===========       ===========     ===========       ===========

                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                         Treasury Shares of
                                         Shares of Beneficial Interest   Beneficial Interest       Additional
                                         -----------------------------   -------------------        Paid-in
                                              Shares       Amount        Shares       Amount        Capital
                                              ------       ------        ------       ------        -------
Balance at January 1, 1999                   4,172,790    $ 417,280     (333,545)    $(33,355)    $68,849,730

Comprehensive income:
Net income                                           0            0            0            0               0
Other comprehensive loss:
  Net unrealized loss on first
    mortgage bonds:
  Net unrealized holding loss
    arising during the period
  Add: reclassification adjustment
    for losses included in net income
Other comprehensive loss
Comprehensive income
Issuance of shares of beneficial
  interest                                      41,036        4,103            0            0         629,834
Purchase of treasury shares                          0            0      (41,651)      (4,165)       (639,064)
Distributions                                        0            0            0            0               0
                                             ---------    ---------     --------     --------     -----------
Balance at September 30, 1999                4,213,826    $ 421,383     (375,196)    $(37,520)    $68,840,500
                                             =========    =========     ========     ========     ===========

                                                                        Accumulated
                                         Distributions                      Other
                                           in Excess     Comprehensive  Comprehensive
                                         of Net Income       Income      Income (Loss)     Total
                                         -------------   -------------  -------------    -----------
Balance at January 1, 1999                $(11,191,614)                   $  162,533     $58,204,574

Comprehensive income:
Net income                                   5,186,698     $5,186,698              0       5,186,698
Other comprehensive loss:
  Net unrealized loss on first
    mortgage bonds:
  Net unrealized holding loss
    arising during the period                                (274,841)
  Add: reclassification adjustment
    for losses included in net income                             902
                                                           ----------
Other comprehensive loss                                     (273,939)      (273,939)       (273,939)
Comprehensive income                                       $4,912,759
                                                           ==========
Issuance of shares of beneficial
  interest                                           0                             0         633,937
Purchase of treasury shares                          0                             0        (643,229)
Distributions                               (5,555,241)                            0      (5,555,241)
                                          ------------                    ----------     -----------
Balance at September 30, 1999             $(11,560,157)                   $ (111,406)    $57,552,800
                                          ============                    ==========     ===========

See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                          ===============================
                                                                 Nine Months Ended
                                                                   September 30,
                                                          -------------------------------
                                                              1999               1998
                                                          ------------       ------------
Cash flows from operating activities:
  Net income                                              $  5,186,698       $  2,707,126
                                                          ------------       ------------
Adjustments to reconcile net income to net cash
  provided by operating activities
    Gain on repayment of mortgage loans                     (3,273,202)                 0
    Amortization expense - organization costs                        0              5,000
    Amortization expense - loan premium and
      origination costs                                        271,936            376,082
    Accretion of REMIC and GNMA discount                       (17,414)           (20,298)
    Accretion of discount on subordinated commercial
      mortgage-backed security                                  (1,350)                 0
    Gain on sale of REMIC Certificates                               0             (7,560)
    Loss on sale of GNMA Certificates                              902                912

Changes in operating assets and liabilities:
  Investment in subordinated commercial
    mortgage-backed security                               (35,622,358)                 0
  Receivable from broker                                   (38,933,730)                 0
  Accrued interest receivable                                  366,177           (257,228)
  Other assets                                                (113,853)                 0
  Due to Advisor and affiliates                             (1,488,240)           399,792
  Accounts payable and accrued expenses                         66,794             22,387
  Accrued interest payable                                     841,626                  0
  Government security sold short                            38,193,276                  0
  Payable for subordinated commercial
    mortgage-backed security purchased                      35,622,358                  0
                                                          ------------       ------------
      Total adjustments                                     (4,087,078)           519,087
                                                          ------------       ------------
  Net cash provided by operating activities                  1,099,620          3,226,213
                                                          ------------       ------------

Cash flows from investing activities:
  Increase in investment in mortgage loans                    (829,204)                 0
  Proceeds from repayments of mortgage loans                20,791,203            202,608
  Increase in notes receivable                              (1,900,000)                 0
  Repayment of notes receivable                              1,900,000                  0
  Increase in deferred costs                                   (27,113)                 0
  Principal repayments of GNMA Certificates                    369,235            233,583
  Principal repayments of REMIC Certificates                         0          1,386,745
                                                          ------------       ------------
  Net cash provided by investing activities                 20,304,121          1,822,936
                                                          ------------       ------------

Cash flows from financing activities:
  Distributions paid to shareholders                        (4,163,738)        (4,163,738)
  Proceeds from issuance of shares of beneficial
    interest                                                   633,937          1,013,799
  Purchase of treasury shares                                 (643,229)        (1,013,777)
                                                          ------------       ------------
  Net cash used in financing activities                     (4,173,030)        (4,163,716)
                                                          ------------       ------------
Net increase in cash and cash equivalents                   17,230,711            885,433
Cash and cash equivalents at the beginning
  of the period                                              2,953,125          1,840,715
                                                          ------------       ------------
Cash and cash equivalents at the end
  of the period                                           $ 20,183,836       $  2,726,148
                                                          ============       ============

                See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (continued)
                                  (Unaudited)

                                                                           =============================
                                                                                 Nine Months Ended
                                                                                    September 30,
                                                                           -----------------------------
                                                                               1999              1998
                                                                           -----------       -----------
Supplemental schedule of non-cash investing and financing activities:
Decrease in deferred costs                                                 $     4,723       $         0
Increase in investments in mortgage loans                                       (4,723)                0
                                                                           -----------       -----------

                                                                           $         0       $         0
                                                                           ===========       ===========

Distributions to shareholders declared                                     $(5,555,241)      $(4,163,738)

Increase in distributions payable
     to shareholders                                                         1,391,503                 0
                                                                           -----------       -----------

Distributions paid to shareholders                                         $(4,163,738)      $(4,163,738)
                                                                           ===========       ===========

                See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                         Notes to Financial Statements
                               September 30, 1999
                                  (Unaudited)

Note 1 - General

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended. The Company is organized and operates as one business segment, investment in mortgages and mortgage-backed securities.

On April 6, 1999, the Company received the necessary consent from its shareholders to approve proposals (the "Proposals") to, among other things, restructure the Company from a closed-ended, finite-life REIT to a publicly traded, open-ended, infinite-life operating REIT. In addition to restructuring the Company, the Proposals, among other matters, permit the Company to modify its investment objectives, to incur a specified amount of indebtedness and to list the Company's shares on a national exchange.

As a result of the adoption of the Proposals, the Company was liable for the transaction expenses. Such expenses amounted to approximately $365,000 and are classified as organization costs in the accompanying statements of income.

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC".

The Company's new business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Fannie Mae, and 3) acquisition of subordinated interests in commercial mortgage-backed securities.

The current composition of the Company's investment portfolio reflects the recent change in the Company's business plan and is not comparable to its investment portfolio prior to April 1999. Furthermore, the Company is still in the process of implementing its new business plan and, therefore, the current portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

The Company is governed by a board of trustees comprised of two independent trustees and one trustee who is affiliated with Related Capital Company ("Related"). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs.

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999, the results of its operations for the three and nine months ended September 30, 1999 and 1998 and its cash flows for the nine months ended September 30, 1999 and 1998. However, the operating results for the interim periods may not be indicative of the results for the full year.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                         Notes to Financial Statements
                               September 30, 1999
                                  (Unaudited)

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

Certain prior year amounts have been reclassified to conform with current year presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of September 30, 1999 and December 31, 1998 is as follows:

                                                                                                                       Accum
                        Date of                                                                                       -ulated
                        Invest-                                                                                         Amor-
                         ment/                          Amounts Advanced                                              tization -
                         Final   Interest     ------------------------------------         Out-                      Additional
                         Matu    Rate on                                    Total        standing       Origi-        Loans and
               Descrip   -rity   Mortgage     Mortgage      Additional     Amounts         Loan         nation         Origina-
Property        -tion    Date    Loan (A)      Loans         Loans (B)     Advanced       Balance        Costs        tion Costs
--------       -------  ------   --------     --------      ----------     --------       -------       ------        ----------
The Cove       308      12/93    7.625%-    $ 6,800,000    $   840,500   $ 7,640,500    $         0    $         0    $         0
Apts           Apt      1/29     9.129%
Houston, TX    Units             (C)
(J)

Oxford on      405      12/93    7.625%-      9,350,000      1,156,000    10,506,000              0              0              0
Greenridge     Apt.     1/29     9.129%
Apts           Units             (C)
Houston, TX
(J)

Town &         330      4/94     7.375%-      9,348,000      1,039,000    10,387,000     10,016,366        603,895        633,608
Country IV     Apt.     5/29     9.167%
Apts           Units    (D)      (E)(F)
Urbana, IL

Columbiana     204      4/94     (H)          9,106,099        563,000     9,669,099      9,593,491        537,558        394,030
Lakes Apts     Apt.     11/35
Columbia,      Units    (G)
SC

Stony Brook    125      12/95    7.75%-       8,500,000        763,909     9,263,909      9,190,083        413,492        317,769
Village II     Apt.     6/37     9.128%
Apts           Units    (G)      (I)
East Haven,
CT
                                            -------------------------------------------------------------------------------------
Total                                       $43,104,099    $ 4,362,409   $47,466,508    $28,799,940    $ 1,554,945    $ 1,345,407
                                            =====================================================================================

                                              Interest
                                               Earned         Less
                 Balance at   Balance at       by the         1999         Net
                  September    December       Company         Amor-      Interest
Property          30, 1999    31, 1998(K)     for 1999       tization     Earned
--------         ----------   -----------     --------       --------    --------
The Cove       $         0    $ 7,343,073    $   117,242   $    16,789 $   100,453
Apts
Houston, TX
(J)

Oxford on                0     10,096,915        155,267        23,090     132,177
Greenridge
Apts
Houston, TX
(J)

Town &           9,986,653     10,134,960        316,332        87,008     229,324
Country IV
Apts
Urbana, IL

Columbiana       9,737,019      9,014,698        597,412        79,060     518,352
Lakes Apts
Columbia,
SC

Stony Brook      9,285,806      9,375,842        570,667        65,987     504,680
Village II
Apts
East Haven,
CT
               -------------------------------------------------------------------
Total          $29,009,478    $45,965,488    $ 1,756,920   $   271,934 $ 1,484,986
               ===================================================================

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

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

On April 29, 1999, the Company made its final advance, in the amount of $829,204, on the Columbiana Originated Mortgage. At the time of the final advance, construction loan extension fees in the amount of $195,958 were received by the Company and $122,418 were waived. The fees received are classified as other income in the accompanying statements of operations.

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

(F) The operations of Town and Country have not been able to support the payment of Additional Interest which amounted to $370,863 at September 30, 1999. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans. The amount of accrued interest income reversed during the three and nine months ended September 30, 1999 and 1998 was $41,145 and $0 and $287,235 and $0, respectively.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

(G) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(H) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the second quarter. As a result, the Additional Interest which had been reversed from interest income in previous quarters was recorded as interest income in the second quarter of 1999.

(I) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(J) On March 1, 1999 the outstanding debt due to the Company was fully repaid (see above).

(K) Aggregate cost for federal income tax purposes is $47,121,296.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA Certificates as of September 30, 1999 and December 31, 1998 is as follows:

                                          Date Pur-
                                           chased                 Original                                  Accumulated
                                           /Final      Stated  Purchase Price  Principal at  (Discount) at  Amortization
                              Certificate  Payment    Interest   Including       September     September    at September
Seller                        Number        Date        Rate     (Discount)      30, 1999       30, 1999      30, 1999
------                        ------        ----        ----     ----------      --------       --------      --------
GNMA Certificates

Bear Stearns                  0355540      7/27/94     7.125%   $ 2,407,102     $2,548,512     $(235,737)     $  102,954
                                           3/15/29

Malone Mortgage               0382486      7/28/94     8.500%     2,197,130      2,144,349        (8,041)          3,666
                                           8/15/29

Goldman Sachs                 0328502      7/29/94     8.250%     3,928,615      3,573,406        (3,348)          1,661
                                           7/15/29

SunCoast Capital Group, Ltd.  G22412       6/23/97     7.000%     1,981,566      1,391,509        (9,132)          4,566
                                           4/20/27
                                                                ----------------------------------------------------------
Total                                                           $10,514,413     $9,657,776     $(256,258)     $  112,847
                                                                ==========================================================

                                                 Unrealized                                 Interest
                               Loan Origination    Loss at     Balance at    Balance at       Earned                    Net
                              Costs at September  September    September      December    by the Company    1999      Interest
Seller                            30, 1999        30, 1999      30, 1999      31, 1998       for 1999     Accretion    Earned
------                            --------        --------      --------      --------       --------     ---------    ------
GNMA Certificates

Bear Stearns                    $    78,845      $ (15,945)    $2,478,629    $ 2,589,414     $136,609      $14,993    $151,602


Malone Mortgage                      72,829        (12,166)     2,200,637      2,252,798      137,012          533     137,545


Goldman Sachs                       121,707        (59,160)     3,634,266      3,761,846      222,836          243     223,079


SunCoast Capital Group, Ltd.              0        (24,135)     1,362,808      1,698,944       77,989        1,644      79,633

                              ------------------------------------------------------------------------------------------------
Total                           $   273,381      $(111,406)    $9,676,340    $10,303,002     $574,446      $17,413    $591,859
                              ================================================================================================

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at September 30, 1999 and December 31, 1998 were as follows:

                                              September 30,         December 31,
                                                  1999                 1998
                                              -------------         ------------

Amortized cost                                 $ 9,787,746          $10,140,469
Gross unrealized gain (loss)                      (111,406)             162,533
                                               -----------          -----------
Fair Value                                     $ 9,676,340          $10,303,002
                                               ===========          ===========

For the nine months ended September 30, 1999, there were gains and losses of $1,532 and $2,434, respectively, (including acquisition fees and expenses) on principal repayments of GNMAs.

Note 4 - Investment in Subordinated Commercial Mortgage-Backed Security-Trading and Short Sales

On September 30, 1999, for settlement on October 1, 1999, the Company acquired a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility (see Note
5).

At the date of acquisition, the Company elected to designate its CMBS investment as a trading asset. Such securities are carried at their estimated fair value, with the net unrealized gains or losses included in earnings. Interest income is recognized as it becomes receivable, and includes accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. Actual credit loss and prepayment experience will be reviewed periodically and effective yields will be adjusted if necessary.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

As of September 30, 1999, the 205 mortgage loans underlying the CMBS interest held by the Company were secured by 217 properties of the types and in the states identified below:

Property Type            Percentage (1)
-------------            --------------

Multifamily                    35%
Retail                         25
Office                         18
Health Care                     4
Hospitality                     4
Mixed Use                       4
Other                          10

State                    Percentage (1)
-----                    --------------

CA                             23%
NY                             19
FL                              6
PA                              6
Others (2)                     46

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

The fair value of the Company's CMBS investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS investments periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current sale.

At September 30, 1999, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS investment was approximately 15%.

The yield to maturity on the Company's CMBS interest depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interest owned by the Company provides credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interest generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

On September 30, 1999, the Company entered into an agreement (the "Agreement") with ARCap Investors, L.L.C. ("ARCap"), a privately held investment fund which is managed by an entity controlled by Apollo ARCap, L.L.C. and RemiCap Investments, L.L.C. ARCap acquired

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

from a Chase Manhattan Bank-First Union National Bank Commercial Mortgage Trust (the "Chase-First Union Trust") all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap.

On September 30, 1999, for settlement on October 1, 1999, the Company entered into a contract to sell a security that it did not own at the time of the sale, at a specified price, at a specified time ("Short Sale"). The Company is utilizing this contract as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS investment due to changes in interest rates. This contract involved the sale of U.S. Treasury Notes with a face amount of $39,327,000 borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841. Bear Stearns will retain $38,933,730 of proceeds from the sale until the Company replaces the borrowed security. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed security under its Short Sale contract at its market value, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with Bear Stearns will be included in interest income from cash and cash equivalents and interest due on securities borrowed under the Short Sale is included in interest expense.

The Company is exposed to credit loss in the event of nonperformance by the broker that holds a deposit as collateral for securities sold short. However the Company does not anticipate nonperformance by such broker.

Note 5 - Repurchase Facility

On September 30, 1999, the Company entered into a repurchase facility (the "Repurchase Facility") with Bear Stearns, whereby Bear Stearns, on October 1, 1999, advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS investment (see Note 4). The Repurchase Facility has a variable interest rate based on the one-month LIBOR rate plus 1.5%, which is adjusted on the first day of each month, and terminates on March 17, 2000. The Repurchase Facility is collateralized by the Company's CMBS investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS investment could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment.

Note 6 - Related Party Transactions

Prior to the adoption of the Proposals, the Company had an agreement with the Advisor pursuant to which the Advisor received compensation consisting primarily of (i) asset management fees calculated as .625% of total assets invested by the Company; (ii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iii) reimbursement of certain administrative and other costs incurred by the Advisor on behalf of the Company; and (iv) certain other fees. In addition, with respect to Mortgage Loans acquired by the

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

Company, the Advisor was entitled to receive loan placement fees paid by borrowers equal to up to 1.5% of the principal amount of each mortgage loan.

As a result of the adoption of the Proposals (see Note 1), the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor as also set forth below. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii)
 .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v)
 .625% for investments held prior to the adoption of the Proposals. The annual incentive fee is calculated as follows: subject to a minimum annual distribution being made to shareholders from cash available for distribution of approximately $1.45 per Share, the Advisor will be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations of the Company (before the incentive fee) per Share (based on the weighted average number of Shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per Share (based on the weighted average number of Shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per Share of the initial offering (i.e. $20 per Share) and the prices per Share of any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury rate plus two percent per annum multiplied by (B) the weighted average number of Shares outstanding during such fiscal year. For any period less than a fiscal year during which the amended Advisory Agreement is in effect, the incentive fee will be prorated according to the proportion which such period bears to a full fiscal year, taking into account, however, the Company's cash available for distribution for the entire fiscal year.

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new Mortgage Loans acquired by the Company, the Advisor will receive origination points paid by borrowers equal to up to 1% of the principal amount of each Mortgage Loan and the Company will receive origination points paid by borrowers in excess of 1%. After the first $100 million of additional Mortgage Loans is acquired, the Company will retain 100% of the origination points paid by borrowers.

The costs incurred to related parties for the three and nine months ended September 30, 1999 and 1998 were as follows:

                                 Three Months Ended           Nine Months Ended
                                    September 30,               September 30,
                              -------------------------     -----------------------
                                1999            1998          1999          1998
                              -------------------------     -----------------------
Expense reimbursement         $  76,028       $  31,944     $ 152,521     $ 100,029
Asset management fees            63,485          90,329       205,588       272,118
Incentive management fee        (18,522)              0        81,139             0
                              ---------       ---------     ---------     ---------
                              $ 120,991       $ 122,273     $ 439,248     $ 372,147
                              =========       =========     =========     =========

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 1999
                                   (Unaudited)

Asset management fees, the incentive management fee and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $221,000 and $1,327,000 were accrued and unpaid at September 30, 1999 and December 31, 1998, respectively.

On May 19, 1999, the Company made a loan in the amount of $1,900,000 to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bore interest at 12% which was payable, along with the principal, at maturity on September 15, 1999. The note was secured by all of the membership interest in the Borrower, was guaranteed by Related Capital Company and could be prepaid in whole or in part at any time. In September 1999 the loan was repaid and the Advisor and the Company each received origination points (fees) in the amount of $19,000.

Note 7 - Earnings Per Share

Basic net income per share in the amount $.18 and $.22 and $1.35 and $.70 for the three and nine months ended September 30, 1999 and 1998, respectively, equals net income for the periods ($697,089 and $857,919 and $5,186,698 and $2,707,126, respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630 and 3,845,453 and 3,843,044 and 3,845,043, respectively).

As the Company has only one type of equity security outstanding at September 30, 1999, diluted net income per share is the same as basic net income per share.

Note 8 - Commitments and Contingencies

The Company is currently in the process of completing a $250 million loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Fannie Mae is the nation's largest source of financing for home mortgages and the largest investor in multifamily mortgages. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

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

On April 6, 1999, the Company received the necessary consent from its shareholders to approve proposals (the "Proposals") to, among other things, restructure the Company from a closed-ended, finite-life REIT to a publicly traded, open-ended, infinite-life operating REIT. In addition to restructuring the Company, the Proposals, among other matters, permit the Company to modify its investment objectives, to incur a specified amount of indebtedness and to list the Company's shares on a national exchange.

As a result of the adoption of the Proposals, the Company was liable for the transaction expenses. Such expenses amounted to approximately $365,000 and are classified as organization costs in the accompanying statements of income.

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC".

The Company's new business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Fannie Mae, and 3) acquisition of subordinated interests in commercial mortgage-backed securities.

The current composition of the Company's investment portfolio reflects the recent change in the Company's business plan and is not comparable to its investment portfolio prior to April 1999. Furthermore, the Company is still in the process of implementing its new business plan and, therefore, the current portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

Also as a result of the adoption of the Proposals, the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii) .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v) .625% for investments held prior to the adoption of the Proposals.

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new Mortgage Loans acquired by the Company, the Advisor will receive origination points paid by borrowers equal to up to 1% of the principal amount of each Mortgage Loan and the Company will receive origination points paid by borrowers in excess of 1%. After the first $100 million of additional Mortgage Loans is acquired, the Company will retain 100% of the origination points paid by borrowers.

These changes are intended to make such fees comparable to fees paid by other publicly traded, open-ended infinite-life REITs with investment strategies similar to the Company's new investment strategy.

As of September 30, 1999, the Company owned three participating FHA insured mortgage loans, three uninsured additional loans to the developers of the underlying properties, four GNMA Certificates, one subordinated commercial mortgage-backed security and had net assets of approximately $57,553,000. For a description of the Company's investments, see notes 2, 3 and 4 of Notes to Financial Statements.

Due to the recent change in the Company's business plan, the current composition of the Company's investment portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

During the nine months ended September 30, 1999, cash and cash equivalents increased approximately $17,231,000 primarily due to cash provided by operating activities ($1,100,000) and principal repayments of mortgage loans and GNMA Certificates ($21,160,000) which exceeded distributions paid to shareholders ($4,164,000) and an increase in investment in mortgage loans ($829,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on repayment of mortgage loans ($3,273,000) and net amortization ($254,000).

Net unrealized losses on GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $111,406 at September 30, 1999. This represents a decrease of $273,939 in the unrealized gain for the nine months ended September 30, 1999, of which a decrease of $6,905 is attributable to the sale of securities (which resulted in a net realized loss of $902) and a decrease of $267,034 is attributable to a decrease in market prices for the investments held at September 30, 1999 and December 31, 1998. As of November 4, 1999, the net unrealized loss was approximately $130,689.

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

The operations of Town and Country have not been able to support the payment of Additional Interest which amounted to $370,863 at September 30, 1999. Accordingly, the accrued interest income that was deemed uncollectible was reversed from interest income from mortgage loans. The amount of accrued interest income reversed during the three and nine months ended September 30, 1999 and 1998 was $41,145 and $0 and $287,235 and $0, respectively.

The yield to maturity on the Company's CMBS interest depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interest owned by the Company provides credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interest generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

On September 30, 1999, the Company entered into an agreement (the "Agreement") with ARCap Investors, L.L.C. ("ARCap"), a privately held investment fund which is managed by an entity controlled by Apollo ARCap, L.L.C. and RemiCap Investments, L.L.C. ARCap acquired from a Chase Manhattan Bank-First Union National Bank Commercial Mortgage Trust (the "Chase-First Union Trust") all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or
(iii) to exchange the CMBS investment for a preferred equity position in ARCap.

On September 30, 1999, for settlement on October 1, 1999, the Company entered into a contract to sell a security that it did not own at the time of the sale, at a specified price, at a specified time ("Short Sale"). The Company is utilizing this contract as a means of mitigating ("Hedging") the potential financial statement impact of changes in the fair value of its CMBS investment due to changes in interest rates. This contract involved the sale of U.S. Treasury Notes with a face amount of $39,327,000 borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841. Bear Stearns will retain $38,933,730 of proceeds from the sale until the Company replaces the borrowed security. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. If the market value of the securities involved in the short sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed security under its Short Sale contract at its market value, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with Bear Stearns will be included in interest income from cash and cash equivalents and interest due under the Short Sale is included in interest expense.

The Company is exposed to credit loss in the event of nonperformance by the broker that holds a deposit as collateral for securities sold short. However the Company does not anticipate nonperformance by such broker.

On September 30, 1999, the Company entered into a repurchase facility (the "Repurchase Facility") with Bear Stearns, whereby Bear Stearns, on October 1, 1999, advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS investment. The Repurchase Facility has a variable interest rate based on the one-month LIBOR rate plus 1.5%, which is adjusted on the first day of each month, and terminates on March 17, 2000. The Repurchase Facility is collateralized by the Company's CMBS investment and contains restric-tions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS investment could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

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

On May 19, 1999, the Company made a loan in the amount of $1,900,000 to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bore interest at 12% which was payable, along with the principal, at maturity on September 15, 1999. The note was secured by all of the membership interest in the Borrower, was guaranteed by Related Capital Company and could be prepaid in whole or in part at any time. In September 1999 the loan was repaid and the Advisor and the Company each received origination points (fees) in the amount of $19,000.

The Company is currently in the process of completing a $250 million loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Fannie Mae is the nation's largest source of financing for home mortgages and the largest investor in multifamily mortgages. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90%
of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

The net income for the three and nine months ended September 30, 1999 and 1998 was $697,089 and $857,919 and $5,186,698 and $2,707,126, respectively. The total of the annual operating expenses of the Company may not exceed the greater of
(i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the nine months ended September 30, 1999 and 1998.

Interest income from mortgage loans decreased approximately $322,000 and $951,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to the reversal of Additional Interest in 1999 relating to Town and Country and the repayment of the Cove and Oxford mortgage loans on March 1, 1999.

Interest income from REMIC and GNMA Certificates decreased approximately $22,000 and $89,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to the repayment of one of the REMICs in October 1998 and a decrease in the balances of the GNMA Certificates due to principal payments received since September 30, 1998.

Interest income from note receivable in the amounts of approximately $59,000 and $86,000 was recorded for the three and nine months ended September 30, 1999 relating to a loan made in May 1999 which was repaid in September 1999.

Interest income from cash and cash equivalents increased approximately $190,000 and $497,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to proceeds from the repayment of the Cove and Oxford mortgage loans on March 1, 1999 which were temporarily invested in 1999.

Other income in the amount of approximately $19,000 and $219,000 was recorded for the three and nine months ended September 30, 1999 relating primarily to the receipt of construction loan extension fees with respect to Columbiana mortgage loan in the second quarter of 1999 and origination points (fees) relating to the note receivable in the third quarter of 1999.

General and administrative expenses increased approximately $43,000 and $171,000 for the three and nine months ended September 30, 1999 as compared to 1998 primarily due to an incentive fee payable to the Advisor in the nine months and an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company, an increase in the estimate for accounting and an increase in public relations expenses due to the restructuring of the Company.

Distributions

Of the total distributions of $5,555,241 and $4,163,738 for the nine months ended September 30, 1999 and 1998, respectively, $368,543 ($.10 per share or 7%) and $1,456,612 ($.38 per share or

35%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 1999, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,551,566. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Management expects that cash flow from operations will be sufficient to fund the Company's operating expenses and to make distributions as determined by the Board of Trustees on a quarterly basis.

Recently Issued Accounting Standards

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Company management is currently evaluating the impact that this statement will have on its hedging strategies and is currently unable to predict the effect, if any, it will have on the Company's financial statements.

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

Year 2000 Compliance

The year 2000 compliance issue concerns the potential inability of certain computerized systems to accurately record dates after 1999. The Company utilizes the computer services of an affiliate of the Advisor. The affiliate of the Advisor has upgraded its computer information systems to be year 2000 compliant and beyond. The affiliate of the Advisor recently underwent a conversion of its financial systems applications and upgraded all of its non-compliant, in-house software and hardware inventory. The work stations which experienced problems during the testing process were corrected with an upgrade patch. The costs incurred by the Advisor are not being charged to the Company. The most likely worst case scenario that the Company faces is that computer operations will be suspended for a few days to a week at January 1, 2000. The Company's contingency plan is to have a complete backup done on December 31, 1999 and to have both electronic and printed reports generated for all critical data up to and including December 31, 1999.

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

Inflation

Inflation did not have a material effect on the Company's results for the periods presented.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, changes in spreads on CMBS, foreign currency exchange rates, commodity prices and equity prices. The primary market risks to which the investments of the Company are exposed are interest rate risk and CMBS spread risk, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

Changes in the general level of interest rates can affect the net interest income of the Company.

The Company is further exposed to interest rate risk through its short term financing through a repurchase facility at a rate that is based on the one-month LIBOR. The repurchase facility into which the Company has entered is for a term of 30 days terminates on March 17, 2000. Changes in interest rates may increase the Company's cost of financing its investments. Furthermore, if the Company were unable to replace its short term financing, it may be forced to sell its assets in order to pay down its repurchase facility at a time when the market for the sale of such assets is unfavorable. If this were to occur, the company could realize substantial losses.

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets.

The Company has entered into a contract to sell a security that it did not own at the time of the sale, at a specified price at a specified time (short sales). The Company utilizes this contract as a means of mitigating ('hedging') the potential financial statement impact of changes in the fair value of its CMBS investment due to changes in interest rates. As the value of the Company's CMBS declines (increases) with increases (decreases) in interest rates, the value of the contract increases (decreases). There can be no guarantee, however, that the change in value of the contract will completely offset the change in value of the fixed-rate interest earning asset. This contract involves the short sale of a U.S. Treasury security. Risks in this contract arises from the possible inability of the counterparty to meet the terms of its contract and from movements in securities values and interest rates. If the market value of the security involved in the short sale increases, the Company may be required to meet a 'margin call'.

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

      The Company is not a party to any material pending legal proceedings.

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders

On February 12, 1999, definitive consent solicitation materials ("Consent Statement") were sent to shareholders of record on February 5, 1999 with respect to various proposals (the "Proposals") to restructure the Company from a closed-ended, finite-life real investment trust ("REIT") to a publicly traded, open-ended, infinite-life operating REIT.

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

III. To authorize an amendment to the Declaration of Trust that would authorize the Company's Board of Trustees to incur permanent debt up to an amount equal to 50% of the Company's Total Market Value (as defined in the Consent Statement) measured at the time debt is incurred and to incur additional debt under working capital line(s) of credit.

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

Item 5. Other Information - None

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits

            3.4 (c) Second Amended and Restated Declaration of Trust, dated as of April 6, 1999 (incorporated by reference to Exhibit 3.4 (c) in the Company's March 31, 1999 Quarterly Report on Form 10-Q).

            10 (y) Supplemental Mortgage Note by Columbiana Lakes Limited Partnership, dated as of April 1, 1999 (filed herewith).

            10 (z) Amended and Restated Advisory Services Agreement, effective as of April 6, 1999 (filed herewith).

            27    Financial Data Schedule (filed herewith).

      (b)   Reports on Form 8-K

            Current report on Form 8-K relating to the commencement of trading on the American Stock Exchange on July 1, 1999 was dated July 1, 1999 and was filed on July 9, 1999.

            Current Report Form 8-K relating to the dismissal of the accounting firm of KPMG LLP and the retention of the accounting firm of Deloitte & Touche LLP as the Company's independent auditor to audit the Company's financial statements was dated September 9, 1999 and was filed on September 15, 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)

Date: November 12, 1999

                                       By: /s/ Stuart J. Boesky
                                           ------------------------------------
                                           Stuart J. Boesky
                                           President and Chief Operating Officer

Date: November 12, 1999

                                       By: /s/ John B. Roche
                                           ------------------------------------
                                           John B. Roche
                                           Senior Vice President and
                                           Chief Financial Officer

Date: November 12, 1999

                                       By: /s/ Richard A. Palermo
                                           ------------------------------------
                                           Richard A. Palermo
                                           Vice President, Treasurer, Controller
                                           and Chief Accounting Officer