Form 10-K
period 1999-12-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 2000-03-31
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (Formerly American Mortgage Investors Trust)
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

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

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2000 was $33,159,869, based on a price of $8 13/16 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

       As of March 9, 2000 there were 3,838,630 outstanding shares of the Registrant's shares of beneficial interest.

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

Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 14, 2000, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page
Page 1 of

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

                                     PART I

Item 1.  Business.

GENERAL

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 1999, there were 3,838,630 Shares outstanding.

The Company's new business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Federal National Mortgage Association ("Fannie Mae"), and 3) acquisition of subordinated interests in commercial mortgage-backed securities.

As of December 31, 1999 the Company's mortgage investments consisted of three mortgage loans originated by or on behalf of the Company, four GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment. Due to the complexity of the GNMA and CMBS structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA certificates or the CMBS-realted investment upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

MORTGAGE LOANS
Information relating to the Company's investments in Mortgage Loans as of December 31, 1999 is as follows:

                       Date of
                       Invest-
                       ment/                            Amounts Advanced
                       Final     Interest    -----------------------------------------   Outstanding
                       Matu      Rate on                                      Total        Loan
              Descrip  -rity     Mortgage    Mortgage      Additional         Amounts      Balance at
Property        -tion  Date      Loan (A)     Loans          Loans (B)        Advanced     12/31/99
--------      -------  --------  --------   -----------    -----------        --------   ------------
The Cove      308      Dec-93    7.625%-     $6,800,000    $840,500       $ 7,640,500    $        0
Apts.         Apt      29-Jan    9.13%
Houston, TX   Units              (C)
(J)
Oxford on     405      Dec-93    7.625%-      9,350,000   1,156,000        10,506,000             0
Greenridge    Apt.     29-Jan    9.13%
Apts.         Units              (C)
Houston, TX
(J)
Town &        330      Apr-94    7.375%-      9,348,000   1,039,000        10,387,000     9,936,476
Country IV    Apt.     29-May    9.17%
Apts.         Units    (D) (K)   (E) (F)
Urbana, IL

Columbiana    204      Apr-94      (H)        9,106,099     563,000         9,669,099     9,705,686
Lakes Apts.   Apt.     Nov-35
Columbia, SC  Units    (G) (K)

Stony Brook   125      Dec-95    7.75%-       8,500,000     763,909         9,263,909     9,251,320
Village II    Apt.     Jun-37    9.13%
Apts.         Units    (G) (K)   (I)
East Haven,CT

                                           --------------------------------------------------------------
Total                                       $43,104,099  $4,362,409       $47,466,508   $28,893,482
                                           --------------------------------------------------------------
                                           --------------------------------------------------------------

                                                            Comparable
                                  Rental       Year of      Competing
                  Occu-        Rates at       Construc-     Properties
                  pancy at     December       tion Com-      Within
Property          3/1/00        31, 1999       pletion      Location
--------          --------     ----------     ---------     ----------
The Cove           -               -              -             -
Apts.
Houston, TX
(J)
Oxford on          -               -              -             -
Greenridge
Apts.
Houston, TX
(J)
Town &            95.00%         $455-605       1988            8
Country IV
Apts.
Urbana, IL

Columbiana        94.50%          549-949       1994          107
Lakes Apts.
Columbia, SC

Stony Brook       98.40%          845-1175      1996            3
Village II
Apts.
East Haven,CT

             ----------------------------------------------------------
Total
             ----------------------------------------------------------
             ----------------------------------------------------------

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

On April 29, 1999, the Company made its final advance, in the amount of $829,204, on the Columbiana Mortgage. At the time of the final advance, construction loan extension fees, intended to compensate the Company for the difference between the construction period interest rate and the higher permanent loan interest rate during the extension period, in the amount of $195,958 were received by the Company. The fees received are classified as "interest income from mortgage loans" in the accompanying statements of operations.

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

(F) The operations of Town and Country had not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of the Town and Country obligor, in exchange for the waiving of the prepayment penalty and future Additional Interest and also because the obligation was secured by its partnership interest in the obligor, repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of

$1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999.

(G) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(H) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and was 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed doubtful of collection was fully reserved and reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the second quarter. As a result, the Additional Interest which had been fully reserved was recorded as interest income in the second quarter of 1999.

(I) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(J) On March 1, 1999 the outstanding debt due to the Company was fully repaid (see above).

(K) In order for the Company to exercise an acceleration option it must terminate the mortgage insurance contract with FHA not later than the accelerated payment date and, in certain circumstances, must terminate the mortgage insurance contract upon the exercise of the acceleration option. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

GNMA CERTIFICATES
Information relating to the Company's investments in GNMA Certificates as of December 31, 1999 is as follows:

                                                                           Principal
                                                                           Balances
                                                                              At
                                                       Purchase Price      12/31/99     Fair       Stated     Final
                            Certificate    Date     ---------------------  Including    Value At   Interest  Payment
Seller                        Number     Purchased    %         Amount     (Discount)   12/31/99    Rate       Date
------                      -----------  ---------  --------  -----------  ----------  ----------  --------  -----------
Bear Stearns & Co.           0355540     7/27/94    90.7500%   $2,407,102  $2,307,238  $2,431,778   7.125%    3/15/2029
Malone Mortgage Co.          0382486     7/28/94    99.6250%    2,197,130   2,132,565   2,168,686   8.500     8/15/2029
Goldman Sachs                0328502     7/29/94    99.9063%    3,928,615   3,548,408   3,565,054   8.250     7/15/2029
SunCoast Capital Group,Ltd.  G22412      6/23/97    99.34375%   1,981,566   1,340,671   1,298,919   7.000     4/20/2027
                                                               ----------  ----------  ----------
                                                              $10,514,413 $9,328,882  $9,464,437
                                                               ----------  ----------  ----------
                                                               ----------  ----------  ----------

COMMERCIAL MORTGAGE-BACKED SECURITY-RELATED INVESTMENT AND SHORT SALE On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility. In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

As of December 31, 1999, the 205 mortgage loans underlying the CMBS were secured by 217 properties of the types and in the states identified below:

Property Type           Percentage (1)
-------------           --------------
Multifamily                38%
Retail                     25
Office                     18
Health Care                4
Hospitality                4
Industrial                 4
Other                      7

State                   Percentage (1)
-----                   --------------
CA                         23%
NY                         14
FL                         6
PA                         6
Others (2)                 51

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2)  No other state comprises more than 5% of the total.

As of December 31, 1999, there are no unpaid principal balances of loans that are underlying the CMBS investment which are more than 60 days delinquent.

As of December 31, 1999 the CMBS-related investment had an estimated fair value of $34,347,403 and an amortized cost of $35,766,419, resulting in an unrealized loss of $1,419,016 at that date (partially offset by an unrealized gain of $1,201,317 on the Short Sale - see below) which is included in "net unrealized losses on subordinated commercial mortgage-backed security and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS investments periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

At December 31, 1999, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS-related investment was approximately 10%.

The yield to maturity on the Company's CMBS-related investment depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interest provides credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interest generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

On September 30, 1999, the Company entered into a Short Sale. The Company is utilizing this contract as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. This contract involved the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). Bear Stearns will retain proceeds from the sale until the Company replaces the borrowed security. As of December 31, 1999, the U.S. Treasury Note had an estimated fair value of $36,991,959, resulting in an unrealized gain of $1,201,317 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $471,262 on Short Sale proceeds held by Bear Stearns ($37,733,101 at December 31, 1999) and incurred interest of $547,025 on the Short Sale contract during the period September 30, 1999 to December 31, 1999.

REPURCHASE FACILITY
On September 30, 1999, the Company entered into a repurchase facility (the "Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment. The Repurchase Facility has a variable interest rate based on the one-month LIBOR rate plus 1.5% (7.98% at December 31, 1999), which is adjusted on the first day of each month, and terminates on March 17, 2000. In March 2000, the Repurchase Facility was renewed through June 17, 2000. The Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The outstanding balance of the Repurchase Facility (based on 55% of the market of the CMBS at December 1, 1999) was $19,127,000 at December 31, 1999.

LOAN VENTURE WITH FEDERAL NATIONAL MORTGAGE ASSOCIATION
The Company is currently in the process of completing a loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Fannie Mae is the nation's largest source of financing for home mortgages and the largest investor in multifamily mortgages. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

COMPETITION
The Company competes with various financial institutions in each of its lines of business. For CMBS investments, competitors include major financial institutions that sponsor CMBS conduits, pension funds, REITs and finance companies that specialize in CMBS investment management. The Company competes with banks and quasi-governmental agencies such as Fannie Mae, Freddie Mac and HUD, as well as their designated mortgages, for multifamily loan product.

The Company's business is also affected by competition to the extent that Underlying Properties from which it derives interest and, ultimately, principal payments may be subject to rental rates and relative levels of amenities from comparable neighboring properties.

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

None.

                                     PART II

Item 5. Market for the Registrant's Common Stock and Related Shareholder
Matters.

As of March 9, 2000, there were 941 registered shareholders owning 3,838,630 Shares. The Company's Shares have been listed on the American Stock Exchange since July 1, 1999 under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for the Company's Shares.

The high and low prices for each quarterly periods in which the Shares were traded is as follows:

                                     1999             1999
Quarter Ended                        Low              High
-------------                        ---              ----
September 30                         9 13/16         12 15/16
December 31                          8 5/8           11 3/8

The last reported sale price of Shares on the American Stock Exchange on March 9, 2000 was $8 13/16.

In December 1992, the Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from the Advisor.

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan") which became effective on March 29, 1993, representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company was required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. Since November 30, 1994, 355,744 shares were sold through the Reinvestment Plan, the proceeds of which were restricted for use in connection with the Redemption Plan and were not included in gross proceeds. Pursuant to the Redemption Plan, since November 30, 1994, 374,412 shares have been redeemed for an aggregate price of $6,575,799. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment were reduced by $319,987. During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be returned since then.

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

Shares received pursuant to the Reinvestment Plan entitled participants to the same rights and treatment in the same manner as those issued pursuant to the Offering. In connection with shares issued pursuant to the Company's Reinvestment Plan which were not used for the Redemption Plan, the Company issued shares to the Advisor in an amount which equalled (after such issuance) 1% of the outstanding shares.

Through the quarter ended March 31, 1997, the redemption price pursuant to the Redemption Plan was $19 per Eligible Share. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's shares of beneficial interest ($15.16 at December 31, 1998). This new policy was effective for redemptions with respect to quarters ended September 30, 1997 and thereafter.

Under the Redemption Plan, any shareholder (except the Advisor who could not participate in the Redemption Plan) who acquired or received shares directly from the Company or the Reinvestment Plan (such shares, for so long as owned by the original holder, were called "Eligible Shares") could present such Eligible Shares to the Company for redemption. The Company was required to redeem such Eligible Shares presented for redemption for cash to the extent it had sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. The full amount of Reinvestment Proceeds in any quarter was used to redeem Eligible Shares presented for redemption during such quarter. If the full amount of Reinvestment Proceeds available for redemption in any given quarter was insufficient to redeem all Eligible Shares presented for redemption during such quarter, the Company would redeem the Eligible Shares presented for redemption on a pro rata whole share basis, without redemption of fractional shares.

A shareholder could present less than all their Eligible Shares to the Company for redemption, provided, however, that (i) they presented the lesser of all of their Eligible Shares or 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan) for redemption, and (ii) if they retained any Eligible Shares, they must have retained at least 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan).

As a result of the adoption of the Proposals (see "Item 1. Business. - General"), the Company's Reinvestment Plan and Redemption Plan have been terminated, effective with the distribution for the quarter ended March 31, 1999. The final reinvestment of shares occurred on May 15, 1999. The final redemption of shares occurred on May 24, 1999. In addition, in connection with the listing of the Company's Shares on the American Stock Exchange, fractional shares totaling approximately 612 were redeemed on July 1, 1999.

DISTRIBUTION INFORMATION
Cash distributions per share for the years ended December 31, 1999 and 1998 are as set forth in the following table:

Cash Distribution                                           Total Amount
for Quarter Ended        Date Paid        Per Share           Distributed
-----------------        ---------        ---------           -----------
March 31, 1999            5/15/99        $  .3575             $1,372,661
June 30, 1999             8/14/99           .3615             1,387,912
September 30, 1999       11/14/99           .3625             1,391,504
December 31, 1999         2/14/00           .3625             1,391,503
                                          -------             ---------

Total for 1999                            $1.4440            $5,543,580
                                          -------             ---------
                                          -------             ---------

March 31, 1998            5/15/98        $  .3575            $1,372,660
June 30, 1998             8/14/98           .3615             1,387,913
September 30, 1998       11/14/98           .3655             1,403,165
December 31, 1998*        2/14/99           .3655             1,403,165
                                          -------             ----------

Total for 1998                            $1.4500            $5,566,903
                                          -------             ----------
                                          -------             ----------

* Dividend was declared in 1999.

There are no material legal restrictions upon the Company's present or future ability to make distributions in accordance with the provisions of the Declaration of Trust. Future distributions paid by the Company will be at the discretion of the Trustees and will depend on the actual cash flow of the Company, its financial condition, capital requirements and such other factors as the Trustees deem relevant.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

Of the total distributions of $6,946,745 and $5,566,903 for the years ended December 31, 1999 and 1998, respectively, $686,445 ($.18 per share or 10%) and $2,170,291 ($.56 per share or 39%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1999, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,869,468. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

                                                                                          Year Ended  December 31,
                                                                 ------------------------------------------------------------------
OPERATIONS                                                            1999         1998         1997          1996         1995
----------                                                       ------------ ------------  ------------  ------------- ------------
Revenues:
Interest income:
 Mortgage loans                                                    $2,569,901   $3,037,882    $3,118,027    $2,866,017   $2,257,883
 REMIC and GNMA certificates and the
  FHA Insured Project Loan                                            785,591      880,680       975,599     1,306,658    1,582,724

 Commercial mortgage-backed security - related investment             950,456            0             0             0            0
 Note receivable                                                       85,786            0             0             0            0
 Temporary investments                                              1,092,617      112,953       151,228       252,140      515,295
Other income                                                           23,231            0             0             0            0
                                                                 ------------ ------------  ------------  ------------- ------------
Total revenues                                                      5,507,582    4,031,515     4,244,854     4,424,815    4,355,902
                                                                 ------------ ------------  ------------  ------------- ------------
Total expenses                                                      2,301,293      647,047       632,304       721,209      769,523
                                                                 ------------ ------------  ------------  ------------- ------------
Other gain (loss):

 Net realized gain (loss) on repayment of REMIC and GNMA
  certificates and the FHA Insured Project Loan                        (1,492)      12,144       (66,735)      (87,080)       8,225


Net realized loss on sale of REMIC certificates                             0            0             0      (328,895)    (447,472)

 Net unrealized loss on commercial mortgage-backed
  security-related investment and government security sold short     (217,699)           0             0             0            0

Gain on repayment of mortgage loans                                 3,273,202            0             0             0            0
                                                                 ------------ ------------  ------------  ------------- ------------
Total other gain (loss)                                             3,054,011       12,144       (66,735)     (415,975)    (439,247)
                                                                 ------------ ------------  ------------  ------------- ------------
Net income                                                         $6,260,300   $3,396,612    $3,545,815    $3,287,631   $3,147,132
                                                                 ------------ ------------  ------------  ------------- ------------
                                                                 ------------ ------------  ------------  ------------- ------------
Net income per share (basic and diluted)                                $1.63        $0.88         $0.92         $0.83        $0.81
                                                                 ------------ ------------  ------------  ------------- ------------
                                                                 ------------ ------------  ------------  ------------- ------------
Weighted average shares outstanding (basic and diluted)             3,841,931    3,845,101     3,851,029     3,972,625    3,896,620
                                                                 ------------ ------------  ------------  ------------- ------------
                                                                 ------------ ------------  ------------  ------------- ------------

                                                                                  December 31,
                                     -----------------------------------------------------------------------------------------
FINANCIAL POSITION                       1999                    1998              1997             1996              1995
------------------                   ------------            ------------      -------------    -------------     ------------
Total assets                         $115,565,441             $59,993,040        $61,645,922      $63,147,215      $65,517,610
                                     ------------            ------------      -------------    -------------     ------------
                                     ------------            ------------      -------------    -------------     ------------
Repurchase facility payable           $19,127,000                      $0                 $0               $0               $0
                                     ------------            ------------      -------------    -------------     ------------
                                     ------------            ------------      -------------    -------------     ------------
Total liabilities                     $58,474,076              $1,788,466         $1,259,997         $986,551       $1,002,976
                                     ------------            ------------      -------------    -------------     ------------
                                     ------------            ------------      -------------    -------------     ------------
Total shareholders' equity            $57,091,365             $58,204,574        $60,385,925      $62,160,664      $64,514,634
                                     ------------            ------------      -------------    -------------     ------------
                                     ------------            ------------      -------------    -------------     ------------
DISTRIBUTIONS

Distributions to shareholders          $5,543,580              $5,566,903         $5,574,932       $5,569,283       $5,569,555
                                     ------------            ------------      -------------    -------------     ------------
                                     ------------            ------------      -------------    -------------     ------------
Distribution per share                      $1.44                   $1.45              $1.45            $1.45            $1.45
                                     ------------            ------------      -------------    -------------     ------------
                                     ------------            ------------      -------------    -------------     ------------

The results for the year ended December 31, 1999 reflect a gain on repayment of the Cove and Oxford mortgage loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 1999, there were 3,838,630 Shares outstanding.

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

As of December 31, 1999 the Company's mortgage investments consisted of three mortgage loans originated by or on behalf of the Company, four GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment. Due to the complexity of the GNMA and CMBS structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA Certificates or the CMBS-related investment upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new Mortgage Loans acquired by the Company, the Advisor will receive origination points (fees) paid by borrowers equal to up to 1% of the principal amount of each Mortgage Loan and the Company will receive origination points paid by borrowers in excess of 1%. After the first $100 million of additional Mortgage Loans is acquired, the Company will retain 100% of the origination points paid by borrowers.

These changes are intended to make such fees comparable to fees paid by other publicly traded, open-ended infinite-life REITs with investment strategies similar to the Company's new investment strategy.

During the year ended December 31, 1999, cash and cash equivalents increased approximately $849,000 primarily due to principal repayments of mortgage loans and GNMA Certificates ($21,284,000) and proceeds from a repurchase facility payable ($19,568,000) which exceeded cash used in operating activities, primarily due to the acquisition of the CMBS-related investment ($33,057,000), distributions paid to shareholders ($5,555,000), repayments of the repurchase facility payable ($441,000), an increase in other assets relating to investing activities ($111,000) and an increase in investment in mortgage loans ($829,000). Included in the adjustments to reconcile the net income to cash used in operating activities is a gain on repayment of mortgage loans ($3,273,000), a realized loss on repayments of GNMA certificates, an unrealized loss on a subordinated commercial mortgage-backed security ($1,419,000), an unrealized gain on a government security sold short ($1,201,000) and net amortization ($170,000).

Net unrealized losses on GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $254,939 at December 31, 1999. This represents a decrease of $417,472 in the unrealized gain for the year ended December 31, 1999, of which a decrease of $8,114 is attributable to the repayments of GNMA investments (which resulted in a net realized loss of $1,492) and a decrease of $409,358 is attributable to a decrease in market prices for GNMA investments held at December 31, 1999 and December 31, 1998. On January 18, 2000, one of the Company's GNMA certificates in the original amount of $3,928,615 (including the discount), with an amortized cost basis of $3,671,107 at December 31, 1999, was repaid in the amount of $3,551,736 along with a prepayment penalty of $177,587 which was received in February 2000. This repayment (including the prepayment penalty) resulted in a realized gain in the amount of approximately $58,000.

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

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility. In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. As of December 31, 1999 the CMBS-related investment had an estimated fair value of $34,347,403 and an amortized cost of $35,766,419, resulting in an unrealized loss of $1,419,016 at that date (partially offset by an unrealized gain of $1,201,317 on the Short Sale - see below) which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

The yield to maturity on the Company's CMBS-related investment depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interest provides credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interest generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

On September 30, 1999, the Company entered into a contract to sell a security it did not own at the time of the sale ("Short Sale"). The Company is utilizing this contract as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. This contract involved the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). Bear Stearns will retain proceeds from the sale until the Company replaces the borrowed security. As of December 31, 1999, the U.S. Treasury Note had an estimated fair value of $36,991,959, resulting in an unrealized gain of $1,201,317 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $471,262 on Short Sale proceeds held by Bear Stearns ($37,733,101 at December 31, 1999) and incurred interest of $547,025 on the Short Sale contract during the period September 30, 1999 to December 31, 1999.

On September 30, 1999, the Company entered into a repurchase facility (the "Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment. The Repurchase Facility has a variable interest rate based on the one-month LIBOR rate plus 1.5% (7.98% at December 31, 1999), which is adjusted on the first day of each month, and terminates on March 17, 2000. In March 2000, the Repurchase Facility was renewed through June 17,
2000. The Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The Repurchase Facility currently represents the Company's sole source of liquidity needed to finance its long-term CMBS-related investment. If the lender fails to renew the Repurchase Facility, the Company will be required to seek new financing or may have to liquidate the CMBS or other investments. The outstanding balance of the Repurchase Facility (based on 55% of the market of the CMBS at December 1, 1999) was $19,127,000 at December 31, 1999.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. This facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of March 20, 2000, no amounts are outstanding under this facility.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments will meet its needs for short-term liquidity, and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

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

On May 19, 1999, the Company made a loan in the amount of $1,900,000 to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bore interest at 12% which was payable, along with the principal, at maturity on September 15, 1999. The note was secured by all of the membership interest in the Borrower, was guaranteed by Related Capital Company and could be prepaid in whole or in part at any time. In September 1999 the loan was repaid and the Advisor and the Company each received origination points (fees) in the amount of $19,000. The Company earned interest income of approximately $86,000 from this loan.

The Company is currently in the process of completing a loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Fannie Mae is the nation's largest source of financing for home mortgages and the largest investor in multifamily mortgages. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The following is a summary of the results of operations of the Company for the years ended December 31, 1999, 1998 and 1997. The net income for the years ended December 31, 1999, 1998 and 1997 was $6,260,300, $3,396,612 and $3,545,815,
respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or
(ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. There was no such excess for the years ended December 31, 1999, 1998 and 1997.

1999 VS. 1998
Interest income from mortgage loans decreased approximately $468,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the repayment of the Cove and Oxford mortgage loans on March 1, 1999 which was partially offset by increases due to the receipt of Additional Interest relating to Columbiana and the accrual of Additional Interest (received in January 2000) relating to Town and Country, both of which had been fully reserved and reversed from interest in 1998.

Interest income from REMIC and GNMA certificates decreased approximately $95,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the repayment of one of the REMICs in October 1998 and a decrease in the balances of the GNMA certificates due to principal payments received during 1999 and 1998.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $950,000 was recorded for the year ended December 31, 1999; such investment was made on September 30, 1999.

Interest income from note receivable in the amount of approximately $86,000 was recorded for the year ended December 31, 1999 relating to a loan made in May 1999 which was repaid in September 1999.

Interest income from temporary investments increased approximately $980,000 for the year ended December 31, 1999 as compared to 1998 primarily due to proceeds from the repayment of the Cove and Oxford mortgage loans on March 1, 1999 which were temporarily invested in 1999.

Other income in the amount of approximately $23,000 was recorded for the year ended December 31, 1999 relating primarily to origination points (fees) relating to the note receivable.

Interest expense in the amount of approximately $907,000 was recorded for the year ended December 31, 1999 relating to interest on a repurchase facility payable entered into on September 30, 1999 and interest on a government security sold short on September 30, 1999.

General and administrative expenses increased approximately $388,000 for the year ended December 31, 1999 as compared to 1998 primarily due to an incentive fee payable to the Advisor, an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company and an increase in public relations expenses due to the restructuring of the Company.

Organization costs in the amount of approximately $365,000 were expensed for the year ended December 31, 1999 relating to the restructuring of the Company.

A net unrealized loss on the commercial mortgage-backed security-related investment and government security sold short position in the amount of approximately $218,000 was recorded for the year ended December 31, 1999 relating to such securities purchased and sold, respectively, on September 30, 1999.

A gain on repayment of mortgage loans in the amount of approximately $3,273,000 was recorded for the year ended December 31, 1999 relating to the repayment of the Cove and Oxford mortgage loans on March 1, 1999.

1998 VS. 1997
Interest income from mortgage loans decreased approximately $80,000 for the year ended December 31, 1998 as compared to 1997 primarily due to the reversal of Additional Interest in 1998 relating to Town and Country and Columbiana, partially offset by an increase due to additional advances on the Stonybrook mortgage loan during 1997.

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

DISTRIBUTIONS

Of the total distributions of $6,946,745 and $5,566,903 for the years ended December 31, 1999 and 1998, respectively, $686,445 ($.18 per share or 10%) and $2,170,291 ($.56 per share or 39%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 1999, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $11,869,468. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

RECENTLY ISSUED ACCOUNTING STANDARDS

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospec-tive tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

INFLATION
Inflation did not have a material effect on the Company's results for the periods presented.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

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

Changes in the general level of interest rates can affect the net interest income of the Company. The following table demonstrates the estimated effect that changes in interest rates would have on the net interest income from, and the value of the Company's CMBS-related investment and short positions in government securities. All changes in income and value are measured as percentage changes from the projected income and value if no change in interest rates were to occur.

   CHANGE IN EXPECTED INCOME FROM AND VALUE OF THE CMBS-RELATED INVESTMENT AND
                SHORT POSITIONS, FROM CHANGES IN INTEREST RATES


                                    Change in Income
                              ------------------------------
Change in Interest Rates        Amount            Percentage
------------------------      --------            ----------
-250 Basis Points             $733,437               21.2%
-200 Basis Points              586,749               16.9
-150 Basis Points              440,062               12.7
-100 Basis Points              293,375                8.5
-50 Basis Points               146,687                4.2
No Change                            0                0.0
+50 Basis Points              -146,687               -4.2
+100 Basis Points             -293,375               -8.5
+150 Basis Points             -440,062              -12.7
+200 Basis Points             -586,749              -16.9
+250 Basis Points             -733,437              -21.2

* Income includes expected interest income from the CMBS-related investment, amortization of market discount on CMBS, net interest income on short positions in government securities and mark to market adjustments to the CMBS-related investment and government securities from changes in interest rates.


The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect that changes in interest rates would have on the interest expense of the Company:

   CHANGE IN INTEREST EXPENSE UNDER REPURCHASE AGREEMENT FROM CHANGES IN LIBOR

                                Change in Interest Expense
                              ------------------------------
Change in LIBOR                Amount             Percentage
------------------------      --------            ----------
-250 Basis Points            $-489,200              -31%
-200 Basis Points             -391,360              -25
-150 Basis Points             -293,520              -19
-100 Basis Points             -195,680              -13
-50 Basis Points               -97,840               -6
No change in LIBOR                   0                0
+50 Basis Points                97,840                6
+100 Basis Points              195,680               13
+150 Basis Points              293,520               19
+200 Basis Points              391,360               25
+250 Basis Points              489,200               31

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or gen-eral credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS-related investment:

     CHANGE IN VALUE OF CMBS-RELATED INVESTMENT FROM CHANGES IN CMBS SPREADS



                             Change in CMBS Portfolio Value
                            ---------------------------------
Change in CMBS Spreads         Amount              Percentage
----------------------      ----------             ----------
-250 Basis Points           $6,410,158               18.8%
-200 Basis Points            5,128,126               15.1
-150 Basis Points            3,846,095               11.3
-100 Basis Points            2,564,063                7.5
-50 Basis Points             1,282,032                3.8
No change in CMBS Spreads            0                0.0
+50 Basis Points            -1,282,032               -3.8
+100 Basis Points           -2,564,063               -7.5
+150 Basis Points           -3,846,095              -11.3
+200 Basis Points           -5,128,126              -15.1
+250 Basis Points           -6,410,158              -18.8

The above tables show the possible impact of changes in interest rates and CMBS spreads on the Company's CMBS-related investment, the financing related to that investment, and the associated hedging instruments. Cash flows and income from the Company's other financial instruments, consisting primarily of mortgage loans, GNMA certificates, and cash and cash equivalents, would not be significantly affected by changes in interest rates, because most of these instrument bear interest at fixed rates, and are not subject to financing or hedged. Cash and cash equivalents and the mortgage loans are carried at amortized cost, and so their carrying values are not impacted by changes in interest rates. The GNMA investments are adjusted to market value through comprehensive income in the equity statement, but changes in their value have not historically been significant to shareholders' equity.

The Company's analysis of risks is based on management's experience, estimates and assumptions. These analyses rely on financial models, which utilize estimates of fair value and interest rate sensitivity. Actual economic conditions or implementation of investment decisions by management may produce results significantly different from the projected results shown in the above tables.

Item 8.  Financial Statements and Supplementary Data.

(a) 1.   Financial Statements                                              Page
         --------------------                                              ----

         Independent Auditors' Report - Deloitte & Touche LLP

         Independent Auditors' Report - KPMG LLP                            13

         Balance Sheets as of December 31, 1999 and 1998                    14

         Statements of Income for the years ended December 31, 1999,
         1998 and 1997                                                      15

         Statements of Changes in Shareholders'  Equity for the years
         ended December 31, 1999, 1998 and 1997                             16

         Statements of Cash Flows for the years ended December 31, 1999,
         1998 and 1997                                                      18

         Notes to Financial Statements                                      20

(a) 2.   Financial Statement Schedules
         -----------------------------

         All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited the accompanying balance sheet of American Mortgage Acceptance Company (the "Company") as of December 31, 1999 and the related statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company as of December 31, 1999, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 20, 2000

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees
American Mortgage Acceptance Company:



We have audited the accompanying balance sheet of American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) as of December 31, 1998, and the related statements of income, changes in shareholders' equity, and cash flows for each of the years in the two-year period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of American Mortgage Acceptance Company as of December 31, 1998, and the results of its operations and its cash flows for each of the years in the two-year period then ended, in conformity with generally accepted accounting principles.

/s/ KPMG LLP

New York, New York
January 15, 1999, except as to Note 3
which is as of March 1, 1999

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                 BALANCE SHEETS


                                       ASSETS
                                                                             DECEMBER 31,
                                                                    -----------------------------
                                                                          1999           1998
                                                                    ------------      -----------
Investments in mortgage loans                                       $ 28,893,482      $45,965,488
Investments in GNMA certificates-available for sale                    9,464,437       10,303,002
Commercial mortgage-backed security-related investment                34,347,403                0
Deposit with broker as collateral for security sold short             37,733,101                0
Cash and cash equivalents                                              3,802,298        2,953,125
Accrued interest receivable                                            1,180,115          766,702
Other assets                                                             144,605            4,723
                                                                    ------------      -----------

Total assets                                                        $115,565,441      $59,993,040
                                                                    ============      ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Repurchase facility payable                                       $ 19,127,000$               0
  Accrued interest payable                                               407,952                0
  Accounts payable and accrued expenses                                  122,397           73,372
  Due to Advisor and affiliates                                          433,265        1,715,094
  Distributions payable                                                1,391,503                0
  Government security sold short                                      36,991,959                0
                                                                    ------------      -----------

Total liabilities                                                     58,474,076        1,788,466
                                                                    ------------      -----------

Commitments and contingencies

Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 12,500,000
   shares authorized; 4,213,826 issued and 3,838,630
   outstanding and 4,172,790 issued and 3,839,245
   outstanding in 1999 and 1998, respectively                            421,383          417,280
  Treasury shares of beneficial interest;
   375,196 and 333,545 shares in 1999 and 1998,
   respectively                                                          (37,520)         (33,355)
  Additional paid-in capital                                          68,840,500       68,849,730
  Distributions in excess of net income                              (11,878,059)     (11,191,614)
  Accumulated other comprehensive income (loss)                         (254,939)         162,533
                                                                    ------------      -----------

Total shareholders' equity                                            57,091,365       58,204,574
                                                                    ------------      -----------

Total liabilities and shareholders' equity                          $115,565,441      $59,993,040
                                                                    ============      ===========


See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                              STATEMENTS OF INCOME


                                                                 Years Ended December 31,
                                                       ------------------------------------------
                                                           1999           1998            1997
                                                       ----------     ----------       ----------
Revenues:
  Interest income:
   Mortgage loans                                      $2,569,901     $3,037,882       $3,118,027
   REMIC and GNMA certificates and the
    FHA Insured Project Loan                              785,591        880,680          975,599
   Commercial mortgage-backed
    security-related investment                           950,456              0                0
   Note receivable                                         85,786              0                0
   Temporary investments                                1,092,617        112,953          151,228
  Other income                                             23,231              0                0
                                                       ----------     ----------       ----------

   Total revenues                                       5,507,582      4,031,515        4,244,854
                                                       ----------     ----------       ----------

Expenses:
  Interest                                                906,581              0                0
  General and administrative                            1,029,840        642,047          622,304
  Amortization                                                  0          5,000           10,000
  Organization costs                                      364,872              0                0
                                                       ----------     ----------       ----------

   Total expenses                                       2,301,293        647,047          632,304
                                                       ----------     ----------       ----------

Other gain (loss):

  Net realized gain (loss) on
   repayments of REMIC and GNMA
   certificates and the FHA
   Insured Project Loan                                    (1,492)        12,144          (66,735)

  Net unrealized loss on
   commercial mortgage-backed
   security-related investment
   and government security
   sold short                                            (217,699)             0                0

  Gain on repayment of
   mortgage loans                                       3,273,202              0                0
                                                       ----------     ----------       ----------

  Total other gain (loss)                               3,054,011         12,144          (66,735)
                                                       ----------     ----------       ----------

  Net income                                           $6,260,300     $3,396,612       $3,545,815
                                                       ==========     ==========       ==========

  Net income per share
   (basic and diluted)                                 $     1.63     $      .88       $      .92
                                                       ==========     ==========       ==========

  Weighted average
   shares outstanding
   (basic and diluted)                                  3,841,931      3,845,101        3,851,029
                                                       ==========     ==========       ==========

See accompanying notes to financial statements

                  AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              Treasury Shares of
                                            Shares of Beneficial Interest     Beneficial Interest      Additional     Distributions
                                            -----------------------------  -----------------------      Paid-in         in Excess
                                              Shares            Amount       Shares     Amount           Capital    of Net Income
                                            ----------         ---------   ---------   ----------   --------------  ---------------

Balance at January 1, 1997                  4,010,000          $401,001     (169,115)   $(16,912)    $68,849,567    $  (6,991,606)
Comprehensive income:
Net income                                                                                                              3,545,815

Other comprehensive income
  Net unrealized gain on first mortgage
   bonds:
  Net unrealized holding gain arising
   during the period
  Add: reclassification adjustment for
   losses included in net income

Other comprehensive income

Comprehensive income

Issuance of shares of beneficial interest      77,583             7,758            0           0       1,390,751                0
Distributions                                       0                 0            0           0               0       (5,575,532)
Purchase of treasury shares                         0                 0      (79,224)     (7,922)     (1,390,593)               0
                                            ----------         ---------   ---------   ----------   --------------  ---------------

Balance at December 31, 1997                4,087,583           408,759     (248,339)    (24,834)     68,849,725       (9,021,323)
Comprehensive income:
Net income                                                                                                              3,396,612

Other comprehensive loss:
  Net unrealized gain on first mortgage
   bonds:
  Net unrealized holding gain arising
   during the period
  Less: reclassification adjustment for
   gains included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest      85,207             8,521            0           0       1,328,465                0
Distributions                                       0                 0            0           0               0       (5,566,903)
Purchase of treasury shares                         0                 0      (85,206)     (8,521)     (1,328,460)               0
                                            ----------         ---------   ---------   ----------   --------------  ---------------

Balance at December 31, 1998                4,172,790           417,280     (333,545)    (33,355)     68,849,730      (11,191,614)

                                                             Accumulated
                                                                Other
                                              Comprehen-      Comprehen-
                                                sive             sive
                                                Income          Income         Total
                                             ----------    ------------     ------------

Balance at January 1, 1997                                   $ (81,386)     $62,160,664
Comprehensive income:
Net income                                  $3,545,815                        3,545,815
                                             ---------
Other comprehensive income
  Net unrealized gain on first mortgage
   bonds:
  Net unrealized holding gain arising
   during the period                           188,249
  Add: reclassification adjustment for
   losses included in net income                66,735
                                             ---------
Other comprehensive income                     254,984         254,984          254,984
                                             ---------
Comprehensive income                        $3,800,799
                                             =========
Issuance of shares of beneficial interest                            0        1,398,509
Distributions                                                        0       (5,575,532)
Purchase of treasury shares                                          0       (1,398,515)
                                                           ------------     ------------

Balance at December 31, 1997                                   173,598       60,385,925
Comprehensive income:
Net income                                  $3,396,612                        3,396,612
                                             ---------
Other comprehensive loss:
  Net unrealized gain on first mortgage
   bonds:
  Net unrealized holding gain arising
   during the period                             1,079
  Less: reclassification adjustment for
   gains included in net income                (12,144)
Other comprehensive loss                       (11,065)        (11,065)         (11,065)
                                             ---------
Comprehensive income                        $3,385,547
                                             =========
Issuance of shares of beneficial interest                            0        1,336,986
Distributions                                                        0       (5,566,903)
Purchase of treasury shares                                          0       (1,336,981)
                                                           ------------     ------------

Balance at December 31, 1998                                   162,533       58,204,574


                                                                             (continued)

See accompanying notes to financial statements




                  AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997


                                                                              Treasury Shares of
                                            Shares of Beneficial Interest     Beneficial Interest      Additional     Distributions
                                            -----------------------------  -----------------------      Paid-in         in Excess
                                              Shares            Amount       Shares     Amount           Capital    of Net Income
                                            ----------         ---------   ---------   ----------   --------------  ---------------
Comprehensive income:
Net income                                                                                                              6,260,300
Other comprehensive loss:
  Net unrealized loss on first mortgage
    bonds:
  Net unrealized holding loss arising
   during the period
  Add: reclassification adjustment for
   losses included in net income
Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial interest      41,036             4,103            0            0         629,834                0
Purchase of treasury shares                         0                 0      (41,651)      (4,165)       (639,064)               0
Distributions                                       0                 0            0            0               0      (6,946,745)
                                            ----------       ----------    ---------   ----------     -----------    ------------

                                                    -                              -           -               -

Balance at December 31, 1999                4,213,826        $  421,383     (375,196)   $ (37,520)   $68,840,500     $(11,878,059)
                                           ===========       ==========    =========    =========     ==========      ===========


                                                                Accumulated
                                                                   Other
                                                 Comprehen-      Comprehen-
                                                   sive             sive
                                                 Income          Income           Total
                                                ----------    ------------     ------------
Comprehensive income:
Net income                                     6,260,300                        6,260,300
Other comprehensive loss:
  Net unrealized loss on first mortgage
    bonds:
  Net unrealized holding loss arising
   during the period                            (418,964)
  Add: reclassification adjustment for
   losses included in net income                   1,492
Other comprehensive loss                        (417,472)       (417,472)        (417,472)
                                               ---------
Comprehensive income                          $5,842,828
                                              ==========
Issuance of shares of beneficial interest                              0          633,937
Purchase of treasury shares                                            0         (643,229)
Distributions                                                          0       (6,946,745)
                                                             ------------     ------------

Balance at December 31, 1999                                 $  (254,939)     $57,091,365
                                                             ============     ===========

See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF CASH FLOWS

                                                                            Years Ended December 31,
                                                                -------------------------------------------------
                                                                    1999              1998                 1997
                                                                -----------      ------------         -----------
Cash flows from operating activities:
 Net income                                                     $ 6,260,300       $ 3,396,612         $ 3,545,815
                                                                -----------      ------------         -----------
  Adjustments to reconcile net income to net
   cash (used in) provided by operating activities:
   Unrealized loss on commercial mortgage-
     backed security-related investment                           1,419,016                 0                   0
   Unrealized gain on government security
     sold short                                                  (1,201,317)                0                   0
   Gain on repayment of mortgage loans                           (3,273,202)                0                   0
   Amortization expense-organization costs                                0             5,000              10,000
   Amortization expense-loan premium and
     origination costs                                              337,590           553,608             510,101
   Amortization of REMIC premium                                          0                 0               3,181
   Accretion of REMIC, GNMA and FHA
     Insured Project Loan discount                                  (23,145)          (26,272)            (31,860)
   Accretion of discount on commercial
     mortgage-backed security-related investment                   (144,061)                0                   0
   (Gain) loss on repayment of REMIC certificates                         0           (12,986)             21,849
   Loss on repayment of GNMA certificates                             1,492               842               1,807
   Loss on repayment of FHA Insured Project Loan                          0                 0              43,080
   Changes in operating assets and liabilities:
     Investment in commercial mortgage-
       backed security-related investment                       (35,622,358)                0                   0
     Deposit with broker as collateral for security
       sold short                                               (37,733,101)                0                   0
     Accrued interest receivable                                   (413,413)         (264,775)             56,219
     Other assets                                                   (33,159)                0                   0
     Due to Advisor and affiliates                               (1,281,829)          504,220             324,091
     Accounts payable and
       accrued expenses                                              49,025            24,249             (50,645)
     Accrued interest payable                                       407,952                 0                   0
     Government security sold short                              38,193,276                 0                   0
                                                                -----------      ------------         -----------
   Total adjustments                                            (39,317,234)          783,886             887,823
                                                                -----------      ------------         -----------

  Net cash (used in) provided by operating activities           (33,056,934)        4,180,498           4,433,638
                                                                -----------      ------------         -----------

Cash flows from investing activities:
  Increase in investment in mortgage loans                         (829,204)                0          (2,466,104)
  Proceeds from repayments of mortgage loans                     20,841,545           273,757             215,778
  Increase in note receivable                                    (1,900,000)                0                   0
  Repayment of note receivable                                    1,900,000                 0                   0
  Purchase of REMIC certificates                                          0                 0          (1,981,566)
  Purchase of GNMA certificates                                           0                 0          (1,889,817)
  Principal repayments of GNMA certificates                         442,746           413,254             127,621
  Principal repayments of REMIC certificates                              0         1,806,973             739,904
  Principal repayments of FHA Insured Project Loan                        0                 0           3,408,238
  (Increase) decrease in other assets                              (111,446)            4,826                   0
                                                                -----------      ------------         -----------

  Net cash provided by (used in) investing activities            20,343,641         2,498,810          (1,845,946)
                                                                -----------      ------------         -----------
                                                                                                      (continued)


See accompanying notes to financial statements



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                            Years Ended December 31,
                                                                -------------------------------------------------
                                                                    1999              1998                 1997
                                                                -----------      ------------         -----------
Cash flows from financing activities:
  Proceeds from repurchase facility payable                      19,568,000                 0                   0
  Repayments of repurchase facility payable                        (441,000)                0                   0
  Distributions paid to shareholders                             (5,555,242)       (5,566,903)         (5,575,532)
  Proceeds from issuance of shares of
   beneficial interest                                              633,937         1,336,986           1,398,509
  Purchase of treasury shares                                      (643,229)       (1,336,981)         (1,398,515)
                                                                -----------      ------------         -----------

  Net cash provided by (used in)
   financing activities                                          13,562,466        (5,566,898)         (5,575,538)
                                                                -----------      ------------         -----------

Net increase (decrease) in cash and cash
  equivalents                                                       849,173         1,112,410          (2,987,846)

Cash and cash equivalents at the beginning
  of the year                                                     2,953,125         1,840,715           4,828,561
                                                                -----------      ------------         -----------

Cash and cash equivalents at the end of
  the year                                                     $  3,802,298      $  2,953,125        $  1,840,715
                                                               ============      ============        ============

Supplemental information:
Interest paid                                                  $    498,629      $          0        $          0
                                                               ============      ============        ============

See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 1 - General

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 1999, there were 3,838,630 Shares outstanding.

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

As of December 31, 1999 the Company's mortgage investments consisted of three mortgage loans originated by or on behalf of the Company, four GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment. Due to the complexity of the GNMA and CMBS structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA Certificates or the CMBS-related investment upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

NOTE 2 - Accounting Policies

a)  Basis of Accounting
The books and records of the Company are maintained on the accrual basis of accounting in accordance with generally accepted accounting principles ("GAAP").

b)  Investments in Mortgage Loans
The Company accounts for its investments in mortgage loans under the provisions of Statement of Financial Accounting Standards ("SFAS") No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

Interest on mortgage loans is recognized on the accrual basis. Interest which was accrued but not received is reversed from income if deemed to be uncollectible.

c)  Investments in Mortgage-Backed Securities
The Company accounts for its investments in mortgage-backed securities under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

At the date of acquisition, the Company elected to designate its GNMA certificates as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income using the effective yield method. Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

At the date of acquisition, the Company elected to designate its CMBS-related investment as a trading asset (see Note 5). This investment is carried at its estimated fair value, with the net unrealized gains or losses included in earnings. Interest income is recognized as it becomes receivable, and includes accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. Actual credit loss and prepayment experience are reviewed periodically and effective yields adjusted if necessary.

d)  Short Sales
The Company has entered into a contract to sell a security that it did not own at the time of the sale ("Short Sale"). The Company is utilizing this contract as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. This contract involved the sale of a U.S. Treasury Note borrowed from a broker. The broker will retain the proceeds from the sale until the Company replaces the borrowed security. Risks in these contracts arise from the possible inability of counterparties to meet the terms of their contracts and from movements in securities values and interest rates. The Company does not anticipate nonperformance by any counterparty. If the market value of the securities involved in the Short Sale increases, the Company may be required to meet a "margin call". The Company accounts for its liability to return the borrowed security under its Short Sale contract at its market value, with unrealized gains or losses recorded in earnings. Income earned on the proceeds on deposit with the broker is included in interest income from temporary investments and interest due on securities borrowed under the Short Sale is included in interest expense.

e)  Cash and Cash Equivalents
Cash and cash equivalents include cash in banks, and temporary investments in short-term instruments with original maturity dates equal to or less than three months.

f)  Loan Origination Costs
Acquisition fees and other direct expenses incurred for activities performed to originate or acquire mortgage loans have been capitalized and are included in Investment in Mortgage Loans in the balance sheets. Loan origination costs are being amortized to interest income using the effective yield method over the lives of the respective mortgages.

g)  Fair Value of Financial Instruments
As described above, the Company's GNMA certificates, commercial mortgage-backed security-related investment, and government security sold short are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its mortgage loans, cash and cash equivalents, deposit with broker as collateral for security sold short and the repurchase facility payable, approximate their carrying values at December 31, 1999 and 1998. The fair value of investments in Mortgage Loans and GNMA certificates are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions.

h)  Income Taxes
The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 95% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions.

During 1999, the Company declared distributions of $1.44 per share. For federal income tax purposes, 100% of the distributions were reported as ordinary income to shareholders for 1999.

i)  Comprehensive Income
SFAS No. 130, "Reporting Comprehensive Income," requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on its investment in GNMA certificates, by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from shareholders' equity in the shareholders' equity section of the balance sheets. In accordance with SFAS No. 130, cumulative unrealized gains and losses on securities available-for-sale are classified as accumulated other comprehensive income in shareholders' equity and current period unrealized gains and losses are included as a component of comprehensive income.

j)  Use of Estimates
The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


                                      -27

k)  Segment Information
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers. The Company is an investor in mortgage products and operates in only one reportable segment. The Company does not have or rely upon any major customers. All of the Company's investments are secured by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

l)  New Pronouncements
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

m)  Reclassifications
Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 3 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of December 31, 1999 and 1998 is as follows:


                        Date of
                        Invest-
                         ment/                         AMOUNTS ADVANCED
                         Final    Interest   ----------------------------------------    Out-
                         Matu     Rate on                                   Total      standing     Origi-
               Descrip   -rity    Mortgage    Mortgage    Additional       Amounts       Loan       nation
Property       -tion      Date    Loan (A)      Loans      Loans(b)       Advanced      Balance      Costs
------------- --------  -------   ---------- -----------  -----------  ------------  -----------  ---------
The Cove        308        12/93    7.625%-  $ 6,800,000  $  840,500    $ 7,640,500  $         0  $       0
Apts.           Apt         1/29    9.129%
Houston, TX     Units               (C)
(J)

Oxford on       405        12/93    7.625%-    9,350,000   1,156,000     10,506,000            0           0
Greenridge      Apt.        1/29    9.129%
Apts.           Units              (C)
Houston, TX
(J)

Town &          330         4/94    7.375%-    9,348,000   1,039,000     10,387,000   9,995,170      603,895
Country IV      Apt.        5/29    9.167%
Apts.           Units      (D)(M)   (E)(F)
Urbana, IL

Columbiana      204         4/94    (H)        9,106,099     563,000      9,669,099   9,576,839      537,558
Lakes Apts.     Apt.       11/35
Columbia,       Units     (G)(M)
SC

Stony Brook     125        12/95    7.75%-     8,500,000     763,909      9,263,909   9,177,588      413,492
Village II      Apt.        6/37    9.128%
Apts.           Units     (G)(M)   (I)
East Haven,
CT
                                             -----------  -----------  ------------  -----------  ----------
Total                                        $43,104,099  $4,362,409    $47,466,508  $28,749,597  $1,554,945
                                             ===========  ==========   ============  ===========  ==========


                            Accum
                           -ulated
                            Amor-
                          tization-                              Interest
                           Additional                             Earned       Less
                           Loans and  Balance at  Balance at      by the       1999         Net
               Descrip     Origina-   December     December      Company       Amor-     Interest
Property       -tion      tion Costs  31, 1999(K)  31, 1998      for 1999    Tization     Earned
------------- --------    ----------  ----------- ------------  ----------   --------   ----------
The Cove        308       $        0  $         0  $ 7,343,073  $  117,242   $ 16,789   $  100,453
Apts.           Apt
Houston, TX     Units
(J)

Oxford on       405                0            0   10,096,915     155,267     23,090      132,177
Greenridge      Apt.
Apts.           Units
Houston, TX
(J)

Town &          330          662,589    9,936,476   10,134,960     887,897    115,989      771,908
Country IV      Apt.
Apts.           Units
Urbana, IL

Columbiana      204          408,711    9,705,686    9,014,698     986,289     93,741      892,548
Lakes Apts.     Apt.
Columbia,       Units
SC

Stony Brook     125          339,760    9,251,320    9,375,842     760,796     87,981      672,815
Village II      Apt.
Apts.           Units
East Haven,
CT
                          ----------  ----------- ------------  ----------   --------   ----------
Total                     $1,411,060  $28,893,482  $45,965,488  $2,907,491   $337,590   $2,569,901
                          ==========  =========== ============  ==========   ========   ==========

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

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

Due to the waiving of future additional interest (see Note F below), the Town and Country mortgage loan is considered an impaired loan, as it will not perform in accordance with the contractual terms of the original loan agreement. No allowance for loan losses has been provided for this loan.

On April 29, 1999, the Company made its final advance, in the amount of $829,204, on the Columbiana Mortgage. At the time of the final advance, construction loan extension fees, intended to compensate the Company for the difference between the construction period interest rate and the higher permanent loan interest rate during the extension period, in the amount of $195,958 were received by the Company. The fees received are classified as "interest income from mortgage loans" in the accompanying statements of operations.

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

(F) The operations of Town and Country had not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of the Town and Country obligor, in exchange for the waiving of the prepayment penalty and future Additional Interest and also because the obligation was secured by its partnership interest in the obligor, repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of $1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999.

(G) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(H) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and was 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed doubtful of collection was fully reserved and reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the second quarter. As a result, the Additional Interest which had been fully reserved was recorded as interest income in the second quarter of 1999.

(I) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(J) On March 1, 1999 the outstanding debt due to the Company was fully repaid (see above).

(K) Aggregate cost for federal income tax purposes is $29,766,598.

(M) In order for the Company to exercise an acceleration option it must terminate the mortgage insurance contract with FHA not later than the accelerated payment date and, in certain circumstances, must terminate the mortgage insurance contract upon the exercise of the acceleration option. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the value of the Development has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.


Further information relating to investments in mortgage loans and Additional Loans for the years ended December 31, 1999, 1998 and 1997 is as follows:


                                                           1999               1998             1997
                                                       -----------       -----------         -----------
Investments in mortgage loans - January 1,             $45,965,488       $46,792,853         $45,049,596
                                                       -----------       -----------         -----------

  Additions:

  Columbiana - advance                                     829,204                 0             260,767
  Columbiana - loan origination costs                        4,723                 0               3,032

  Stonybrook - advances                                          0         2,205,337
  Stonybrook - loan origination costs                            0                 0                   0

  Accumulated amortization of additional
  loans at March 1, 1999 included in
  gain on repayment of mortgage loans
                             -  Cove                       365,219                 0                   0
                             -  Oxford                     502,315                 0                   0
Accumulated amortization of loan
  origination costs at March 1, 1999 included
  in gain on repayment of mortgage loans
                             -  Cove                       161,555                 0                   0
                             -  Oxford                     222,148                 0                   0
                                                       -----------       -----------         -----------

                                                         2,085,164                 0           2,469,136
                                                       -----------       -----------         -----------
Deductions:

  Amortization of Additional Loans                        (234,272)         (372,916)           (372,916)
  Amortization of loan origination costs                  (103,318)         (180,692)           (137,185)
  Collection of principal - FHA loans
                             - Cove                     (6,568,343)          (54,375)            (50,395)
                             - Oxford                   (9,031,473)          (74,765)            (69,293)
                             - Town and Country            (82,496)          (76,648)            (71,215)
                             - Columbiana                  (49,198)          (34,145)             (8,918)
                             - Stonybrook                  (36,541)          (33,824)            (15,957)


Collection of principal-
  Additional Loans           -  Cove                      (840,500)                0                   0
                             -  Oxford                  (1,156,000)                0                   0
Loan origination costs at March 1, 1999
  included in gain on repayment of
   mortgage loans            - Cove                       (444,215)                0                   0
                             -  Oxford                    (610,814)                0                   0
                                                       -----------       -----------         -----------

                                                       (19,157,170)         (827,365)           (725,879)

Investments in mortgage loans - December 31,           $28,893,482       $45,965,488         $46,792,853
                                                       ===========       ===========         ===========

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA Certificates as of December 31, 1999 and 1998 is as follows:

                                                                                                                           Accum
                                                   Date                    Original                                       -ulated
                                                Purchased                  Purchase                                        Amorti
                                                  Final        Stated         Price       Principal at    Discount at      -zation
                                Certificate      Payment      Interest     Including       December        December     at December
SELLER                            Number          Date          Rate       Discount        31, 1999        31, 1999       31, 1999
-----------------------------   -----------    -------------  ---------  -------------- -------------- --------------- ------------

GNMA CERTIFICATES

Bear Stearns                       0355540         7/27/94     7.125%     $2,407,102     $2,542,411      $(235,173)     $107,681
                                                   3/15/29

Malone Mortgage                    0382486         7/28/94     8.500%      2,197,130      2,140,592         (8,027)        3,837
                                                   8/15/29

Goldman Sachs                      0328502         7/29/94     8.250%      3,928,615      3,551,736         (3,328)        1,730
                                                   7/15/29

SunCoast Capital Group, Ltd.        G22412         6/23/97     7.000%      1,981,566      1,349,527         (8,856)        4,920
                                                   4/20/27
                                                                         -------------- -------------- --------------- ------------
Total                                                                    $10,514,413     $9,584,266      $(255,384)     $118,168
                                                                         ============== ============== =============== ============


                                    Loan        Unrealized                                  Interest
                                 Origination     Loss at                                     Earned
                                   Costs at      December     Balance at     Balance at      by the                       Net
                                  December                     December       December      Company         1999        Interest
SELLER                            31, 1999       31, 1999      31, 1999       31, 1998      for 1999      Accretion      Earned
-----------------------------  --------------- -------------- -------------- -------------- ------------ ------------- -----------

GNMA CERTIFICATES

Bear Stearns                        $78,656      $(61,797)     $2,431,778    $ 2,589,414     $181,932       $19,968     $201,900


Malone Mortgage                      72,701       (40,417)      2,168,686      2,252,798      182,527           711      183,238


Goldman Sachs                       120,969      (106,053)      3,565,054      3,761,846      296,240           323      296,563


SunCoast Capital Group, Ltd.              0       (46,672)      1,298,919      1,698,944      101,747         2,143      103,890

                               --------------- -------------- -------------- -------------- ------------ ------------- -----------
Total                              $272,326     $(254,939)     $9,464,437    $10,303,002     $762,446       $23,145     $785,591
                               =============== ============== ============== ============== ============ ============= ===========

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at December 31, 1999 and 1998 were as follows:

                                                DECEMBER 31,
                                        ----------------------------
                                            1999           1998
                                        -----------      -----------
Amortized cost                           $9,719,376      $10,140,469
Gross unrealized gain (loss)               (254,939)         162,533
                                        -----------      -----------
Fair Value                               $9,464,437      $10,303,002
                                        ===========      ===========


For the year ended December 31, 1999, there were gains and losses of $1,791 and $3,283, respectively, (including acquisition fees and expenses) on principal repayments of GNMA certificates. For the year ended December 31, 1998, there were gains and losses of $15,148 and $3,004, respectively, (including acquisition fees and expenses) on principal repayments of REMIC and GNMA certificates.

NOTE 5 - Commercial Mortgage-Backed Security-Related Investment and Short Sale

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility (see Note 6). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

Because the Company is required to return the CMBS to ARCap upon request by ARCap, this transaction has been accounted for as a secured loan from the Company to ARCap under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This loan can be contractually settled in such a way that the Company would not recover its recorded investment, so, under SFAS 125, the Company measures its investment in the loan like an investment in a debt security. The Company has elected to utilize the "trading" classification for this investment, and measures the value of the investment as the estimated value of the CMBS collateralizing the loan.


As of December 31, 1999, the 205 mortgage loans underlying the CMBS were secured by 217 properties of the types and in the states identified below:

Property Type                   Percentage (1)
-------------                   -------------
Multifamily                         38%
Retail                              25
Office                              18
Health Care                         4
Hospitality                         4
Industrial                          4
Other                               7

State                           Percentage (1)
-----                           --------------
CA                                  23%
NY                                  14
FL                                  6
PA                                  6
Others (2)                          51

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other state comprises more than 5% of the total.

As of December 31, 1999, there are no unpaid principal balances of loans that are underlying the CMBS investment which are more than 60 days delinquent.

As of December 31, 1999 the CMBS-related investment had an estimated fair value of $34,347,403 and an amortized cost of $35,766,419, resulting in an unrealized loss of $1,419,016 at that date (partially offset by an unrealized gain of $1,201,317 on the Short Sale - see below) which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

At December 31, 1999, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS-related investment was approximately 10%.

The yield to maturity on the Company's CMBS-related investment depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interest provides credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interest generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

On September 30, 1999, the Company entered into a Short Sale. The Company is utilizing this contract as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. This contract involved the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). Bear Stearns will retain proceeds from the sale until the Company replaces the borrowed security. As of December 31, 1999, the U.S. Treasury Note had an estimated fair value of $36,991,959, resulting in an unrealized gain of $1,201,317 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $471,262 on Short Sale proceeds held by Bear Stearns ($37,733,101 at December 31, 1999) and incurred interest of $547,025 on the Short Sale contract during the period September 30, 1999 to December 31, 1999.

NOTE 6 - Repurchase Facility

On September 30, 1999, the Company entered into a repurchase facility (the "Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see Note 5). The Repurchase Facility has a variable interest rate based on the one-month LIBOR rate plus 1.5%,(7.98% at December 31, 1999) which is adjusted on the first day of each month, and terminates on March 17, 2000. In March 2000, the Repurchase Facility was renewed through June 17, 2000. The Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The outstanding balance of the Repurchase Facility (based on 55% of the market of the CMBS at December 1, 1999) was $19,127,000 at December 31, 1999.

NOTE 7 - Related Party Transactions

Prior to the adoption of the Proposals, the Company had an agreement with the Advisor pursuant to which the Advisor received compensation consisting primarily of (i) asset management fees calculated as .625% of total assets invested by the Company; (ii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iii) reimbursement of certain administrative and other costs incurred by the Advisor on behalf of the Company; and (iv) certain other fees. In addition, with respect to Mortgage Loans acquired by the Company, the Advisor was entitled to receive loan placement fees paid by borrowers equal to up to 1.5% of the principal amount of each mortgage loan.

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

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new Mortgage Loans acquired by the Company, the Advisor will receive origination points (fees) paid by borrowers equal to up to 1% of the principal amount of

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

each Mortgage Loan and the Company will receive origination points paid by borrowers in excess of 1%. After the first $100 million of additional Mortgage Loans is acquired, the Company will retain 100% of the origination points paid by borrowers.

The costs incurred to related parties for the years ended December 31, 1999, 1998 and 1997 were as follows:

                                           YEARS ENDED DECEMBER 31,
                               -------------------------------------------------
                                   1999              1998                1997
                               -----------       -----------         -----------
Expense reimbursement          $   255,616       $   120,029         $   111,460
Asset management fees              335,682           362,280             367,044
Incentive fee                      122,270                 0                   0
                               -----------       -----------         -----------

                               $   713,568       $   482,309         $   478,504
                               ===========       ===========         ===========


Asset management fees, the incentive management fee and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $431,000 and $1,327,000 were accrued and unpaid at December 31, 1999 and 1998, respectively.

On May 19, 1999, the Company made a loan in the amount of $1,900,000 to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bore interest at 12% which was payable, along with the principal, at maturity on September 15, 1999. The note was secured by all of the membership interest in the Borrower, was guaranteed by Related Capital Company and could be prepaid in whole or in part at any time. In September 1999, the loan was repaid and the Advisor and the Company each received origination points (fees) in the amount of $19,000. The Company earned interest income of approximately $86,000 from this loan.

NOTE 8 - Earnings Per Share

Basic net income per share in the amount of $1.63, $.88 and $.92 for the years ended December 31, 1999, 1998 and 1997, respectively, equals net income for the periods ($6,260,300, $3,396,612 and $3,545,815, respectively), divided by the weighted average number of shares outstanding for the periods (3,841,931, 3,845,101 and 3,851,029, respectively).

Because the Company has no dilutive securities outstanding at December 31, 1999, diluted net income per share is the same as basic net income per share.

NOTE 9 - Capital Shares

In December 1992, the Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from the Advisor.

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, an affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest at an initial offering price of $20 per share. The Offering terminated as of November 30, 1994. As of November 30, 1994, a total of 3,809,601 shares had been sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan") which became effective on March 29, 1993, representing Gross Proceeds (the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575). Pursuant to the Redemption Plan which became effective November 30, 1994, the Company was required to redeem eligible shares presented for redemption for cash to the extent it has sufficient net proceeds from the sale of shares under the Reinvestment Plan. Since November 30, 1994, 355,744 shares were sold through the Reinvestment Plan, the proceeds of which were restricted for use in connection with the Redemption Plan and were not included in gross proceeds. Pursuant to the Redemption Plan, since November 30, 1994, 374,412 shares have been redeemed for an aggregate price of $6,575,799. Of such redemptions, 16,931 shares were redeemed from proceeds from the Reinvestment Plan before the termination of the Offering and therefore, the proceeds available for future investment were reduced by $319,987. During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 shares purchased, which the Advisor has valued at $14.75 per share, pursuant to the terms of the Offering. As a result of the shares being redeemed the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be returned since then.

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

Shares received pursuant to the Reinvestment Plan entitled participants to the same rights and treatment in the same manner as those issued pursuant to the Offering. In connection with shares issued pursuant to the Company's Reinvestment Plan which were not used for the Redemption Plan, the Company issued shares to the Advisor in an amount which equalled (after such issuance) 1% of the outstanding shares.

Through the quarter ended March 31, 1997, the redemption price pursuant to the Redemption Plan was $19 per Eligible Share. As permitted by the provisions of the Redemption Plan, the Board of Trustees implemented the following change to the calculation of the redemption price for the quarter ended June 30, 1997: the original $19 per share redemption price was reduced to reflect any return of principal received by shareholders. As of June 30, 1997, the amount of principal which had been distributed to shareholders was $1.53 per share and, therefore, the redemption price was $17.47 per share ($19 per share less $1.53 per share) for redemptions which occurred in October 1997 for the

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

quarter ended June 30, 1997. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's shares of beneficial interest ($15.16 at December 31, 1998). This new policy was effective for redemptions with respect to quarters ended September 30, 1997 and thereafter.

Under the Redemption Plan, any shareholder (except the Advisor who could not participate in the Redemption Plan) who acquired or received shares directly from the Company or the Reinvestment Plan (such shares, for so long as owned by the original holder, were called "Eligible Shares") could present such Eligible Shares to the Company for redemption. The Company was required to redeem such Eligible Shares presented for redemption for cash to the extent it had sufficient net proceeds ("Reinvestment Proceeds") from the sale of shares under the Reinvestment Plan. The full amount of Reinvestment Proceeds in any quarter was used to redeem Eligible Shares presented for redemption during such quarter. If the full amount of Reinvestment Proceeds available for redemption in any given quarter was insufficient to redeem all Eligible Shares presented for redemption during such quarter, the Company would redeem the Eligible Shares presented for redemption on a pro rata whole share basis, without redemption of fractional shares.

A shareholder could present less than all their Eligible Shares to the Company for redemption, provided, however, that (i) they presented the lesser of all of their Eligible Shares or 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan) for redemption, and (ii) if they retained any Eligible Shares, they must have retained at least 125 Eligible Shares (50 Eligible Shares for an Individual Retirement Account or Keogh Plan).

As a result of the adoption of the Proposals (see Note 1), the Company's Reinvestment Plan and Redemption Plan have been terminated, effective with the distribution for the quarter ended March 31, 1999. The final reinvestment of shares occurred on May 15, 1999. The final redemption of shares occurred on May 24, 1999. In addition, in connection with the listing of the Company's Shares on the American Stock Exchange, fractional shares totaling approximately 612 were redeemed on July 1, 1999.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


NOTE 10 - Selected Quarterly Financial Data (unaudited)

                                                                            1999 Quarter Ended
                                                   -----------------------------------------------------------------------
                                                   March 31             June 30         September 30        December 31
                                                   ---------           ---------        ------------        -----------
Revenues:

Interest income:
  Mortgage loans                                  $  548,365          $  666,585           $  465,994         $   888,957
  GNMA certificates                                  199,646             196,898              195,315             193,732
  Commercial mortgage-backed
   security-related investment                             0                   0               10,187             940,269
  Note receivable                                          0              26,860               58,926                   0
  Temporary investments                               96,528             262,386              221,459             512,244
Other income                                               0               4,231               19,000                   0
                                                   ---------           ---------            ---------           ---------

Total revenues                                       844,539           1,156,960              970,881           2,535,202
                                                   ---------           ---------            ---------           ---------
Expenses:
  Interest                                                 0                   0                6,061             900,520
  General and administrative                         137,534             298,729              250,841             342,736
  Organization costs                                       0             348,413               16,405                  54
                                                   ---------           ---------            ---------           ---------

   Total expenses                                    137,534             647,142              273,307           1,243,310
                                                   ---------           ---------            ---------           ---------
Other gain (loss):

  Net realized loss on
   repayment of GNMA certificates                        (86)               (331)                (485)               (590)

  Net unrealized loss on commercial
    mortgage-backed security-related
   investment and government
   security sold short                                     0                   0                    0            (217,699)

  Gain on repayment of mortgage loans              3,273,202                   0                    0                   0
                                                   ---------           ---------            ---------           ---------

  Total other gain (loss)                          3,273,116                (331)                (485)           (218,289)
                                                   ---------        ------------            ---------          ----------

  Net income                                      $3,980,121         $   509,487             $697,089          $1,073,603
                                                   =========           =========            =========           =========

  Net income per share
   (basic and diluted)                            $     1.03         $       .13            $     .18          $      .28
                                                   =========           =========            =========           =========

The results for the quarter ended March 31, 1999 reflect the gain on repayment of the Cove and Oxford mortgage loans. The results for the quarter ended June 30, 1999 reflect $348,413 of organization costs incurred in connection with the restructuring of the Company. The results for the quarter ended December 31, 1999 reflect Additional Interest of $411,911 on the Town and Country mortgage loan which had been fully reserved in prior quarters but was recognized in December of 1999 when deemed collectible. In addition, $195,958 which was shown as other income for the quarter ended June 30, 1999 was reclassified to interest income from mortgage loans to conform to the December 31, 1999 presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

                                                                           1999 Quarter Ended
                                                   -----------------------------------------------------------------------
                                                   March 31            June 30          September 30         December 31
                                                   ---------          ---------         -------------        -----------
Revenues:

Interest income:
  Mortgage loans                                  $  845,699         $  802,370           $  787,949           $  601,864
  REMIC and GNMA certificates                        233,385            230,184              217,714              199,397
  Temporary investments                               24,423             27,196               31,336               29,998
                                                   ---------          ---------            ---------            ---------

   Total revenues                                  1,103,507          1,059,750            1,036,999              831,259
                                                   ---------          ---------            ---------              -------

Expenses:
  General and administrative                         140,532            167,901              186,345              147,269
  Amortization                                         2,500              2,500                    0                    0
                                                   ---------          ---------            ---------            ---------

   Total expenses                                    143,032            170,401              186,345              147,269
                                                   ---------          ---------            ---------            ---------

Other gain (loss):

  Net realized gain (loss) on
   repayment of REMIC
   and GNMA certificates                                (368)              (249)               7,265                5,496
                                                   ---------          ---------            ---------            ---------
  Net income                                      $  960,107         $  889,100           $  857,919           $  689,486
                                                   =========          =========            =========            =========

  Net income per share
   (basic and diluted)                            $      .25         $      .23           $      .22           $     .18
                                                   =========          =========            =========            =========


NOTE 11 - Commitments and Contingencies

The Company is currently in the process of completing a loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

NOTE 12 - Subsequent Events

On January 18, 2000, one of the Company's GNMA certificates in the original amount of $3,928,615 (including the discount), with an amortized cost basis of $ 3,671,107 at December 31, 1999, was repaid in the amount of $3,551,736 along with a prepayment penalty of $177,587 which was received in February 2000. This repayment (including the prepayment penalty) resulted in a realized gain in the amount of approximately $58,000.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value FHA loans ownes by the Company. This facility has a term of 365 days and bears interest at LIBOR plus 1.25%. As of March 20, 2000, no amounts are outstanding under facility.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Company.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11.  Executive Compensation.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13.  Certain Relationships and Related Transactions.

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                    PART IV

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                                     Sequential
                                                                                                         Page
(a) 1.      FINANCIAL STATEMENTS                                                                     ----------
            Independent Auditors' Report - Deloitte & Touche LLP

            Independent Auditors' Report - KPMG LLP                                                       13

            Balance Sheets as of December 31, 1999 and 1998                                               14

            Statements of Income for the years ended December 31, 1999, 1998
            and 1997                                                                                      15

            Statements of Changes in Shareholders' Equity for the years ended
            December 31, 1999, 1998 and 1997                                                              16

            Statements of Cash Flows for the years ended December 31, 1999,
            1998 and 1997                                                                                 18

            Notes to Financial Statements                                                                 20

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

3.4 Amended and Restated Declaration of Trust, dated as of March 29, 1993, as amended as of July 1, 1993 as previously filed as an Exhibit to Post-Effective Amendment No. 1 dated November 9, 1993.

            Amendment No. 2 to Amended and Restated Declaration of Trust, dated as of April 5, 1994 as previously filed as an Exhibit to Annual Report on Form 10-K for the year ended December 31, 1993.

3.4(c) Second Amended and Restated Declaration of Trust, dated as of April 6, 1999 (incorporated by reference to Exhibit 3.4(c) in the Company's March 31, 1999 Quarterly Report on Form 10-Q).

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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                  (continued)

                                                                                                     Sequential
                                                                                                         Page
                                                                                                     ----------

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

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                  (continued)

                                                                                                     Sequential
                                                                                                         Page
                                                                                                     ----------

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

10(y) Supplemental Mortgage Note by Columbiana Lakes Limited Partnership, dated as of April 1, 1999 incorporated by reference to Exhibit 10(y) in the Company's September 30, 1999 Quarterly Report on Form 10-Q.

10(z) Amended and Restated Advisory Services Agreement, effective as of April 6, 1999 incorporated by reference to Exhibit 10(z) in the Company's September 30, 1999 Quarterly Report on Form 10-Q.

Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                  (continued)

                                                                                                     Sequential
                                                                                                         Page
                                                                                                     ----------

23(a)       Consent of KPMG LLP with respect to incorporation by reference in its report in the Company's Registration Statement on Form S-3
            (filed herewith).                                                                            37

23(b) Consent of Deloitte & Touche LLP with respect to incorporation by reference in its report in the Company's Registration Statement on Form S-3 (filed herewith).

27          Financial Data Schedule (filed herewith)                                                     39

(b)         REPORTS ON FORM 8-K

            Current Report on Form 8-K relating to the acquisition of a subordinated commercial mortgage-backed security, a repurchase facility payable, a government security sold short and an agreement with ARCap Investors L.L.C. was dated October 1, 1999 and was filed on October 19, 1999.

            Current Report on Form 8-K relating to the resignation of J. Michael
            Fried as Chairman of the Board of Trustees and Chief Executive
            Officer and Stuart J. Boesky as Chief Operating Officer and the unanimous appointment of Stuart J. Boesky as Chairman of the Board of Trustees and Chief Executive Officer was dated December 16, 1999 and was filed on January 5, 2000.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 29, 2000                By:  /s/ Stuart J. Boesky
                                          --------------------
                                          Stuart J. Boesky
                                          Trustee, Chairman of the Board,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



   SIGNATURE                      TITLE                                 DATE



/s/ Stuart J. Boesky
--------------------         Trustee, Chairman of the Board,
Stuart J. Boesky             President and Chief Executive       March 29, 2000
                             Officer


/s/ Peter T. Allen
------------------
Peter T. Allen               Trustee                             March 29, 2000


/s/ Arthur P. Fisch
-------------------
Arthur P. Fisch              Trustee                             March 29, 2000


/s/ John B. Roche
-----------------            Senior Vice President and
John B. Roche                Chief Financial Officer             March 29, 2000


/s/ Richard A. Palermo
-------------------          Vice President, Treasurer,
Richard A. Palermo           Controller and Chief Accounting     March 29, 2000
                             Officer