Form 10-Q
period 2000-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 2000-05-12
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000

                                       OR

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934


                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X   No
                                                   ---     ----

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                 Balance Sheets
                                   (Unaudited)

                                                           ============         =============
                                                            March 31,            December 31,
                                                              2000                   1999
                                                           ------------         -------------
                                                           C>
ASSETS

Investments in mortgage loans                                18,889,970         $  28,893,482
Investments in GNMA certificates-
    available for sale                                        5,860,842             9,464,437
Commercial mortgage-backed security-
    related investment                                       34,977,399            34,347,403
Deposit with broker as collateral for
    security sold short                                      33,864,900            37,733,101
Due from loan servicing agent                                 8,942,630                     0
Cash and cash equivalents                                     8,878,874             3,802,298
Accrued interest receivable                                     679,220             1,180,115
Deferred loan costs                                              94,373                     0
Other assets                                                    125,846               144,605
                                                            -----------           -----------
Total assets                                               $112,314,054          $115,565,441
                                                            ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

    Repurchase facility payable                            $ 19,269,000          $ 19,127,000
    Accrued interest payable                                    319,859               407,952
    Accounts payable and accrued expenses                       162,046               122,397
    Due to Advisor and affiliates                               764,764               433,265
    Distributions payable                                     1,391,503             1,391,503
    Government security sold short                           34,123,740            36,991,959
                                                            -----------           -----------
Total liabilities                                            56,030,912            58,474,076
                                                            -----------           -----------

Commitments and contingencies

Shareholders' equity:
    Shares of beneficial interest; $.10 par value;
        12,500,000 shares authorized; 4,213,826 issued
        and 3,838,630 outstanding                               421,383               421,383
    Treasury shares of beneficial interest;
        375,196 shares                                          (37,520)              (37,520)
    Additional paid-in capital                               68,840,500            68,840,500
    Distributions in excess of net income                   (12,786,347)          (11,878,059)
    Accumulated other comprehensive loss                       (154,874)             (254,939)
                                                            -----------           -----------
Total shareholders' equity                                   56,283,142            57,091,365
                                                            -----------           -----------
Total liabilities and shareholders' equity                 $112,314,054          $115,565,441
                                                            ===========           ===========




                 See accompanying notes to financial statements
                                       -2-

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                              Statements of Income
                                   (Unaudited)

                                                          ==================================
                                                                  Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                              2000                  1999
                                                          ------------          ------------
Revenues:
    Interest income:
        Mortgage loans                                      $  491,400            $  548,365
        GNMA certificates                                      119,631               199,646
        Commercial mortgage-
           backed security-related
           investment                                          950,662                     0
        Temporary investments                                  547,104                96,528
                                                             ---------             ---------

        Total revenues                                       2,108,797               844,539
                                                             ---------             ---------
Expenses:

    Interest                                                   909,107                     0
    General and administrative                                 332,220               137,534
    Amortization                                                13,651                     0
                                                             ---------             ---------

        Total expenses                                       1,254,978               137,534
                                                             ---------             ---------
Other gain (loss):

    Net gain (loss) on
        repayments of GNMA
        certificates                                            58,274                   (86)

    Net loss on commercial mortgage-
        backed security-related
        investment and government
        securities sold short                                 (457,042)                    0

    Gain on repayment of
        mortgage loans                                          28,165             3,273,202
                                                             ---------             ---------

    Total other gain (loss)                                   (370,603)            3,273,116
                                                             ---------             ---------

    Net income                                              $  483,216            $3,980,121
                                                             =========             =========

    Net income per share
        (basic and diluted)                                 $      .13            $     1.03
                                                             =========             =========
    Weighted average
        shares outstanding
        (basic and diluted)                                  3,838,630             3,848,915
                                                             =========             =========




                 See accompanying notes to financial statements
                                       -3-

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)

                                                                                       Treasury Shares of
                                                  Shares of Beneficial Interest        Beneficial Interest        Additional
                                                  -----------------------------     -------------------------       Paid-in
                                                   Shares               Amount       Shares           Amount        Capital
                                                  ---------            --------     ---------        --------     -----------
Balance at January 1, 2000                        4,213,826            $421,383     (375,196)        $(37,520)    $68,840,500

Comprehensive income:
Net income                                                0                   0            0                0               0
Other comprehensive income:
  Net unrealized gain on first
    mortgage bonds:
  Net unrealized holding gain arising
    during the period
  Less: reclassification adjustment for
    gains included in net income

Other comprehensive income

Comprehensive income

Distributions                                             0                   0            0                0               0
                                                  ---------             -------     --------          -------      ----------

Balance at March 31, 2000                         4,213,826            $421,383     (375,196)        $(37,520)    $68,840,500
                                                  =========             =======     ========          =======      ==========

                                                                                        Accumulated
                                                  Distributions                            Other
                                                    in Excess       Comprehensive      Comprehensive
                                                  of Net Income        Income          Income (Loss)         Total
                                                  -------------     -------------     ---------------     -----------
Balance at January 1, 2000                        $(11,878,059)                          $(254,939)       $57,091,365

Comprehensive income:
Net income                                             483,216         $483,216                  0            483,216
Other comprehensive income:
  Net unrealized gain on first
    mortgage bonds:
  Net unrealized holding gain arising
    during the period                                                  158,339
  Less: reclassification adjustment for
    gains included in net income                                       (58,274)
                                                                      --------
Other comprehensive income                                             100,065             100,065            100,065
                                                                      --------
Comprehensive income                                                  $583,281
                                                                       =======
Distributions                                       (1,391,504)                                  0         (1,391,504)
                                                    ----------                            --------         ----------

Balance at March 31, 2000                         $(12,786,347)                          $(154,874)       $56,283,142
                                                   ===========                            ========         ==========

See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)

                                                          ==================================
                                                                  Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                              2000                  1999
                                                          ------------          ------------
Cash flows from operating activities:
  Net income                                               $   483,216            $3,980,121
                                                            ----------             ---------
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Gain on commercial mortgage-backed
        security-related investment                           (432,590)                    0
     Loss on government securities sold short                  889,632                     0
     Gain on repayment of mortgage loans                       (28,165)           (3,273,202)
     Amortization expense-loan premium and
        origination costs                                       59,163               122,235
     Accretion of GNMA discount                                 (5,639)               (5,852)
     Accretion of discount on commercial
        mortgage-backed security-related investment           (147,952)                    0
     Amortization of deferred costs relating to
        the CMBS-related investment                              3,685                     0
     Amortization                                               13,651                     0
     (Gain) loss on repayment of GNMA certificates             (58,274)                   86
  Changes in operating assets and liabilities:
  Deposit with broker as collateral for security
     sold short                                              3,868,201                     0
  Accrued interest receivable                                  500,895               314,399
  Other assets                                                  33,159                     0
  Due to Advisor and affiliates                                331,499               114,049
  Accounts payable and accrued expenses                         39,649               (29,941)
  Accrued interest payable                                     (88,093)                    0
  Deferred costs relating to the CMBS-related
     investment                                                (53,139)                    0
  Purchase of government security                          (37,299,201)                    0
  Government security sold short                            33,541,350                     0
                                                            ----------             ---------
Total adjustments                                            1,167,831            (2,758,226)
                                                            ----------             ---------

  Net cash provided by operating activities                  1,651,047             1,221,895
                                                            ----------             ---------
Cash flows from investing activities:
  Proceeds from repayments of mortgage loans                 1,074,884            20,711,964
  Principal repayments of GNMA Certificates                  3,767,573               161,125
  Costs relating to repayment of mortgage loan                 (45,000)                    0
  Increase in other assets                                     (14,400)                    0
                                                            ----------             ---------

  Net cash provided by investing activities                  4,783,057            20,873,089
                                                            ----------             ---------




                 See accompanying notes to financial statements
                                       -5-

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                          ==================================
                                                                  Three Months Ended
                                                                       March 31,
                                                          ----------------------------------
                                                              2000                  1999
                                                          ------------          ------------
Cash flows from financing activities:
  Proceeds from repurchase facility payable                    541,000                     0
  Repayments of repurchase facility payable                   (399,000)                    0
  Distribution paid to shareholders                         (1,391,504)           (1,403,165)
  Proceeds from issuance of shares of beneficial
    interest                                                         0               325,995
  Purchase of treasury shares                                        0              (325,997)
  Increase in deferred loan costs                             (108,024)                    0
                                                            ----------             ---------
  Net cash used in financing
    activities                                              (1,357,528)           (1,403,167)
                                                            ----------             ---------
Net increase in cash and cash
  equivalents                                                5,076,576            20,691,817

Cash and cash equivalents at the beginning
  of the period                                              3,802,298             2,953,125
                                                            ----------             ---------
Cash and cash equivalents at the end of the
  period                                                    $8,878,874           $23,644,942
                                                             =========            ==========

Supplemental information:
Interest paid                                               $  997,200           $         0
                                                             =========            ==========

Supplemental disclosure of noncash activities:

  Proceeds from repayment of mortgage
    loan which are due from loan servicing agent            $8,942,630           $         0
                                                             =========            ==========




                 See accompanying notes to financial statements
                                       -6-

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of March 31, 2000, there were 3,838,630 Shares outstanding.

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

As of March 31, 2000 the Company's mortgage investments consisted of two mortgage loans originated by or on behalf of the Company, three GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment. Due to the complexity of the GNMA and CMBS structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA Certificates or the CMBS-related investment upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

The Company is governed by a board of trustees comprised of two independent trustees and one trustee who is affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and the results of its operations and its cash flows for the three months ended March 31, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

Certain prior year amounts have been reclassified to conform to current year presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of March 31, 2000 and December 31, 1999 is as follows:


                                                                                                               Accum
                        Date of                                                                               -ulated
                        Invest-   Interest                                                                      Amor-
                         ment/     Rate on            Amounts Advanced                                        tization-
                         Final       FHA     -----------------------------------         Out-                 Additional
                          Matu     Insured   FHA Insured                Total          standing     Origi-    Loans and
              Descrip    -rity    Mortgage    Mortgage    Additional   Amounts           Loan       nation     Origina-
Property       -tion      Date    Loan (A)       Loans      Loans (B)  Advanced         Balance       Costs   Tion Costs
--------      -------   -------   --------   ----------   -----------  --------        --------     -------   -----------
Town &          330      4/94     7.375%-    $ 9,348,000   $1,039,000  $10,387,000   $         0   $      0     $      0
Country IV      Apt.     5/29     9.167%
Apts.           Units             (C)
Urbana, IL
(G)

Columbiana      204      4/94     (E)          9,106,099      563,000    9,669,099     9,564,079    537,558      431,154
Lakes Apts.     Apt.     11/35
Columbia,       Units    (D) (I)
SC

Stony Brook     125      12/95    7.75%-       8,500,000      763,909    9,263,909     9,168,004    413,492      362,009
Village II      Apt.     6/37     9.128%
Apts.           Units    (D) (I)  (F)
East Haven,
CT
                                             ------------ ----------- -------------- ----------- ------------ -----------

Total                                        $26,954,099   $2,365,909  $29,320,008   $18,732,083   $951,050     $793,163

                                             ============ =========== ============== =========== ============ ===========




                                          Interest
                                            Earned     Less
               Balance at   Balance at      by the     2000        Net
                  March      December      Company     Amor-     Interest
Property        31, 2000    31, 1999(H)   for 2000   tization    earned
--------       ----------   ------------   --------   --------   --------
Town &         $         0  $ 9,936,476    $168,642   $14,470     $154,172
Country IV
Apts.
Urbana, IL
(G)

Columbiana       9,670,483    9,705,686     192,329    22,443      169,886
Lakes Apts.
Columbia,
SC

Stony Brook      9,219,487    9,251,320     189,592    22,250      167,342
Village II
Apts.
East Haven,
CT
               ------------ ------------ ----------- ---------- ------------

Total          $18,889,970  $28,893,482    $550,563   $59,163     $491,400

               ============ ============ =========== ========== ============

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


The operations of Town & Country had not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of Town & Country Estates, Ltd. (the "Town & Country Obligor"), the owner of Town & Country Apartments, in exchange for the waiving of the prepayment penalty and future Additional Interest and also because the obligation was secured by its partnership interest in the obligor, repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of $1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999. On March 31, 2000, the Town & Country Obligor fully repaid the outstanding balance of the FHA insured mortgage loan and accrued Base Interest in the amounts of $8,934,581 and $53,049, respectively. The Town & Country Obligor has no further obligations to the Company. The repayment of the FHA insured mortgage loan and the additional loan resulted in a gain on the repayment (including a $45,000 loan termination fee due from the Company to the loan servicing agent and unamortized origination costs) in the amount of $28,165.

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

(D) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(E) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and was 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company is entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed doubtful of collection was fully reserved and reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the second quarter. As a result, the Additional Interest which had been fully reserved was recorded as interest income in the second quarter of 1999.

(F) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(G) On January 21, 2000 and March 31, 2000 the additional loan and the FHA insured mortgage loan, respectively, due to the Company were fully repaid (see above).

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)


(H) Aggregate cost for federal income tax purposes is $29,766,598.

(I) In order for the Company to exercise an acceleration option it must terminate the mortgage insurance contract with FHA not later than the accelerated payment date and, in certain circumstances, must terminate the mortgage insurance contract upon the exercise of the acceleration option. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the value of the underlying property has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of March 31, 2000 and December 31, 1999 is as follows:

                                                                                                                        Accum-
                                                                                                                        ulated
                                                 Date                    Original                                       Amorti-
                                              Purchased                  Purchase                                       zation
                                            /Final            Stated         Price    Principal at    Discount at         at
                              Certificate      Payment      Interest     Including        March           March          March
Seller                         Number              Date         Rate     Discount       31, 2000        31, 2000       31, 2000
------                        ----------    ------------    ---------    --------     ------------    ------------    -----------
GNMA CERTIFICATES

Bear Stearns                  0355540        7/27/94         7.125%      $ 2,407,102     $2,536,197     $(234,598)     $112,378
                                             3/15/29

Malone Mortgage               0382486        7/28/94         8.500%        2,197,130      2,136,752        (8,013)        4,006
                                             8/15/29

Goldman Sachs                 0328502        7/29/94         8.250%        3,928,615              0             0             0
                                             7/15/29 (A)

SunCoast Capital Group, Ltd.  G22412         6/23/97         7.000%        1,981,566      1,321,331        (8,671)        5,299
                                             4/20/27
                                                                        -------------- -------------- --------------- ------------

Total                                                                    $10,514,413     $5,994,280     $(251,282)     $121,683

                                                                        ============== ============== =============== ============



                                                                                             Interest
                                   Loan         Unrealized                                    Earned
                                 Origination      Loss at     Balance at     Balance at       by the                     Net
                              Costs at March       March       March          December       Company       2000        Interest
Seller                           31, 2000        31, 2000      31, 2000      31, 1999        for 2000    Accretion      Earned
------                        --------------    -----------  ------------   -----------    -----------  ----------     --------
GNMA CERTIFICATES

Bear Stearns                     $ 78,464       $ (53,489)     $2,438,952    $ 2,431,778     $ 45,214    $4,962         $ 50,176


Malone Mortgage                    72,571         (45,932)      2,159,384      2,168,686       45,433       177           45,610


Goldman Sachs                           0               0               0      3,565,054            0        13               13


SunCoast Capital Group, Ltd.            0         (55,453)      1,262,506      1,298,919       23,345       487           23,832

                              --------------- -------------- -------------- -------------- ------------ ------------- ------------

Total                            $151,035       $(154,874)     $5,860,842    $ 9,464,437     $113,992    $5,639         $119,631

                              =============== ============== ============== ============== ============ ============= ============

(A) On January 18, 2000, the Company received the final repayment amounting to $3,551,736. In addition, a prepayment penalty in the amount of $177,587 was received on February 8, 2000.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at March 31, 2000 and December 31, 1999 were as follows:

                                                  March 31,    December 31,
                                                    2000           1999
                                                -------------  ------------
Amortized cost                                    $6,015,716     $9,719,376
Gross unrealized loss                               (154,874)      (254,939)
                                                   ----------     ---------
Fair Value                                        $5,860,842     $9,464,437
                                                   =========      =========


Note 4 - Commercial Mortgage-Backed Security-Related Investment and Short Sale

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

Because the Company is required to return the CMBS to ARCap upon request by ARCap, this transaction has been accounted for as a secured loan from the Company to ARCap under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This loan can be contractually settled in such a way that the Company would not recover its recorded investment, so, under SFAS 125, the Company measures its investment in the loan like an investment in a debt security. The Company has elected to utilize the "trading" classification for this investment, and measures the value of the investment as the estimated value of the CMBS collateralizing the loan. Deferred costs relating to the CMBS-related investment are included in the basis of such investment and are being amortized as a reduction to interest income from the CMBS-related investment over 7.25 years, which is the estimated term to maturity of the CMBS-related investment.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

As of March 31, 2000 the 205 mortgage loans underlying the CMBS were secured by 217 properties of the types and in the states identified below:

Property Type            Percentage (1)
-------------            --------------
Multifamily                   38%
Retail                        29
Office                        17
Hospitality                   6
Health Care                   4
Industrial                    4
Other                         2

State                    Percentage (1)
-------------            --------------

CA                            20%
NY                            12
FL                            6
PA                            6
Others (2)                    56

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.
(2) No other state comprises more than 5% of the total.

As of March 31, 2000, there are no unpaid principal balances of loans that are underlying the CMBS investment which are more than 60 days delinquent.

As of March 31, 2000 the CMBS-related investment had an estimated fair value of $34,977,399 and an amortized cost of $35,963,825, resulting in an unrealized loss of $986,426 at that date (partially offset by a realized gain on the September 30, 1999 Short Sale of $894,075 and an unrealized loss of $582,390 on the March 16, 2000 Short Sale - see below) which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

At March 31, 2000, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS-related investment was approximately 11%.

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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore no assurance that the yield to maturity discussed above will be achieved.

The Company enters into contracts to sell securities that it does not own at the time of sale ("short sales"). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. The broker which lends the securities to the Company retains the proceeds from the sale until the Company replaces the borrowed security. On September 30, 1999, the Company entered into a Short Sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns for $37,299,201 resulting in a realized gain of $894,075 and entered into an additional Short Sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns for net proceeds of $33,717,703 (which included accrued interest of $176,353). As of March 31, 2000, the U.S. Treasury Note involved in the March 16, 2000 Short Sale had an estimated fair value of $34,123,740, resulting in an unrealized loss of $582,390 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $457,151 on Short Sale proceeds held by Bear Stearns ($33,864,900 at March 31, 2000) and incurred interest of $553,480 on its Short Sale contracts during the three months ended March 31, 2000.

NOTE 5 - Repurchase Facilities

On September 30, 1999, the Company entered into a repurchase facility (the "Bear Stearns Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see Note 4). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5% (7.60% at March 31, 2000), which was adjusted on the first day of each month, and terminated on March 17, 2000. In March 2000, the Bear Stearns Repurchase Facility was renewed through June 17, 2000. The Bear Stearns Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The outstanding balance of the Bear Stearns Repurchase Facility (based on 55% of the market of the CMBS at March 17, 2000) was $19,269,000 at March 31, 2000.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of March 31, 2000 , no amounts were outstanding under The Nomura Repurchase Facility. Deferred costs relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

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

As a result of the adoption of the Proposals (see Note 1), the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor; (b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor as also set forth below. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii)
 .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v)
 .625% for investments held prior to the adoption of the Proposals. The annual incentive fee is calculated as follows: subject to a minimum annual distribution being made to shareholders from cash available for distribution of approximately $1.45 per Share, the Advisor will be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations of the Company (before the incentive fee) per Share (based on the weighted average number of Shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per Share (based on the weighted average number of Shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per Share of the initial offering (i.e. $20 per Share) and the prices per Share of any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury rate plus two percent per annum multiplied by (B) the weighted average number of Shares outstanding during such fiscal year. For any period less than a fiscal year during which the amended Advisory Agreement is in effect, the incentive fee will be prorated according to the proportion which such period bears to a full fiscal year, taking into account, however, the Company's cash available for distribution for the entire fiscal year. There was no incentive management fee accrued for the quarter ended March 31, 2000.

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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                 March 31, 2000
                                   (Unaudited)

The costs incurred to related parties for the three months ended March 31, 2000 and 1999 were as follows:

                                                   Three Months Ended
                                                       March 31,
                                              ---------------------------
                                                2000               1999
                                              ---------------------------
Expense reimbursement                         $115,646           $ 31,388
Asset management fees                          121,944             78,754
                                               -------            -------

                                              $237,590           $110,142
                                               =======            =======

Note 7 - Earnings Per Share

Basic net income per share in the amount $.13 and $1.03 for the three months ended March 31, 2000 and 1999, respectively, equals net income for the periods ($483,216 and $3,980,121, respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630 and 3,848,915, respectively).

Because the Company had no dilutive securities outstanding at March 31, 2000 or 1999, diluted net income per share is the same as basic net income per share.

Note 8 - Commitments and Contingencies

The Company is currently in the process of completing a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

Note 9 - Subsequent Event

On April 18, 2000, the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Hollows Apartments, a multifamily market-rate housing apartment complex located in North Carolina. The mortgage loan, in the amount of $8,946,100 is 99% insured by the FHA, and bears interest at 7.875%. The equity loan, in the amount of $1,549,200, has a minimum term of ten years plus the construction period, has a 10% interest rate, and is not insured. As of May 12, 2000, $734,972 of the FHA Insured mortgage loan and the full amount of the additional loan have been funded. Both loans have a 5-year lockout against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans. The Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service, and 25% of the sale or refinancing proceeds.

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

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of March 31, 2000, there were 3,838,630 Shares outstanding.

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

As of March 31, 2000, the Company's mortgage investments consisted of two mortgage loans originated by or on behalf of the Company, three GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment. Due to the complexity of the GNMA and CMBS structure and the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA Certificates or the CMBS-related investment upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

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

During the three months ended March 31, 2000, cash and cash equivalents increased approximately $5,077,000 primarily due to cash provided by operating activities ($1,651,000), principal repayments of mortgage loans and GNMA Certificates ($4,842,000) and proceeds from a repurchase facility payable ($541,000) which exceeded distributions paid to shareholders ($1,392,000), repayments of the repurchase facility payable ($399,000) and an increase in deferred costs ($108,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on repayment of mortgage loans ($28,000), a gain on repayments of GNMA certificates ($58,000), a gain on commercial mortgage-backed, security-related investment ($433,000), a loss on government securities sold short ($890,000) and net accretion ($77,000).

Net unrealized losses on GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $154,874 at March 31, 2000. This represents a decrease of $100,065 in the unrealized loss for the three months ended March 31, 2000, of which a decrease of $107,252 is attributable to the repayments of GNMA investments (which resulted in a net realized gain of $58,274) and an increase of $7,187 is attributable to an increase in market prices for GNMA investments held at both March 31, 2000 and December 31, 1999. On January 18, 2000, one of the Company's GNMA certificates in the original amount of $3,928,615 (including the discount), with an amortized cost basis of $3,671,107 at December 31, 1999, was repaid in the amount of $3,551,736 along with a prepayment penalty of $177,587 which was received in February 2000. This repayment (including the prepayment penalty) resulted in a realized gain in the amount of $58,202.

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

The operations of Town & Country had not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of Town & Country Estates, Ltd. (the "Town & Country Obligor"), the owner of Town & Country Apartments, in exchange for the waiving of the prepayment penalty and future Additional Interest and also because the obligation was secured by its partnership interest in the obligor, repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of $1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999. On March 31, 2000, the Town & Country Obligor fully repaid the outstanding balance of the FHA insured mortgage loan and accrued Base Interest in the amounts of $8,934,581 and $53,049, respectively. The Town & Country Obligor has no further obligations to the Company. The repayment of the FHA insured mortgage loan and the additional loan resulted in a gain on the repayment (including a $45,000 loan termination fee due from the Company to the loan servicing agent and unamortized origination costs) in the amount of $28,165.

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

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility. In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. As of March 31, 2000 the CMBS-related investment had an estimated fair value of $34,977,399 and an amortized cost of $35,963,825, resulting in an unrealized loss of $986,426 at that date (partially offset by a realized gain on the September 30, 1999 Short Sale of $894,075 and an unrealized loss of $582,390 on the March 16, 2000 Short Sale - see below) which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

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

The Company enters into contracts to sell securities that it does not own at the time of sale ("short sales"). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. The broker which lends the securities to the Company retains the proceeds from the sale until the Company replaces the borrowed security. On September 30, 1999, the Company entered into a Short Sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns for $37,299,201 resulting in a realized gain of $894,075 and entered into an additional Short Sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns for net proceeds of $33,717,703 (which included accrued interest of $176,353). As of March 31, 2000, the U.S. Treasury Note involved in the March 16, 2000 Short Sale had an estimated fair value of $34,123,740, resulting in an unrealized loss of $582,390 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $457,151 on Short Sale proceeds held by Bear Stearns ($33,864,900 at March 31, 2000) and incurred interest of $553,480 on its Short Sale contracts during the three months ended March 31, 2000.

On September 30, 1999, the Company entered into a repurchase facility (the "Bear Stearns Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see above). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5% (7.60% at March 31, 2000), which was adjusted on the first day of each month, and terminated on March 17, 2000. In March 2000, the Bear Stearns Repurchase Facility was renewed through June 17, 2000. The Bear Stearns Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The outstanding balance of the Bear Stearns Repurchase Facility (based on 55% of the market of the CMBS at March 17, 2000) was $19,269,000 at March 31, 2000. The Repurchase Facility currently represents the Company's sole source of liquidity needed to finance its long-term CMBS-related investment. If the lender fails to renew the Repurchase Facility, the Company will be required to seek new financing or may have to liquidate the CMBS or other investments.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of May 12, 2000 , no amounts were outstanding under The Nomura Repurchase Facility.

In order to qualify as a REIT under the Code, the Company must, among other things, distribute at least 95% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments will meet its needs for short-term liquidity, and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

On April 18, 2000, the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Hollows Apartments, a multifamily market-rate housing apartment complex located in North Carolina. The mortgage loan, in the amount of $8,946,100 is 99% insured by the FHA, and bears interest at 7.875%. The equity loan, in the amount of $1,549,200, has a minimum term of ten years plus the construction period, has a 10% interest rate, and is not insured. As of May 12, 2000, $734,972 of the FHA Insured mortgage loan and the full amount of the additional loan has been funded. Both loans have a 5-year lockout against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans. The Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service, and 25% of the sale or refinancing proceeds. It is anticipated that additional fundings for this and future FHA-insured first mortgage loans and additional loans will be funded by available cash or borrowings under the Nomura Repurchase Facility.

The Company is currently in the process of completing a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the proposed transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The net income for the three months ended March 31, 2000 and 1999 was $483,216 and $3,980,121, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the three months ended March 31, 2000 and 1999.

Interest income from mortgage loans decreased approximately $57,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to the repayment of the Cove and Oxford mortgage loans on March 1, 1999 and the waiving of additional interest in 2000 with respect to Town & Country which was partially offset by an increase due to the reversal of Additional Interest in 1999 relating to Town and Country.

Interest income from GNMA certificates decreased approximately $80,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to the repayment, in full, of one of the GNMA certificates on January 18, 2000.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $951,000 was recorded for the three months ended March 31, 2000; such investment was made on September 30, 1999.

Interest income from temporary investments increased approximately $451,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to interest on Short Sale proceeds held by Bear Stearns in 2000 as collateral for securities sold short.

Interest expense in the amount of approximately $909,000 was recorded for the three months ended March 31, 2000 relating to interest on the Bear Stearns Repurchase Facility entered into on September 30, 1999 and interest on a government securities sold short on September 30, 1999 and March 16, 2000.

General and administrative expenses increased approximately $195,000 for the three months ended March 31, 2000 as compared to 1999. This increase was primarily due to an increase in asset management fees payable to the Advisor due to the commercial mortgage-backed security-related investment made on September 30, 1999, an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company and an increase in public relations and printing expenses due to the restructuring of the Company on April 6, 1999.

Amortization in the amount of approximately $14,000 was recorded for the three months ended March 31, 2000 due to amortization of deferred costs relating to the Nomura Repurchase Facility.

Net gain on repayments of GNMA certificates increased approximately $58,000 for the three months ended March 31, 2000 as compared to 1999 primarily due to the repayment, in full, of one of the GNMA certificates on January 18, 2000.

A net loss on the commercial mortgage-backed security-related investment and government securities sold short in the amount of approximately $457,000 was recorded for the three months ended March 31, 2000 relating to a commercial mortgage-backed security-related investment made on September 30, 1999 and securities sold short on September 30, 1999 and March 16, 2000.

Gains on repayment of mortgage loans in the amounts of approximately $28,000 and $3,273,000 were recorded for the three months ended March 31, 2000 and 1999, respectively, relating to the repayment of the Town & Country additional loan and FHA insured mortgage loan on January 21, 2000 and March 31, 2000, respectively and the repayment of the Cove and Oxford FHA insured mortgage loans and additional loans on March 1, 1999.

DISTRIBUTIONS

Of the total distributions of $1,391,504 and $1,403,165 for the three months ended March 31, 2000 and 1999, respectively, $908,288 ($.24 per share or 65%) and $0, respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 2000, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $12,777,756. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

Changes in the general level of interest rates can affect the net interest income of the Company. The following table demonstrates the estimated effect, at March 31, 2000, that changes in interest rates would have on the annual net interest income from, and the valuation of the Company's CMBS-related investment and short positions in government securities. All changes in income and valuation are measured as percentage changes from the projected income and valuation if no change in interest rates were to occur.

        CHANGE IN EXPECTED ANNUAL INCOME FROM THE CMBS-RELATED INVESTMENT
               AND SHORT POSITIONS FROM CHANGES IN INTEREST RATES


                                         Change in Income *
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

* Income includes expected interest income from the CMBS-related investment, amortization of market discount on CMBS, net interest expense on short positions in government securities and mark to market adjustments to the CMBS-related investment and government securities from changes in interest rates.

The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect, at March 31, 2000, that changes in interest rates would have on the annual interest expense of the Company.

        CHANGE IN ANNUAL INTEREST EXPENSE UNDER REPURCHASE AGREEMENT FROM
                                CHANGES IN LIBOR

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

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS-related investment at March 31, 2000:

         CHANGE IN VALUE OF CMBS-RELATED INVESTMENT FROM CHANGES IN CMBS
                                     SPREADS

                                   Change in CMBS Portfolio Value
                                   ------------------------------
Change in CMBS Spreads              Amount             Percentage
------------------------           --------            ----------


-250 Basis Points                 $6,410,158              18.8%
-200 Basis Points                  5,128,126              15.1
-150 Basis Points                  3,846,095              11.3
-100 Basis Points                  2,564,063               7.5
-50 Basis Points                   1,282,032               3.8
No change in CMBS Spreads                  0               0.0
+50 Basis Points                  -1,282,032              -3.8
+100 Basis Points                 -2,564,063              -7.5
+150 Basis Points                 -3,846,095             -11.3
+200 Basis Points                 -5,128,126             -15.1
+250 Basis Points                 -6,410,158             -18.8

The above tables show the possible impact of changes in interest rates and CMBS spreads on the Company's CMBS-related investment, the financing related to that investment, and the associated hedging instruments. Cash flows and income from the Company's other financial instruments, consisting primarily of mortgage loans, GNMA certificates, and cash and cash equivalents, would not be significantly affected by changes in interest rates, because most of these instruments bear interest at fixed rates, and are not subject to financing or hedged. Cash and cash equivalents and the mortgage loans are carried at amortized cost, and so their carrying values are not impacted by changes in interest rates. The GNMA investments are adjusted to market value through comprehensive income in the equity statement, but changes in their value have not historically been significant to shareholders' equity.

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

Item 2. Changes in Securities - None

Item 3. Defaults Upon Senior Securities - None

Item 4. Submission of Matters to a Vote of Security Holders - None

Item 5. Other Information

        John B. Roche will cease to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes has been appointed interim Chief Financial Officer effective May 15, 2000.

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


Date:  May 12, 2000

                                      By:  /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer

Date:  May 12, 2000

                                      By:  /s/ John B. Roche
                                           -----------------
                                           John B. Roche
                                           Senior Vice President and
                                           Chief Financial Officer

Date:  May 12, 2000

                                      By:  /s/ Richard A. Palermo
                                           ----------------------
                                           Richard A. Palermo
                                           Vice President, Treasurer, Controller
                                           and Chief Accounting Officer