Form 10-Q
period 2000-06-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 2000-08-14
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2000


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
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
                                   (Unaudited)


                                                     ============= ============
                                                        JUNE 30,   DECEMBER 31,
                                                         2000         1999
                                                     ------------ -------------
ASSETS
Investments in mortgage loans                        $ 28,129,116  $ 28,893,482
Investments in GNMA certificates-
   available for sale                                   5,815,540     9,464,437
Commercial mortgage-backed security-
   related investment                                  34,992,519    34,347,403
Deposit with broker as collateral for
   security sold short                                 35,029,680    37,733,101
Cash and cash equivalents                               7,146,420     3,802,298
Accrued interest receivable                               697,907     1,180,115
Deferred loan costs                                        89,641             0
Other assets                                              266,424       144,605
                                                      -----------   -----------
Total assets                                         $112,167,247  $115,565,441
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase facility payable                       $ 19,624,000  $ 19,127,000
   Accrued interest payable                               847,515       407,952
   Accounts payable and accrued expenses                  197,782       122,397
   Due to Advisor and affiliates                          335,895       433,265
   Distributions payable                                1,391,503     1,391,503
   Government security sold short                      34,242,461    36,991,959
                                                     ------------  ------------
Total liabilities                                      56,639,156    58,474,076
                                                     ------------  ------------

Commitments and contingencies

Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
     12,500,000 shares authorized; 4,213,826 issued
     and 3,838,630 outstanding                            421,383       421,383
   Treasury shares of beneficial interest;
     375,196 shares                                       (37,520)      (37,520)
   Additional paid-in capital                          68,840,500    68,840,500
   Distributions in excess of net income              (13,546,743)  (11,878,059)
   Accumulated other comprehensive loss                  (149,529)     (254,939)
                                                      ------------  -----------
Total shareholders' equity                             55,528,091    57,091,365
                                                     ------------  ------------
Total liabilities and shareholders' equity           $112,167,247  $115,565,441
                                                      ===========   ===========




                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                              Statements of Income
                                   (Unaudited)


                                      ====================     =================
                                       THREE MONTHS ENDED       SIX MONTHS ENDED
                                              JUNE 30,               JUNE 30,
                                      --------------------     -----------------
                                       2000          1999       2000        1999
                                      --------------------     -----------------
Revenues:
  Interest income:
   Mortgage loans            $ 356,405    $ 470,627     $ 847,805   $ 1,018,992
   GNMA certificates           118,630      196,898       238,261       396,544
   Note receivable                   0       26,860             0        26,860
   Commercial mortgage-
    backed security-
    related investment         956,530            0     1,907,192             0
   Temporary investments       674,520      262,386     1,221,624       358,914
   Other income                      0      200,190             0       200,190
                             ----------  -----------   -----------   ----------

   Total revenues            2,106,085    1,156,961     4,214,882     2,001,500
                            -----------  -----------   -----------   ----------

Expenses:
  Interest                     903,614            0     1,812,721             0
  General and
   administrative              271,101      298,729       603,321       436,263
  Amortization                  40,450            0        54,101             0
  Organization costs                 0      348,413             0       348,413
                            -----------  -----------  ------------  -----------

   Total expenses            1,215,165      647,142     2,470,143       784,676
                            -----------  -----------  ------------  -----------
Other gain (loss):

  Net gain (loss) on
   repayments of GNMA
   certificates                     89         (331)       58,363          (417)

  Net loss on commercial
   mortgage-backed
   security-related invest-
   ment and government
   securities sold
   short                      (253,735)           0      (710,777)            0

  Gain (loss) on repay-
   ment of
   mortgage loans               (6,166)           0        21,999     3,273,202
                            -----------  -----------  ------------  -----------

  Total other gain (loss)     (259,812)        (331)     (630,415)    3,272,785
                            -----------  -----------  ------------  -----------

  Net income                 $ 631,108    $ 509,488    $1,114,324    $4,489,609
                            ===========  ===========  ============  ===========

  Net income per share
   (basic and diluted)       $     .16    $     .13    $      .29    $     1.17
                            -----------  -----------  ------------  -----------

  Weighted average
   shares outstanding
   (basic and diluted)       3,838,630    3,841,699     3,838,630     3,845,287
                           ============  ===========  ============  ===========




                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                   TREASURY SHARES OF
                                             SHARES OF BENEFICIAL                  BENEFICIAL INTEREST               ADDITIONAL
                                             --------------------                  -------------------                PAID-IN
                                             SHARES        AMOUNT                  SHARES       AMOUNT                CAPITAL
                                             -------      -------                  -------     -------              -----------
Balance at January 1, 2000                   4,213,826     $421,383                (375,196)  $(37,520)             $68,840,500

Comprehensive income:
Net income                                           0            0                       0          0                        0
Other comprehensive income:
  Net unrealized gain on first Mortgage
   bonds
  Net unrealized holding gain Arising
   during the period
  Less: reclassification adjustment for
   gains included in net income
Other comprehensive income
Comprehensive income
Distributions                                        0            0                       0          0                        0
                                             ---------     --------               ---------       -----              ----------

Balance at June 30, 2000                     4,213,826     $421,383                (375,196)  $(37,520)             $68,840,500
                                             =========     =========               =========  =========             ===========



                                                                                            ACCUMULATED
                                             DISTRIBUTIONS                                     OTHER
                                             IN EXCESS                COMPREHENSIVE         COMPREHENSIVE
                                             OF NET INCOME                INCOME            INCOME (LOSS)                 TOTAL
                                             --------------           --------------        --------------            ---------
 Balance at January 1, 2000                   $(11,878,059)                                  $(254,939)             $57,091,365
 Comprehensive income:
 Net income                                      1,114,324                $1,114,324                 0                1,114,324
                                                                         ----------
 Other comprehensive income:
   Net unrealized gain on first mortgage
    bonds
   Net unrealized holding gain arising
    during the period                                                        163,773
   Less: reclassification adjustment for
     gains included in net income                                            (58,363)
                                                                             ---------
 Other comprehensive income                                                  105,410           105,410                  105,410
                                                                             ---------
 Comprehensive income                                                     $1,219,734
                                                                          ============
 Distributions                                  (2,783,008)                                          0               (2,783,008)
                                                -----------                                  ---------               -----------

Balance at June 30, 2000                      $(13,546,743)                                  $(149,529)             $55,528,091
                                              =============                                  ===========            ===========




 See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)


                                                                     ===================
                                                                      SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     -------------------
                                                                      2000        1999
                                                                     --------  ---------
Cash flows from operating activities:
   Net income                                                       $1,114,324   $4,489,609
                                                                     ---------    ---------
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on commercial mortgage-backed
       security-related investment                                    (297,576)           0
     Loss on government securities sold short                        1,008,353            0
     Gain on repayment of mortgage loans                               (21,999)  (3,273,202)
     Amortization expense-loan premium and
       origination costs                                               103,837      194,370
     Accretion of GNMA discount                                        (11,240)     (11,652)
     Accretion of discount on commercial
       mortgage-backed security-related investment                    (299,903)           0
     Amortization of deferred costs relating to
       the CMBS-related investment                                       5,502            0
     Amortization                                                       54,101            0
     Accretion on deferred income                                       (3,858)           0
     (Gain) loss on repayment of GNMA certificates                     (58,363)         417
   Changes in operating assets and liabilities:
   Deposit with broker as collateral for security
     sold short                                                      2,703,421            0
   Accrued interest receivable                                         482,208      386,126
   Other assets                                                        (86,126)      (9,281)
   Due to Advisor and affiliates                                       (97,370)  (1,472,063)
   Accounts payable and accrued expenses                                75,385       25,761
   Accrued interest payable                                            439,563            0
   Deferred costs relating to the CMBS-related
     investment                                                        (53,139)           0
   Purchase of government security                                 (37,299,201)           0
   Government security sold short                                   33,541,350            0
                                                                   ------------- ----------
Total adjustments                                                      184,945   (4,159,524)
                                                                   ------------- ----------

   Net cash provided by operating activities                         1,299,269      330,085
                                                                    ------------ ----------

Cash flows from investing activities:
   Increase in investment in mortgage loans                         (9,302,732)    (829,204)
   Proceeds from repayments of mortgage loans                       10,040,284   20,752,045
   Increase in note receivable                                               0   (1,900,000)
   Principal repayments of GNMA Certificates                         3,823,910      278,455
   Costs relating to repayment of mortgage loan                        (51,166)           0
   Increase in other assets                                            (35,693)           0
                                                                   ------------- ----------

   Net cash provided by investing activities                         4,474,603   18,301,296
                                                                   -----------   ----------




                 See accompanying notes to financial statements


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                                     ===================
                                                                      SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                     -------------------
                                                                      2000        1999
                                                                     ---------   -------
Cash flows from financing activities:
   Proceeds from repurchase facility payable                         1,594,000            0
   Repayments of repurchase facility payable                        (1,097,000)           0
   Distribution paid to shareholders                                (2,783,008)  (2,775,826)
   Proceeds from issuance of shares of beneficial
     interest                                                                0      633,937
   Purchase of treasury shares                                               0     (633,948)
   Increase in deferred loan costs                                    (143,742)           0
                                                                    -----------  ----------

   Net cash used in financing
     activities                                                     (2,429,750)  (2,775,837)
                                                                    -----------  ----------

Net increase in cash and cash
   equivalents                                                       3,344,122   15,855,544

Cash and cash equivalents at the beginning
   of the period                                                     3,802,298    2,953,125
                                                                    -----------  ----------

Cash and cash equivalents at the end of the
   period                                                         $  7,146,420  $18,808,669
                                                                    ===========  ==========

Supplemental information:
Interest paid                                                     $  1,373,158  $         0
                                                                    ===========  ==========




                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

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

As a result of the adoption of the Proposals, the Company was liable for the transaction expenses. Such expenses amounted to approximately $348,000 for the six months ended June 30, 1999 and are classified as organization costs in the accompanying statements of income.

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

As of June 30, 2000 the Company's mortgage investments consisted of four mortgage loans originated by or on behalf of the Company, three GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment.

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

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and the results of its operations for the three and six months ended June 30, 2000 and 1999 and its cash flows for the six

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

months ended June 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's current revenue recognition policies.

Certain prior year amounts have been reclassified to conform to current year presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of June 30, 2000 and December 31, 1999 is as follows:


                         DATE OF
                         INVEST-   INTEREST             AMOUNTS ADVANCED
                         MENT/     RATE ON    ----------------------------------------
                         FINAL     FHA        FHA                                              OUT-
                         MATU      INSURED    INSURED                          TOTAL           STANDING
               DESCRIP   -RITY     MORTGAGE   MORTGAGE         ADDITIONAL      AMOUNTS         LOAN
PROPERTY       -TION     DATE      LOAN       LOANS            LOANS(B)        ADVANCED        BALANCED
--------      --------  -------   ---------   ---------       -----------     ----------      ---------
Town &         330       4/94      7.375%     $ 9,348,000      $1,039,000      $10,387,000     $         0
Country        Apt.      5/29      9.167%
Apts.          Units               (A)(C)
Urbana, IL
(G)

Columbiana     204       4/94      (E)          9,106,099         563,000        9,669,099       9,551,082
Lakes Apts.    Apt.      11/35
Columbia,      Units     (D)(K)
SC

Stony Brook    125       12/95     7.75%-       8,500,000         763,909        9,263,909       9,158,232
Village IL     Apt.      6/37      9.128%
Apts.          Units     (D)(K)    (A)(F)
East Haven
CT

Hollows        184       4/00      (H)            937,044       1,549,200        2,486,244       2,486,244
Apts.          Apt.      1/42
Greenville,    Units     (D)(K)
NC

Elmhurst       313       6/00      (I)          4,636,258       2,874,000        7,510,258       7,510,258
Village Apts.  Apt.      1/42
Oveido, FL     Units     (D)(K)

                                             -------------------------------------------------------------
Total                                         $32,527,401      $6,789,109      $39,316,510     $28,705,816
                                             =============================================================

                                 ACCUM-
                                 ULATED
                                 AMOR-
                                 TIZATION                                               INTEREST
                                ADDITIONAL                                              EARNED BY          2000
                                LOANS AND           BALANCE AT        BALANCE AT          THE            ACCRETION     NET
               ORIGINATION      ORIGINATION          JUNE              DECEMBER         COMPANY         (AMOR-       INTEREST
PROPERTY       COST/FEES        COSTS/FEES          30, 2000           31, 1999(J)       FOR 2000        TIZATION)     EARNED
--------       -----------     ------------        ------------       -----------      ----------      -----------   --------
Town &          $      0         $      0         $         0         $9,936,476        $168,642         $(14,470)   $154,172
Country
Apts.
Urbana, IL
(G)

Columbiana       537,558          453,583           9,635,057          9,705,686         384,378          (44,872)    339,506
Lakes Apts.
Columbia,
SC

Stony Brook      413,492          384,255           9,187,469          9,251,320         378,964          (44,495)    334,469
Village IL
Apts.
East Haven
CT

Hollows         (197,829)          (3,529)          2,291,944                  0          11,810            3,529      15,339
Apts.
Greenville,
NC

Elmhurst        (495,940)            (328)          7,014,646                  0           3,991              328       4,319
Village Apts.
Oveido, FL
                -------------------------------------------------------------------------------------------------------------
Total           $257,281         $833,981         $28,129,116        $28,893,482        $947,785         $(99,980)   $847,805
                =============================================================================================================

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

The operations of Town & Country had not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of Town & Country Estates, Ltd. (the "Town & Country Obligor"), the owner of Town & Country Apartments, in exchange for the waiving of the prepayment penalty and future Additional Interest and also because the obligation was secured by its partnership interest in the obligor, repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of $1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999. On March 31, 2000, the Town & Country Obligor fully repaid the outstanding balance of the FHA insured mortgage loan and accrued Base Interest in the amounts of $8,934,581 and $53,049, respectively. The Town & Country Obligor has no further obligations to the Company. The repayment of the FHA insured mortgage loan and the additional loan resulted in a gain on the repayment (including a $45,000 loan termination fee due from the Company to the loan servicing agent and unamortized origination costs) in the amount of $21,999.

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

(D) The Originated Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 15 years for the Elmhurst loan and 10 years for the remaining loans, and upon one year's notice.

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

(H) The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

9.6083% are secured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of June 30, 2000, $937,044 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

(I) The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232% are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of June 30, 2000, $4,636,258 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

(J) Aggregate cost for federal income tax purposes is $29,766,598.

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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of June 30, 2000 and December 31, 1999 is as follows:


                                                                                                                          ACCUM-
                                                                  ORIGINAL                                               ULATED
                                      DATE PUR-                   PURCHASE                                               AMORTI-
                                     CHASED/FINAL    STATED         PRICE         PRINCIPAL AT       DISCOUNT AT        ZATION AT
                      CERTIFICATE      PAYMENT      INTEREST      INCLUDING          JUNE               JUNE              JUNE
SELLER                  NUMBER           DATE         RATE         DISCOUNT        30, 2000           30, 2000          30, 2000
-------               -----------    ------------   ---------    -----------      ------------      ------------       ---------
GNMA CERTIFICATES

Bear Stearns            0355540        7/27/94        7.125%     $ 2,407,102      $2,529,868         $(234,012)          $117,046
                                       3/15/29

Malone Mortgage         0382486        7/28/94        8.500%       2,197,130       2,132,826            (7,998)             4,176
                                       8/15/29

Goldman Sachs           0328502        7/29/94        8.250%       3,928,615               0                 0                  0
                                       7/15/29(A)

SunCoast Capital        G22412         6/23/97        7.000%       1,981,566       1,275,248            (8,369)             5,579
Group, Ltd.                            4/20/27

                                                                 ----------------------------------------------------------------
Total                                                            $10,514,413      $5,937,942         $(250,379)          $126,801
                                                                 ================================================================



                                           UNREAL-                                          INTEREST
                      LOAN ORIGINA-         IZED                                             EARNED
                       TION COST AT        LOSS AT         BALANCE AT        BALANCE AT      BY THE                          NET
                           JUNE             JUNE             JUNE            DECEMBER        COMPANY         2000          INTEREST
                         30, 2000         30, 2000        30, 2000           31, 1999        FOR 2000      ACCRETION        EARNED
                      --------------    -----------       ------------      ------------   ------------   -----------      --------
GNMA CERTIFICATES

Bear Stearns            $78,268          $(60,122)        $2,431,048         $2,431,778      $ 90,294      $ 9,913         $100,207

Malone Mortgage          72,437           (49,954)         2,151,487          2,168,686        90,676          353           91,029

Goldman Sachs                 0                 0                  0          3,565,054             0           13               13

SunCoast Capital              0           (39,453)         1,233,005          1,298,919        46,051          961           47,012
Group, Ltd.
                       ------------------------------------------------------------------------------------------------------------
Total                  $150,705         $(149,529)        $5,815,540         $9,464,437      $227,021      $11,240         $238,261
                       ============================================================================================================

(A) On January 18, 2000, the Company received the final repayment amounting to $3,551,736. In addition, a prepayment penalty in the amount of $177,587 was received on February 8, 2000.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at June 30, 2000 and December 31, 1999 were as follows:

                                   JUNE 30,        DECEMBER 31,
                                     2000              1999
                                  ----------       ------------
Amortized cost                    $5,965,069       $9,719,376
Gross unrealized loss               (149,529)        (254,939)
                                  ----------       ----------
Fair Value                        $5,815,540       $9,464,437
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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

As of June 30, 2000 the 205 mortgage loans underlying the CMBS were secured by 217 properties of the types and in the states identified below:

PROPERTY TYPE           PERCENTAGE (1)
-------------           --------------
Multifamily                38%
Retail                     29
Office                     17
Hospitality                6
Health Care                4
Industrial                 4
Other                      2

STATE                   PERCENTAGE (1)
-----                   --------------
CA                         20%
NY                         12
FL                         6
PA                         6
Others (2)                 56

(1) Based on a percentage of the total unpaid principal balance of the underlying loans.

(2) No other state comprises more than 5% of the total.

As of June 30, 2000, there are no unpaid principal balances of loans that are underlying the CMBS investment which are more than 60 days delinquent.

As of June 30, 2000 the CMBS-related investment had an estimated fair value of $34,992,519 and an amortized cost of $36,113,959, resulting in an unrealized loss of $1,121,440 at that date which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

At June 30, 2000, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS-related investment was approximately 11%.

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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

The Company enters into contracts to sell securities that it does not own at the time of sale ("short sales"). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. The broker which lends the securities to the Company retains the proceeds from the sale until the Company replaces the borrowed security. On September 30, 1999, the Company entered into a Short Sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns for $37,299,201 resulting in a realized gain of $894,075 and entered into an additional Short Sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns for net proceeds of $33,717,703 (which included accrued interest of $176,353). As of June 30, 2000, the U.S. Treasury Note involved in the March 16, 2000 Short Sale had an estimated fair value of $34,242,461, resulting in an unrealized loss of $701,111 at that date. Both the realized and unrealized gains are included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $950,730 on Short Sale proceeds held by Bear Stearns ($35,029,680 at June 30, 2000) and incurred interest of $517,679 and $1,071,159 on its Short Sale contracts during the three and six months ended June 30, 2000.

NOTE 5 - Repurchase Facilities

On September 30, 1999, the Company entered into a repurchase facility (the "Bear Stearns Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see Note 4). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5% (8.14% at June 30, 2000), which was adjusted on the first day of each month, and terminated on March 17, 2000. The Bear Stearns Repurchase Facility has been renewed through August 16, 2000. The Bear Stearns Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of June 30, 2000 , no amounts were outstanding under The Nomura Repurchase Facility. Deferred costs of $89,461 relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

other costs incurred by the Advisor on behalf of the Company; and (iv) certain other fees. In addition, with respect to Mortgage Loans acquired by the Company, the Advisor was entitled to receive loan placement fees paid by borrowers equal to up to 1.5% of the principal amount of each mortgage loan.

As a result of the adoption of the Proposals, the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor;
(b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor as also set forth below. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii) .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v) .625% for investments held prior to the adoption of the Proposals. The annual incentive fee is calculated as follows: subject to a minimum annual distribution being made to shareholders from cash available for distribution of approximately $1.45 per Share, the Advisor will be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations of the Company (before the incentive fee) per Share (based on the weighted average number of Shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per Share (based on the weighted average number of Shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per Share of the initial offering (i.e. $20 per Share) and the prices per Share of any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury rate plus two percent per annum multiplied by (B) the weighted average number of Shares outstanding during such fiscal year. For any period less than a fiscal year during which the amended Advisory Agreement is in effect, the incentive fee will be prorated according to the proportion which such period bears to a full fiscal year, taking into account, however, the Company's cash available for distribution for the entire fiscal year. There was no incentive management fee accrued for the six months ended June 30, 2000.

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new Mortgage Loans acquired by the Company, the Advisor will receive origination points (fees) paid by borrowers equal to up to 1% of the principal amount of each Mortgage Loan, and the Company will receive origination points paid by the borrowers in excess of 1%. After the first $100 million of additional Mortgage Loans is acquired, the Company will retain 100% of the origination points paid by borrowers. During the three months ended June 30, 2000, the Advisor and the Company each received origination points of $52,477 and $123,111 on the Hollows and Elmhurst loans. These fees are being amortized through the mandatory prepayment dates of each loan. (See Note
2)

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

The costs incurred to related parties for the three and six months ended June 30, 2000 and 1999 were as follows:

                              THREE MONTHS ENDED      SIX MONTHS ENDED
                                   JUNE 30,               JUNE 30,
                            ---------------------   --------------------
                               2000        1999       2000        1999
                            ---------------------   --------------------
Expense reimburse-
  ment                      $  73,327   $  45,105   $188,973    $ 76,493
Asset management fees         108,158      63,349    230,102     142,103
Incentive management
  fee                               0      99,661           0     99,661
                            ---------    --------   ---------   --------
                             $181,485    $208,115   $419,075    $318,257
                            =========    ========   ========    ========

Note 7 - Earnings Per Share

Basic net income per share in the amount $.16 and $.13 and $.29 and $1.17 for the three and six months ended June 30, 2000 and 1999, respectively, equals net income for the periods ($631,108 and $509,488 and $1,114,324 and $4,489,609,
respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630 and 3,841,699 and 3,838,630 and 3,845,287, respectively).

Because the Company had no dilutive securities outstanding at June 30, 2000 or 1999, diluted net income per share is the same as basic net income per share.

Note 8 - Commitments and Contingencies

The Company has completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. In June, 2000 two loans totaling $3,465,000 were originated under the loan venture.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                                  June 30, 2000
                                   (Unaudited)

Note 9 - Subsequent Event

On August 3, 2000, the Company acquired a 100% participation interest in an FHA insured first mortgage loan and an additional loan secured by the Reserve at Autumn Creek, a 212 unit apartment project located in Texas. The mortgage loan, in the amount of $16,538,700 is insured by the FHA and bears interest at 9.202% during the permanent loan period and 8% during the construction period. The additional loan, in the amount of $1,987,000 has a minimum term of 10 years plus the construction period, is non interest bearing and is not insured.

As of August 11, 2000, $2,816,472 of the FHA insured first mortgage loan and the full amount of the additional loan have been funded. The Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service, and 25% of the sale or refinancing proceeds.

On July 28, 2000 and August 2, 2000, the Company received $2,045,000 and $6,755,739, respectively, under the Nomura Master Repurchase Facility.

On July 31, 2000 the Company funded a $6,000,000 loan to a partnership whose partners are affiliates of the Company, in connection with the acquisition of Rancho Verde, a 700 unit multifamily property, located in San Jose, CA, that qualifies for low income housing tax credits under Section 42 of the Internal Revenue Code. The loan bears interest at the rate of 11% per annum and matures September 30, 2000. Additionally, the Company has committed to fund a rehabilitation loan in connection with this property. The Company expects to fund the rehabilitation loan in August 2001 in the amount of $4,500,000 bearing interest at 11% per annum. The maturity of this loan will be August 1, 2002 which may be extended for four three-month periods with the payment of 1% extension fee.

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

As of June 30, 2000, the Company's mortgage investments consisted of four mortgage loans originated by or on behalf of the Company, three GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment.

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

During the six months ended June 30, 2000, cash and cash equivalents increased approximately $3,344,000 primarily due to cash provided by operating activities ($1,299,000), principal repayments of mortgage loans and GNMA Certificates ($13,864,000) and proceeds from a repurchase facility payable ($1,594,000) which exceeded an increase in investment in mortgage loans ($9,303,000), distributions paid to shareholders ($2,783,000), repayments of the repurchase facility payable ($1,097,000), and an increase in deferred costs ($144,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on repayment of mortgage loans ($22,000), a gain on repayments of GNMA certificates ($58,000), a gain on commercial mortgage-backed, security-related investment ($298,000), a loss on government securities sold short ($1,008,000) and net accretion ($148,000).

Net unrealized losses on GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $149,529 at June 30, 2000. This represents a decrease of $105,410 in the unrealized loss for the six months ended June 30, 2000, of which a decrease of $109,073 is attributable to the repayments of GNMA investments (which resulted in a net realized gain of $(58,363) and an increase of $(3,663) is attributable to an increase in market prices for

GNMA investments held at both June 30, 2000 and December 31, 1999. On January 18, 2000, one of the Company's GNMA certificates in the original amount of $3,928,615 (including the discount), with an amortized cost basis of $3,671,107 at December 31, 1999, was repaid in the amount of $3,551,736 along with a prepayment penalty of $177,587 which was received in February 2000. This repayment (including the prepayment penalty) resulted in a realized gain in the amount of $58,202.

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

The operations of Town & Country had not been able to support the payment of Additional Interest on the mortgage loan for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of Town & Country Estates, Ltd. (the "Town & Country Obligor"), the owner of Town & Country Apartments, in exchange for the waiving of the prepayment penalty and future Additional Interest and also because the obligation was secured by its partnership interest in the obligor, repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of $1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999. On March 31, 2000, the Town & Country Obligor fully repaid the outstanding balance of the FHA insured mortgage loan and accrued Base Interest in the amounts of $8,934,581 and $53,049, respectively. The Town & Country Obligor has no further obligations to the Company. The repayment of the FHA insured mortgage loan and the additional loan resulted in a gain on the repayment (including a $45,000 loan termination fee due from the Company to the loan servicing agent and unamortized origination costs) in the amount of $21,999.

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

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility. In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. As of June 30, 2000 the CMBS-related investment had an estimated fair value of $34,992,519 and an amortized cost of $36,113,959, resulting in an unrealized loss of $1,121,440 at that date which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

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

The Company enters into contracts to sell securities that it does not own at the time of sale ("short sales"). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. The broker which lends the securities to the Company retains the proceeds from the sale until the Company replaces the borrowed security. On September 30, 1999, the Company entered into a Short Sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns for $37,299,201 resulting in a realized gain of $894,075 and entered into an additional Short Sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns for net proceeds of $33,717,703 (which included accrued interest of $176,353). As of June 30, 2000, the U.S. Treasury Note involved in the March 16, 2000 Short Sale had an estimated fair value of $34,242,461, resulting in an unrealized loss of $701,111 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $950,730 on Short Sale proceeds held by Bear Stearns ($35,029,680 at June 30, 2000) and incurred interest of $517,679 and $1,071,159 on its Short Sale contracts during the three and six months ended June 30, 2000.

On September 30, 1999, the Company entered into a repurchase facility (the "Bear Stearns Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see above). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5% (8.14% of June 30, 2000), which was adjusted on the first day of each month, and terminated on March 17, 2000. The Bear Stearns Repurchase Facility has been renewed through August 16, 2000. The Bear Stearns Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The outstanding balance of the Bear Stearns Repurchase Facility (based on 55% of the market of the CMBS at June 15, 2000) was $19,624,000 at June 30, 2000. The Repurchase Facility currently represents the Company's sole source of liquidity needed to finance its long-term CMBS-related investment. If the lender fails to renew the Repurchase Facility, the Company will be required to seek new financing or may have to liquidate the CMBS or other investments.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Master Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. On July 28, 2000 and August 2, 2000, the Company received $2,045,060 and $6,755,739, respectively under the Nomura Repurchase Facility.

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

During the six months ended June 30, 2000, the Company acquired two mortgage loans as follows:

On April 18, 2000, the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Hollows Apartments, a multifamily market-rate housing apartment complex located in North Carolina. The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.6083% are secured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a non-interest bearing third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of June 30, 2000, $937,044 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

On June 28, 2000 the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Elmhurst Village Apartments, a multifamily market-rate housing apartment complex located in Florida. The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232% are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a non-interest bearing third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of June 30, 2000, $4,636,258 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January,

2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

The Company completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. Two loans totaling $3,465,000 were originated under the loan venture in June, 2000.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The net income for the three and six months ended June 30, 2000 and 1999 was $631,108 and $1,114,324 and $509,488 and $4,489,609, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the six months ended June 30, 2000 and 1999.

Interest income from mortgage loans decreased approximately $114,000 and $171,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to the repayment of the Cove and Oxford mortgage loans on March 1, 1999, the repayment of the Town and Country mortgage loan on March 31, 2000 and the waiving of additional interest in 2000 with respect to Town & Country which was partially offset by an increase due to the reversal of Additional Interest in 1999 relating to Town and Country.

Interest income from GNMA certificates decreased approximately $78,000 and $158,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to the repayment, in full, of one of the GNMA certificates on January 18, 2000.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $957,000 and $1,907,000 was recorded for the three and six months ended June 30, 2000; such investment was made on September 30, 1999.

Interest income from temporary investments increased approximately $412,000 and $863,000 for the three and six months ended June 30, 2000 as compared to 1999 primarily due to interest on Short Sale proceeds held by Bear Stearns in 2000 as collateral for securities sold short.

Interest expense in the amount of approximately $904,000 and $1,813,000 was recorded for the three and six months ended June 30, 2000 relating to interest on the Bear Stearns Repurchase Facility entered into on September 30, 1999 and interest on a government securities sold short on September 30, 1999 and March 16, 2000.

General and administrative expenses decreased approximately $28,000 and increased approximately $167,000 for the three and six months ended June 30, 2000 as compared to 1999. The decrease for the three months ended June 30, 2000 as compared to 1999 was primarily due to an incentive fee payable to the Advisor being recorded in 1999. The increase for the six months ended June 30, 2000 as compared to 1999 was primarily due to an increase in asset management fees payable to the Advisor due to the commercial mortgage-backed security-related investment made on September 30, 1999, an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company and an increase in public relations and advertising expenses due to the restructuring of the Company on April 6, 1999 which were partially offset by a decrease due to an incentive fee payable to the Advisor being recorded in 1999.

Amortization in the amount of approximately $40,000 and $54,000 was recorded for the three and six months ended June 30, 2000 due to amortization of deferred costs relating to the Nomura Repurchase Facility.

Net gain on repayments of GNMA certificates increased $59,000 for the six months ended June 30, 2000 as compared to 1999 primarily due to the repayment, in full, of one of the GNMA certificates on January 18, 2000.

A net loss on the commercial mortgage-backed security-related investment and government securities sold short in the amounts of approximately $254,000 and $711,000 was recorded for the three and six months ended June 30, 2000 relating to a commercial mortgage-backed security-related investment made on September 30, 1999 and securities sold short on September 30, 1999 and March 16, 2000.

Gains on repayment of mortgage loans in the amounts of approximately $22,000 and $3,273,000 were recorded for the six months ended June 30, 2000 and 1999, respectively, relating to the repayment of the Town & Country additional loan and FHA insured mortgage loan on January 21, 2000 and March 31, 2000, respectively and the repayment of the Cove and Oxford FHA insured mortgage loans and additional loans on March 1, 1999.

DISTRIBUTIONS

Of the total distributions of $2,783,008 and $2,775,826 for the six months ended June 30, 2000 and 1999, respectively, $1,668,684 ($.43 per share or 60%) and $0, respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 2000, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $13,538,152. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

Changes in the general level of interest rates can affect the net interest income of the Company. The following table demonstrates the estimated effect, at June 30, 2000, that changes in interest rates would have on the annual net interest income from, and the valuation of the Company's CMBS-related investment and short positions in government securities. All changes in income and valuation are measured as percentage changes from the projected income and valuation if no change in interest rates were to occur.

 CHANGE IN EXPECTED ANNUAL INCOME FROM THE CMBS-RELATED INVESTMENT
          AND SHORT POSITIONS FROM CHANGES IN INTEREST RATES

                                    CHANGE IN INCOME *
                              ------------------------------
CHANGE IN INTEREST RATES        AMOUNT            PERCENTAGE
-------------------------     ------------------------------
-250 Basis Points             $ 333,897                8.6%
-200 Basis Points               267,118                6.9%
-150 Basis Points               200,338                5.2%
-100 Basis Points               133,559                3.4%
-50 Basis Points                 66,779                1.7%
No Change                             0                0.0%
+50 Basis Points                (66,779)              -1.7%
+100 Basis Points              (133,559)              -3.4%
+150 Basis Points              (200,338)              -5.2%
+200 Basis Points              (267,118)              -6.9%
+250 Basis Points              (333,897)              -8.6%

* Income includes expected interest income from the CMBS-related investment, amortization of market discount on CMBS, net interest expense on short positions in government securities and mark to market adjustments to the CMBS-related investment and government securities from changes in interest rates.

The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect, at June 30, 2000, that changes in interest rates would have on the annual interest expense of the Company.

 CHANGE IN ANNUAL INTEREST EXPENSE UNDER REPURCHASE AGREEMENT FROM
                           CHANGES IN LIBOR

                                CHANGE IN INTEREST EXPENSE
                             -------------------------------
CHANGE IN LIBOR                AMOUNT             PERCENTAGE
----------------             -------------------------------
-250 Basis Points            $-490,600              -31%
-200 Basis Points             -392,480              -25%
-150 Basis Points             -294,360              -18%
-100 Basis Points             -196,240              -12%
-50 Basis Points               -98,120               -6%
No change in LIBOR                   0                0%
+50 Basis Points                98,120                6%
+100 Basis Points              196,240               12%
+150 Basis Points              294,360               18%
+200 Basis Points              392,480               25%
+250 Basis Points              490,600               31%

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's portfolio falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS-related investment at June 30, 2000:

 CHANGE IN VALUE OF CMBS-RELATED INVESTMENT FROM CHANGES IN CMBS
                             SPREADS

                             CHANGE IN CMBS PORTFOLIO VALUE
                            ---------------------------------
CHANGE IN CMBS SPREADS         AMOUNT              PERCENTAGE
----------------------      ---------------------------------
-250 Basis Points           $ 6,228,668               17.8%
-200 Basis Points             4,982,935               14.2%
-150 Basis Points             3,737,201               10.7%
-100 Basis Points             2,491,467                7.1%
-50 Basis Points              1,245,734                3.6%
No change in CMBS Spreads             0                0.0%
+50 Basis Points             -1,245,734               -3.6%
+100 Basis Points            -2,491,467               -7.1%
+150 Basis Points            -3,737,201              -10.7%
+200 Basis Points            -4,982,935              -14.2%
+250 Basis Points            -6,228,668              -17.8%

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

The Company's analysis of risks is based on management's experience, estimates and assumptions. These analyses rely on financial models, which utilize estimates of fair value and interest rate sensitiv-ity. Actual economic conditions or implementation of investment decisions by management may produce results significantly different from the projected results shown in the above tables.

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

       The Company is not a party to any material pending legal proceedings.

Item 2.  Changes in Securities - None

Item 3.  Defaults Upon Senior Securities - None

Item 4.  Submission of Matters to a Vote of Security Holders - None

Item 5.  Other Information

         John B. Roche ceased to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes was appointed interim Chief Financial Officer effective May 15, 2000. Michael I. Wirth has been appointed the position of Chief financial Officer and will replace Alan P. Hirmes effective August 16, 2000

Item 6.  Exhibits and Reports on Form 8-K

         (a) EXHIBITS

             27 Financial Data Schedule (filed herewith).

         (b) REPORTS ON FORM 8-K

           No reports on Form 8-K were filed during this quarter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:  August 13, 2000                By:  /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer


Date:  August 13, 2000                By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Interim Chief Financial Officer