Form 10-Q
period 2000-09-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 2000-11-14
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

  X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
----  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000

                                       OR

      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ---- EXCHANGE ACT OF 1934

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
                                   (Unaudited)

                                                    =============  =============
                                                     September 30,  December 31,
                                                         2000          1999
                                                    -------------  -------------
ASSETS
   Investments in mortgage loans                     $ 25,935,027  $ 28,893,482
   Investments in GNMA certificates-
     available for sale                                 5,825,159     9,464,437
   Commercial mortgage-backed security-
     related investment                                35,846,794    34,347,403
   Deposit with broker as collateral for
     security sold short                               34,684,560    37,733,101
   Cash and cash equivalents                            9,123,463     3,802,298
   Accrued interest receivable                            925,148     1,180,115
   Note receivable                                      7,264,093             0
   Investment in unconsolidated subsidiary              1,157,209             0
   Other assets                                           560,714       144,605
                                                      -----------   -----------
Total assets                                         $121,322,167  $115,565,441
                                                      ===========   ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase facility payable                       $ 20,061,000  $ 19,127,000
   Secured borrowings                                   8,794,081             0
   Accrued interest payable                               341,304       407,952
   Accounts payable and accrued expenses                  255,542       122,397
   Due to Advisor and affiliates                          330,116       433,265
   Distributions payable                                1,391,503     1,391,503
   Government security sold short                      34,695,345    36,991,959
                                                      -----------   -----------
Total liabilities                                      65,868,891    58,474,076
                                                      -----------   -----------
Commitments and contingencies

Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
     12,500,000 shares authorized; 4,213,826 issued
     and 3,838,630 outstanding                            421,383       421,383
   Treasury shares of beneficial interest;
     375,196 shares                                       (37,520)      (37,520)
   Additional paid-in capital                          68,840,500    68,840,500
   Distributions in excess of net income              (13,675,651)  (11,878,059)
   Accumulated other comprehensive loss                   (95,436)     (254,939)
                                                      -----------   -----------
Total shareholders' equity                             55,453,276    57,091,365
                                                      -----------   -----------
Total liabilities and shareholders' equity           $121,322,167  $115,565,441
                                                      ===========   ===========


                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                              Statements of Income
                                   (Unaudited)

                                     ==================         =================
                                     Three Months Ended         Nine Months Ended
                                         September 30,            September 30,
                                     ------------------         -----------------
                                      2000         1999          2000       1999
                                     ------------------         -----------------
Revenues:
   Interest income:
     Mortgage loans                $  500,295  $  465,994     $1,188,021  $1,484,986
     GNMA certificates                117,701     195,315        355,962     591,859
     Commercial mortgage-
       backed security-related
       investment                     960,467      10,187      2,867,659      10,187
     Temporary investments            624,146     221,459      1,845,770     580,373
   Other income                       298,660      77,926        444,828     304,976
                                    ---------   ---------      ---------   ---------
     Total revenues                 2,501,269     970,881      6,702,240   2,972,381
                                    ---------   ---------      ---------   ---------
Expenses:
   Interest                         1,044,215       6,061      2,856,936       6,061
   General and administrative         425,520     250,841      1,015,710     687,104
   Amortization                        26,227           0         60,229           0
   Organization costs                       0      16,405              0     364,818
                                    ---------   ---------      ---------   ---------
     Total expenses                 1,495,962     273,307      3,932,875   1,057,983
                                    ---------   ---------      ---------   ---------
Other gain (loss):

   Net gain (loss) on commercial
     mortgage-backed
     security-related invest-
     ment and government
     securities sold short            246,341           0       (464,436)          0

   Gain (loss) on repayment
     of mortgage loans and
     GNMA certificates                 (8,371)       (485)        71,991   3,272,300
                                    ---------   ---------      ---------   ---------
   Total other gain (loss)            237,970        (485)      (392,445)  3,272,300
                                    ---------   ---------      ---------   ---------
   Net income                      $1,243,277  $  697,089     $2,376,920  $5,186,698
                                    =========   =========      =========   =========
   Net income per share
     (basic and diluted)           $      .32  $      .18     $      .62  $     1.35
                                    =========   =========      =========   =========
   Weighted average
     shares outstanding
     (basic and diluted)            3,838,630   3,838,630      3,838,630   3,843,044
                                    =========   =========      =========   =========


                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                Shares of       Treasury Shares of
                                          Beneficial Interest   Beneficial Interest   Additional  Distributions
                                          -------------------   -------------------    Paid-in     in Excess     Comprehensive
                                           Shares     Amount    Shares      Amount     Capital    of Net Income      Income
                                          ---------  --------   -------    -------    ----------  -------------  -------------
Balance at January 1, 2000                4,213,826  $421,383  (375,196)  $(37,520)  $68,840,500  $(11,878,059)

Comprehensive income:
Net income                                        0         0         0          0             0     2,376,920   $2,376,920
                                                                                                                  ---------
Other comprehensive income:
  Net unrealized gain on GNMA
    certificates:
  Net unrealized holding gain arising
    during the period                                                                                               217,912
  Less: reclassification adjustment for
    gains included in net income                                                                                    (58,409)
                                                                                                                  ---------
Other comprehensive income                                                                                          159,503
                                                                                                                  ---------
Comprehensive income                                                                                             $2,536,423
                                                                                                                  =========
Distributions                                     0         0         0          0             0    (4,174,512)
                                          ---------   -------   -------     ------    ----------    ----------
Balance at September 30, 2000             4,213,826  $421,383  (375,196)  $(37,520)  $68,840,500  $(13,675,651)
                                          =========   =======   =======     ======    ==========    ==========
                                         Accumulated
                                            Other
                                        Comprehensive
                                        Income (Loss)     Total
                                        ------------- -----------
Balance at January 1, 2000               $ (254,939)  $57,091,365

Comprehensive income:
Net income                                        0     2,376,920
Other comprehensive income:
  Net unrealized gain on GNMA
    certificates:
  Net unrealized holding gain arising
    during the period
  Less: reclassification adjustment for
    gains included in net income
Other comprehensive income                  159,503       159,503
Comprehensive income
Distributions                                     0    (4,174,512)
                                          ---------    ----------
Balance at September 30, 2000            $  (95,436)  $55,453,276
                                          =========    ==========


See accompanying notes to financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)


                                                              ======================
                                                                  Nine Months Ended
                                                                    September 30,
                                                              ----------------------
                                                                2000            1999
                                                              ---------     ----------
Cash flows from operating activities:
   Net income                                                $2,376,920     $5,186,698
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Gain on commercial mortgage-backed
       security-related investment                             (996,801)             0
     Loss on government securities sold short                 1,461,237              0
     Gain on repayment of mortgage loans                        (13,582)    (3,273,202)
     Equity income in unconsolidated subsidiary                 (17,209)             0
     Amortization expense-loan premium and
       origination costs                                        148,521        271,936
     Accretion of GNMA discount                                 (16,813)       (17,414)
     Accretion of discount on commercial
       mortgage-backed security-related investment             (455,959)        (1,350)
     Amortization of deferred costs relating to
       the CMBS-related investment                                7,485              0
     Amortization - deferred costs                               60,229              0
     Accretion on deferred income                               (16,587)             0
     (Gain) loss on repayment of GNMA certificates              (58,409)           902
   Changes in operating assets and liabilities:
   Increase in investment in subordinated commercial
     mortgage-backed security                                         0    (35,622,358)
   Decrease in deposit with broker as collateral for
     security sold short                                       3,048,541             0
   Increase in receivable from broker                                 0    (38,933,730)
   Decrease in accrued interest receivable                      254,967        366,177
   Decrease (increase) in other assets                           19,196       (113,853)
   Decrease in due to Advisor and affiliates                   (103,149)    (1,488,240)
   Increase in accounts payable and accrued expenses            133,145         66,794
   (Decrease) increase in accrued interest payable              (66,648)       841,626
   Increase in deferred costs relating to the
     CMBS-related investment                                    (54,116)             0
   Increase in payable for subordinated commercial
     mortgage-backed security purchased                               0     35,622,358
   Purchase of government security                          (37,299,201)             0
   Government security sold short                            33,541,350     38,193,276
                                                             ----------     ----------
   Net cash provided by operating activities                  1,953,117      1,099,620
                                                             ----------     ----------


                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                            Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                             ===========================
                                                                   Nine Months Ended
                                                                     September 30,
                                                             ---------------------------
                                                                2000             1999
                                                             -----------     -----------
Cash flows from investing activities:
   Increase in investments in mortgage loans                (15,548,160)       (829,204)
   Proceeds from repayments of mortgage loans                10,043,753      20,791,203
   Increase in note receivable                                        0      (1,900,000)
   Repayment of note receivable                                       0       1,900,000
   Principal repayments of GNMA Certificates                  3,874,003         369,235
   Costs relating to repayment of mortgage loan                 (59,583)              0
   Increase in other assets                                    (335,903)              0
   Increase in deferred costs                                         0         (27,113)
                                                              ---------      ----------
   Net cash provided (used) by investing activities          (2,025,890)     20,304,121
                                                              ---------      ----------
Cash flows from financing activities:
   Proceeds from repurchase facility payable                  2,056,000               0
   Repayments of repurchase facility payable                 (1,122,000)              0
   Distribution paid to shareholders                         (4,174,512)     (4,163,738)
   Proceeds from issuance of shares of beneficial
     interest                                                         0         633,937
   Purchase of treasury shares                                        0        (643,229)
   Increase in deferred loan costs                             (159,631)              0
   Secured borrowings                                         8,794,081               0
                                                              ---------      ----------
   Net cash provided by (used in) financing
     activities                                               5,393,938      (4,173,030)
                                                              ---------      ----------
Net increase in cash and cash
   equivalents                                                5,321,165      17,230,711

Cash and cash equivalents at the beginning
   of the period                                              3,802,298       2,953,125
                                                              ---------      ----------
Cash and cash equivalents at the end of the
   period                                                   $ 9,123,463     $20,183,836
                                                              =========      ==========
Supplemental information:
Interest paid                                               $ 2,818,753     $         0
                                                              =========      ==========
Supplemental disclosure of non cash investing
    and financing activities:

Adjustments due to contribution of mortgage loan to unconsolidated subsidiary:

   Increase in investment in unconsolidated subsidiary      $ 1,140,000     $         0
   Increase in note receivable                                7,264,093               0
   Decrease in investments in mortgage loans                 (8,404,093)              0
                                                              ---------      ----------
                                                            $         0     $         0
                                                              =========      ==========


                 See accompanying notes to financial statements

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 1 - General

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

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

As a result of the adoption of the Proposals, the Company was liable for the transaction expenses. Such expenses amounted to approximately $365,000 for the nine months ended September 30, 1999 and are classified as organization costs in the accompanying statements of income.

The Company's new business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Federal National Mortgage Association ("Fannie Mae"), and 3) acquisition of direct or indirect interests in commercial mortgage-backed securities.

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

The accompanying financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and the results of its operations for the three and nine months ended September 30, 2000 and 1999 and its cash flows for the nine months ended September 30, 2000 and 1999. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant estimates in the financial statements include the valuation of the Company's commercial mortgage-backed security-related investment.

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

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. As amended by SFAS No. 137 and 138, it is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives, management does not anticipate that implementation of this statement will have a material effect on the Company's financial statements.

In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125, which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without consideration. The Company's management does not believe that application of this statement will have a material impact on the Company's financial statements.

Certain prior year amounts have been reclassified to conform to current year presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of September 30, 2000 and December 31, 1999 is as follows:


                           Date of
                           Invest-   Interest                 Amount Advancec
                           ment/     Rate on       -----------------------------------
                           Final       FHA            FHA                                 Outstand-
                           Matu      Insured        Insured                   Total         ing
                Descrip   -rity      Mortgage       Mortgage     Additional  Amounts        Loan       Origination
Property         -ion      dat         Loans          Loan       Loans (B)   Advanced      Balance    Costs/Points
-----------     -------   --------  -----------    -----------  ----------  -----------   ---------   ------------
Town &            330       4/94      7.375%-       $9,348,000  $1,039,000  $10,387,000          $0          $0
Country IV        Apt.      5/29      9.17%
Apts.             Units               (A) (C)
Urbana, IL
(G)

Columbiana        204       4/94      (E)(N)         9,106,099     563,000    9,669,099   9,537,842     537,558
Lakes Apts.       Apt.      11/35
Columbia,         Units     (D)(K)
SC

Stony Brook       125       12/95     7.75%-         8,500,000     763,909    9,263,909     763,909     413,492
Village II        Apt.      6/37      9.13%
Apts.             Units     (D)(K)    (A) (F)
East Haven,
CT(M)

Hollows           184       4/00      (H)            1,667,007   1,549,200    3,216,207   3,216,207    (197,829)
Apts.             Apt.      1/42
Greenville,       Units     (D)(K)
NC

Elmhurst          313       6/00      (I)            5,169,911   2,874,000    8,043,911   8,043,911    (495,940)
Village Apts.     Apt.      1/42
Oveido, FL        Units     (D)(K)

Reserve at        212       8/00      8.00%          3,066,767   1,987,000    5,053,767   5,053,767     (71,955)
Autumn Crk        Apt.                9.20%
Friends-          Units               (L)
wood, TX
                                                   -----------------------------------------------------------------
Total                                              $36,857,784  $8,776,109  $45,633,893 $26,615,636    $185,326
                                                   =================================================================

                                                      Accum-
                                                     ulated
                                                      Amor-
                                                    tization                             Interest
                                                   Additional                            Earned by      2000
                                                   Loans and    Balance at  Balance at     the       Accretion       Net
                                                  Origination   September    December    Company      (Amor-       Interest
                                                  Costs/Points   30,2000   31, 1999 (1)  for 2000     tization)     Earned
                                                  ------------  ---------  ------------  --------    ----------    ---------
Town &            330       4/94                            $0          $0   $9,936,476    $168,642    ($14,470)   $154,172
Country IV        Apt.      5/29
Apts.             Units
Urbana, IL
(G)

Columbiana        204       4/94                       476,004   9,599,396    9,705,686     576,470     (67,293)    509,177
Lakes Apts.       Apt.      11/35
Columbia,         Units     (D)(K)
SC

Stony Brook       125       12/95                      406,518     770,883    9,251,320     248,466     (66,758)    181,708
Village II        Apt.      6/37
Apts.             Units     (D)(K)
East Haven,
CT(M)

Hollows           184       4/00                        (7,917)  3,026,295            0      87,755       7,917      95,672
Apts.             Apt.      1/42
Greenville,       Units     (D)(K)
NC

Elmhurst          313       6/00                        (7,884)  7,555,855            0     171,056       7,884     178,940
Village Apts.     Apt.      1/42
Oveido, FL        Units     (D)(K)

Reserve at        212       8/00                          (786)  4,982,598            0      67,566         786      68,352
Autumn Crk        Apt.
Friends-          Units
wood, TX
                                                   ------------------------------------------------------------------------
Total                                                 $865,935 $25,935,027  $28,893,482  $1,319,955   ($131,934) $1,188,021
                                                   ========================================================================

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)


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

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

(G) On January 21, 2000 and March 31, 2000 the additional loan and the FHA insured mortgage loan, respectively, due to the Company were fully repaid (see above).

(H) The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.6083% are secured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of September 30, 2000, $1,667,007 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

(I) The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232% are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of September 30, 2000, $5,169,911 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

(J) Aggregate cost for federal income tax purposes is $29,766,598.

(K) In order for the Company to exercise an acceleration option it must terminate the mortgage insurance contract with FHA not later than the accelerated payment date and, in certain circumstances, must terminate the mortgage insurance contract upon the exercise of the acceleration option. Because the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the value of the underlying property has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

(L) The interest rates for the Reserve at Autumn Creek are 9.202% during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.202% are secured by a second mortgage deed of trust and are guaranteed until January 2005 by an entity related to the general partner of the partnership which owns The Reserve at Autumn Creek. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is compromised of the mortgage loan of $16,538,700 and the additional loan of $1,987,000. As of September 30, 2000, $2,995,598 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in December 2041 and have 5 year lockouts against prepayment, as well as a prepayment penalty structure during the second 5 year period of the loans.

(M) The Company contributed the FHA portion of this loan to capitalize AMAC/FM, an unconsolidated subsidiary. The principal amount contributed was $8,404,092 (See Note 5). The Company retained the additional loan.

(N) Pledged as collateral in connection with a secured credit repurchase faciliity with Nomura Asset Capital Corporation (See Note 6).

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of September 30, 2000 and December 31, 1999 is as follows:




                                                 Date                 Original                             Accumulated     Loan
                                               Purchased              Purchase      Principal   Discount   Amortization Origination
                                                 /Final     Stated     Price          at           at          at        Costs at
                               Certificate      Payment    Interest   Including    September     September  September   September
Seller                           Number          Date       Rate      Discount     30, 2000      30, 2000  30, 2000     30, 2000
------                           ------        ---------   --------   ---------    ----------    --------- -----------  ----------
GNMA Certificates
-----------------
Bear Stearns                    0355540       7/27/94      7.125%    $2,407,102    $2,523,421   $(233,416)   $121,683     $78,069
                                              3/15/29

Malone Mortgage (B)             0382486       7/28/94      8.500%     2,197,130     2,128,815      (7,983)      4,344      72,301
                                              8/15/29

Goldman Sachs                   0328502       7/29/94      8.250%     3,928,615             0           0           0           0
                                              7/15/29 (A)

SunCoast Capital Group, Ltd.    G22412        6/23/97      7.000%     1,981,566     1,235,614      (8,109)      5,856           0
                                              4/20/27
                                                                    ------------- ----------- ------------ -----------  ----------
Total                                                               $10,514,413    $5,887,850   $(249,508)   $131,883    $150,370
                                                                    ============= =========== ============ ===========  ==========



                                                                      Interest
                                   Unrealized   Balance     Balance    Earned
                                    Loss at       at           at      by the                   Net
                                   September   September    December   Company     2000       Interest
Seller                             30, 2000     30, 2000    31, 1999   for 2000   Accretion    Earned
------                             ---------   ---------    --------  ---------   ---------   --------
GNMA Certificates

Bear Stearns                       $(31,588)  $2,458,169  $ 2,431,778  $135,319   $14,850     $150,169


Malone Mortgage (B)                 (41,388)   2,156,089   2,168,686    135,970      530       136,500


Goldman Sachs                             0            0   3,565,054          0       13            13


SunCoast Capital Group, Ltd.        (22,460)   1,210,901   1,298,919     67,861    1,419        69,280

                                 ------------ ----------- ------------ ---------- ---------- ----------
Total                              $(95,436)  $5,825,159  $ 9,464,437  $339,150   $16,812     $355,962
                                 ============ =========== ============ ========== ========== ==========


(A) On January 18, 2000, the Company received the final repayment amounting to $3,551,736. In addition, a prepayment penalty in the amount of $177,587 was received on February 8, 2000.
(B) Pledged as collateral in connection with a secured credit repurchase facility with Nomura Securities International (See Note 6).

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at September 30, 2000 and December 31, 1999 were as follows:

                                 September 30,    December 31,
                                       2000          1999
                                 -------------    ------------
Amortized cost                    $5,920,595       $9,719,376
Gross unrealized loss                (95,436)        (254,939)
                                  -----------      ----------
Fair Value                        $5,825,159       $9,464,437
                                  ==========       ==========


Note 4 - Commercial Mortgage-Backed Security-Related Investment and Short Sale

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or
(iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment (See Note 10).

Because the Company is required to return the CMBS to ARCap upon request by ARCap, this transaction has been accounted for as a secured loan from the Company to ARCap under SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". This loan can be contractually settled in such a way that the Company would not recover its recorded investment, so, under SFAS 125, the Company measures its investment in the loan like an investment in a debt security. The Company has elected to utilize the "trading" classification for this investment, and measures the value of the investment as the estimated value of the CMBS collateralizing the loan, with changes in the fair value of the investment included in earnings. Deferred costs relating to the CMBS-related investment are included in the basis of such investment and are being amortized as a reduction to interest income from the CMBS-related investment over 7.25 years, which is the estimated term to maturity of the CMBS-related investment.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

As of September 30, 2000 the 205 mortgage loans underlying the CMBS were secured by 217 properties of the types and in the states identified below:

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

As of September 30, 2000, there are no unpaid principal balances of loans that are underlying the CMBS investment which are more than 60 days delinquent.

As of September 30, 2000 the CMBS-related investment had an estimated fair value of $35,846,794 and an amortized cost of $36,269,009, resulting in an unrealized loss of $422,215 at that date. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

At September 30, 2000, the un-leveraged, un-hedged, weighted average yield to maturity of the Company's CMBS-related investment was approximately 11%.

The yield to maturity on the Company's CMBS-related investment depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interest provides credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interest generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinate CMBS interest will bear this loss first. To the extent there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination. There is, therefore, no assurance that the yield to maturity discussed above will be achieved.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

The Company enters into contracts to sell securities that it does not own at the time of sale ("short sales"). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. The broker which lends the securities to the Company retains the proceeds from the sale until the Company replaces the borrowed security. On September 30, 1999, the Company entered into a Short Sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns for $37,299,201 resulting in a realized gain of $894,075 and entered into an additional Short Sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns for net proceeds of $33,717,703 (which included accrued interest of $176,353). As of September 30, 2000, the U.S. Treasury Note involved in the March 16, 2000 Short Sale had an estimated fair value of $34,695,845, resulting in an unrealized loss of $1,153,995 at that date. Both the realized and unrealized gains are included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $1,498,627 on Short Sale proceeds held by Bear Stearns ($34,684,560 at September 30, 2000) and incurred interest of $517,681 and $1,588,840 on its Short Sale contracts during the three and nine months ended September 30, 2000.

NOTE 5 - Investment in Unconsolidated Subsidiary and Note Receivable

The Company has entered into an agreement with the Federal National Mortgage Association ("Fannie Mae") whereby the company will provide first loss protection ("First Loss Obligation") on certain loans originated by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement (See Note 9). Through an unconsolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

AMAC/FM was capitalized by a contribution by the Company to AMAC/FM of the mortgage loan secured by Stony Brook Village II Apartments with a principal amount of $8,404,092. This contribution was recorded by AMAC/FM as a $7,264,093 loan from the Company via a subordinated promissory note, with a stated interest rate of 7.75% and a $1,140,000 capital contribution through the issuance of AMAC/FM preferred stock. The Company accounts for its $1,140,000 investment in AMAC/FM under the equity method of accounting, because all of AMAC/FM's voting common shares are held by the Advisor and, therefore, the Company does not control AMAC/FM.

NOTE 6 - Repurchase Facilities and Secured Borrowings

On September 30, 1999, the Company entered into a repurchase facility (the "Bear Stearns Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see Note 4). The Bear Stearns Repurchase Facility has a variable interest rate based on the one-month LIBOR rate plus 1.5% (8.03% at September 30, 2000), adjusted on the first day of each month, and terminated on March 17, 2000. The Bear Stearns Repurchase Facility has been renewed through October 16, 2000 (See Note 10). The Bear Stearns Repurchase Facility is collateralized

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of September 30, 2000, the amount outstanding under this facility was $6,749,081, and the interest rate was 7.87%. Deferred costs of $79,815 relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of September 30, 2000, the amount outstanding under this facility was $2,045,000, and the interest rate was 7.12%. Deferred costs of $79,815 relating to the Nomura Securities Repurchase Facility are being amortized using the straight-line method over five years.

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

As a result of the adoption of the Proposals, the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees currently payable to the Advisor;
(b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor as also set forth below. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii) .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v) .625% for investments held prior to the adoption of the Proposals. The annual incentive fee is calculated as follows: subject to a minimum annual distribution being made to shareholders from cash available for distribution of approximately $1.45 per Share, the Advisor will be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations of the Company (as defined, and before the incentive fee) per Share (based on the weighted average number of Shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per Share (based on the weighted average number of Shares outstand-

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)

ing), exceed (2) an amount equal to (a) the weighted average of the price per Share of the initial offering (i.e., $20 per Share) and the prices per Share of any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury rate plus two percent per annum multiplied by (B) the weighted average number of Shares outstanding during such fiscal year. For any period less than a fiscal year during which the amended Advisory Agreement is in effect, the incentive fee will be prorated according to the proportion which such period bears to a full fiscal year, taking into account, however, the Company's cash available for distribution for the entire fiscal year.

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new Mortgage Loans acquired by the Company, the Advisor will receive origination points paid by borrowers equal to up to 1% of the principal amount of each Mortgage Loan, and the Company will receive origination points paid by the borrowers in excess of 1%. After the first $100 million of additional Mortgage Loans is acquired, the Company will retain 100% of the origination points paid by borrowers. During the nine months ended September 30, 2000, the Advisor and the Company each received origination points of $52,477, $123,111 and $71,995 on the Hollows, Elmhurst and Autumn Creek loans. The points received by the Company are being amortized through the mandatory prepayment dates of each loan. (See Note 2)

The costs incurred to related parties for the three and nine months ended September 30, 2000 and 1999 were as follows:


                            Three Months Ended    Nine Months Ended
                                September 30,        September 30,
                           --------------------   -------------------
                             2000        1999       2000       1999
                           --------    --------   --------   --------
Expense reimburse-
  ment                     $102,130    $ 76,028   $291,103   $152,521
Asset management fees       120,733      63,485    350,835    205,588
Incentive management
  fee                             0     (18,522)         0     81,139
                           --------    --------   --------   --------
                           $222,863    $120,991   $641,938   $439,248
                           ========    ========   ========   ========

Note 8 - Earnings Per Share

Basic net income per share in the amount $.32 and $.18 and $.62 and $1.35 for the three and nine months ended September 30, 2000 and 1999, respectively, equals net income for the periods ($1,222,735 and $697,089 and $2,376,920 and $5,186,698, respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630 and 3,838,630 and 3,838,630 and 3,843,044, respectively).

Because the Company had no dilutive securities outstanding at September 30, 2000 or 1999, diluted net income per share is the same as basic net income per share.

Note 9 - Commitments and Contingencies

The Company has completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          Notes to Financial Statements
                               September 30, 2000
                                   (Unaudited)


properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees (See Note 5). Through
September 30, 2000, three loans totaling $3,807,000 were originated under the loan venture. Subsequent to September 30, 2000, a fourth loan was originated in the amount of $1,137,000.

Note 10 - Subsequent Events

On November 1, 2000, the Company, in accordance with the Agreement (See Note 4), transferred the CMBS investment to ARCap, terminated the Short Sale, repaid the Bear Stearns Repurchase Facility and received a preferred equity interest in ARCap. The preferred equity interest has a face amount of $20,000,000 and a preferred dividend rate of 12%.

The CMBS investment and the Short Sale were marked to market at the date of the transaction, resulting in a net gain of approximately $424,000 recorded in the fourth quarter. The preferred equity interest in ARCap was recorded at fair value of the CMBS at the transaction date, less the repayment of the Bear Stearns Repurchase Facility and plus approximately $3,550,000 of cash contributed to ARCap, resulting in a carrying value of approximately $17,030,000. The preferred equity interest will be carried at cost subject to an impairment test.

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

As of September 30, 2000, the Company's mortgage investments consisted of five mortgage loans originated by or on behalf of the Company, four GNMA mortgage-backed securities and pass-through certificates and one commercial mortgage-backed security ("CMBS")-related investment.

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

During the nine months ended September 30, 2000, cash and cash equivalents increased approximately $5,321,000 primarily due to cash provided by operating activities ($1,953,000), principal repayments of mortgage loans and GNMA Certificates ($3,874,000) and proceeds from a repurchase facility payable ($2,056,000) which exceeded a net increase in investments in mortgage loans ($5,504,000), distributions paid to shareholders ($4,175,000), repayments of the repurchase facility payable ($1,122,000), and an increase in deferred loan costs ($160,000). Included in the adjustments to reconcile the net income to cash provided by operating activities is a gain on repayment of mortgage loans ($14,000), a gain on repayments of GNMA certificates ($58,000), a gain on commercial mortgage-backed, security-related investment ($997,000), a loss on government securities sold short ($1,461,000) and net accretion ($489,000).

Net unrealized losses on GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $95,436 at September 30, 2000. This represents a decrease of $159,503 in the unrealized loss for the nine months ended

September 30, 2000, of which a decrease of $110,677 is attributable to the repayments of GNMA investments (which resulted in a net realized gain of $(58,409) and an increase of $(48,826) is attributable to an increase in market prices for GNMA investments held at both September 30, 2000 and December 31, 1999. On January 18, 2000, one of the Company's GNMA certificates in the original amount of $3,928,615 (including the discount), with an amortized cost basis of $3,671,107 at December 31, 1999, was repaid in the amount of $3,551,736 along with a prepayment penalty of $177,587 which was received in February 2000. This repayment (including the prepayment penalty) resulted in a realized gain in the amount of $58,202.

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

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust (the "Chase-First Union Trust"). The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a repurchase facility. In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. ARCap acquired from the Chase-First Union Trust all of the commercial mortgage backed securities that are subordinate to the CMBS investment (the "Subordinate Bonds") acquired by the Company. Under the Agreement, the Company has the right to acquire a portion of the Subordinate Bonds from ARCap and to exchange a portion or all of the CMBS investment and Subordinate Bonds for a preferred equity interest in ARCap. Furthermore, the Company has the right to participate on the same terms with ARCap in any subsequent resecuritization by ARCap of the Chase-First Union Trust bond issuance. In connection with such resecuritization, ARCap has the right to cause the Company to choose between three alternative options: (i) to sell the CMBS investment to ARCap; (ii) to participate with ARCap in the resecuritization; or (iii) to exchange the CMBS investment for a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. As of September 30, 2000 the CMBS-related investment had an estimated fair value of $35,846,794 and an amortized cost of $36,269,009, resulting in an unrealized loss of $422,215 at that date which is included in "net unrealized losses on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The fair value of the Company's CMBS-related investment is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for CMBS periodically suffers from a lack of liquidity. Accordingly, the fair value reported may not necessarily be indicative of the amount the Company could realize in a current liquidation of this investment.

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

The Company enters into contracts to sell securities that it does not own at the time of sale ("short sales"). The Company utilizes these contracts as a means of mitigating the potential financial statement impact of changes in the fair value of its CMBS-related investment due to changes in interest rates. The broker which lends the securities to the Company retains the proceeds from the sale until the Company replaces the borrowed security. On September 30, 1999, the Company entered into a Short Sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns") for net proceeds of $39,028,841 (which included accrued interest of $835,565). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns for $37,299,201 resulting in a realized gain of $894,075 and entered into an additional Short Sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns for net proceeds of $33,717,703 (which included accrued interest of $176,353). As of September 30, 2000, the U.S. Treasury Note involved in the March 16, 2000 Short Sale had an estimated fair value of $34,695,345, resulting in an unrealized loss of $1,153,995 at that date which is included in "net unrealized loss on commercial mortgage-backed security-related investment and government security sold short" in the statements of income. The Company earned $1,498,627 on Short Sale proceeds held by Bear Stearns ($34,684,560 at September 30, 2000) and incurred interest of $517,681 and $1,588,840 on its Short Sale contracts during the three and nine months ended September 30, 2000.

On September 30, 1999, the Company entered into a repurchase facility (the "Bear Stearns Repurchase Facility") with Bear Stearns, whereby Bear Stearns advanced $19,568,000 (55% of the purchase price) in cash towards the purchase of a CMBS-related investment (see above). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5% (8.03% of September 30, 2000), which was adjusted on the first day of each month, and terminated on March 17, 2000. The Bear Stearns Repurchase Facility has been renewed through October 16, 2000. The Bear Stearns Repurchase Facility is collateralized by the Company's CMBS-related investment and contains restrictions based on the then current market value of such investment as calculated by Bear Stearns. A decline in the market value of the CMBS could result in cash flow from such investment being diverted to reduce the outstanding borrowing, the requirement to post additional collateral, or the sale of such investment. The outstanding balance of the Bear Stearns Repurchase Facility (based on 55% of the market of the CMBS at June 15, 2000) was $19,624,000 at September 30, 2000. The Repurchase Facility currently represents the Company's sole source of liquidity needed to finance its long-term CMBS-related investment. If the lender fails to renew the Repurchase Facility, the Company will be required to seek new financing or may have to liquidate the CMBS or other investments.

On November 1, 2000, the Company, in accordance with the Agreement (See Note 4), transferred the CMBS investment to ARCap, terminated the Short Sale, repaid the Bear Stearns Repurchase Facility and received a preferred equity interest in ARCap. The preferred equity interest has a face amount of $20,000,000 and a preferred dividend rate of 12%.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge, or 80% without a qualified hedge, of the fair market value of FHA loans owned by the Company. The Nomura Master Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. On August 2, 2000, the Company borrowed $6,755,739 under the Nomura Repurchase Facility.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company and bears interest at LIBOR plus 0.50%. On July 28, 2000, the Company borrowed $2,045,000 under the Nomura Securities Repurchase Facility.

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

During the nine months ended September 30, 2000, the Company acquired three mortgage loans as follows:

On April 18, 2000, the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Hollows Apartments, a multifamily market-rate housing apartment complex located in North Carolina. The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.6083% are se-cured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a non-interest bearing third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of September 30, 2000, $1,667,007 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

On June 28, 2000 the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Elmhurst Village Apartments, a multifamily market-rate housing apartment complex located in Florida. The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232% are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a non-interest bearing third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of September 30, 2000, $5,169,911 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

On August 3, 2000, the Company acquired 100% participation interest in an FHA insured first mortgage loan and an additional loan, secured by The Reserve at Autumn Creek, a multifamily market-rate housing apartment complex located in Texas. The interest rates for the Reserve at Autumn Creek are 9.202% during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.202% are secured by a second mortgage deed of trust and are guaranteed until January 2005 by an entity related to the general partner of the partnership which owns The Reserve at Autumn Creek. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is compromised of the mortgage loan of $16,538,700 and the additional loan of $1,987,000. As of September 30, 2000, $2,995,598 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in and have 5 year lockouts against prepayment, as well as, a prepayment penalty structure during the second 5 year period of the loans.

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

RESULTS OF OPERATIONS

The net income for the three and nine months ended September 30, 2000 and 1999 was $1,243,277 and $697,089 and $2,376,920 and $5,186,698, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the nine months ended September 30, 2000 and 1999.

Interest income from mortgage loans increased and decreased approximately $34,000 and $297,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to interest income from Columbiana, new loans funded during 2000 and the transfer of one loan to AMAC/FM.

Interest income from GNMA certificates decreased approximately $78,000 and $236,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to the repayment, in full, of one of the GNMA certificates on January 18, 2000.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $960,000 and $2,868,000 was recorded for the three and nine months ended September 30, 2000; such investment was made on September 30, 1999.

Interest income from temporary investments increased approximately $403,000 and $1,265,000 for the three and nine months ended September 30, 2000 as compared to 1999 primarily due to interest on Short Sale proceeds held by Bear Stearns in 2000 as collateral for securities sold short.

Interest expense in the amount of approximately $1,044,000 and $2,857,000 was recorded for the three and nine months ended September 30, 2000 relating to interest on the Bear Stearns Repurchase Facility entered into on September 30, 1999 and interest on a government securities sold short on September 30, 1999 and March 16, 2000.

General and administrative expenses increased approximately $175,000 and $329,000 for the three and nine months ended September 30, 2000 as compared to 1999. The increase for the nine months ended September 30, 2000 as compared to 1999 was primarily due to an increase in asset management fees payable to the Advisor due to the commercial mortgage-backed security-related investment made on September 30, 1999.

Amortization in the amount of approximately $26,000 and $60,000 was recorded for the three and nine months ended September 30, 2000 due to amortization of deferred costs relating to the Nomura Repurchase Facility.

A net gain (loss) on the commercial mortgage-backed security-related investment and government securities sold short in the amounts of approximately $246,000 and $(464,000) was recorded for the three and nine months ended September 30, 2000 relating to a commercial mortgage-backed security-related investment made on September 30, 1999 and securities sold short on September 30, 1999 and March 16, 2000.

Gains on repayment of mortgage loans in the amounts of approximately $72,000 and $3,272,000 were recorded for the nine months ended September 30, 2000 and 1999, respectively, relating to the repayment of the Town & Country additional loan and FHA insured mortgage loan on January 21, 2000 and March 31, 2000, respectively and the repayment of the Cove and Oxford FHA insured mortgage loans and additional loans on March 1, 1999.

DISTRIBUTIONS

Of the total distributions of $4,174,512 and $5,555,241 for the nine months ended September 30, 2000 and 1999, respectively, $1,836,883 ($.48 per share or 44%) and $0, respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 2000, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $13,706,351. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

Changes in the general level of interest rates can affect the net interest income of the Company. The following table demonstrates the estimated effect, at September 30, 2000, that changes in interest rates would have on the annual net interest income from, and the valuation of the Company's CMBS-related investment and short positions in government securities. All changes in income and valuation are measured as percentage changes from the projected income and valuation if no change in interest rates were to occur.

        CHANGE IN EXPECTED ANNUAL INCOME FROM THE CMBS-RELATED INVESTMENT
               AND SHORT POSITIONS FROM CHANGES IN INTEREST RATES

                                     Change in Income *
                              ------------------------------
Change in Interest Rates        Amount            Percentage
------------------------      --------            ----------
-250 Basis Points             $356,178                9.2%
-200 Basis Points              284,943                7.4%
-150 Basis Points              213,707                5.5%
-100 Basis Points              142,471                3.7%
-50 Basis Points                71,236                1.8%
No Change                            0                0.0%
+50 Basis Points               (71,236)              -1.8%
+100 Basis Points             (142,471)              -3.7%
+150 Basis Points             (213,707)              -5.5%
+200 Basis Points             (284,943)              -7.4%
+250 Basis Points             (356,178)              -9.2%

* Income includes expected interest income from the CMBS-related investment, amortization of market discount on CMBS, net interest expense on short positions in government securities and mark to market adjustments to the CMBS-related investment and government securities from changes in interest rates.

The Company is further exposed to interest rate risk through its short term financing through repurchase agreements at rates that are based on 30-day LIBOR. Changes in interest rates may increase the Company's cost of financing its investments. The following table demonstrates the estimated effect, at September 30, 2000, that changes in interest rates would have on the annual interest expense of the Company.

       CHANGE IN ANNUAL INTEREST EXPENSE UNDER REPURCHASE AGREEMENTS FROM
                                CHANGES IN LIBOR

                                 Change in Interest Expense
                             -------------------------------
Change in LIBOR                Amount             Percentage
---------------              ---------            ----------
-250 Basis Points            $(721,377)             -32%
-200 Basis Points             (577,102)             -25%
-150 Basis Points             (432,826)             -19%
-100 Basis Points             (288,551)             -13%
-50 Basis Points              (144,275)              -6%
No change in LIBOR                   0                0%
+50 Basis Points               144,275                6%
+100 Basis Points              288,551               13%
+150 Basis Points              432,826               19%
+200 Basis Points              577,102               25%
+250 Basis Points              721,377               32%

The investments of the Company are also exposed to spread risk. The price of a fixed income security is generally determined by adding an interest rate spread to a benchmark interest rate, such as the U.S. Treasury rate. As the spread on a security widens (or increases), the price (or value) of the security falls. As spreads on CMBS widen, the fair value of the Company's investment falls. Spread widening in the market for CMBS can occur as a result of market concerns over the stability of the commercial real estate market, excess supply of CMBS, or general credit concerns in other markets. The following table demonstrates the estimated effect that changes in CMBS spreads would have on the value of the Company's CMBS-related investment at September 30, 2000:

         CHANGE IN VALUE OF CMBS-RELATED INVESTMENT FROM CHANGES IN CMBS
                                    SPREADS

                                   Change in CMBS Value
                            ---------------------------------
Change in CMBS Spreads         Amount              Percentage
----------------------      ----------             ----------
-250 Basis Points           $6,335,921               17.7%
-200 Basis Points            5,068,737               14.1%
-150 Basis Points            3,801,553               10.6%
-100 Basis Points            2,534,368                7.1%
-50 Basis Points             1,267,184                3.5%
No change in CMBS Spreads            0                0.0%
+50 Basis Points            (1,267,184)              -3.5%
+100 Basis Points           (2,534,368)              -7.1%
+150 Basis Points           (3,801,553)             -10.6%
+200 Basis Points           (5,068,737)             -14.1%
+250 Basis Points           (6,335,921)             -17.7%

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

Item 2.    Changes in Securities - None

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information

           John B. Roche ceased to serve as Chief Financial Officer effective May 15, 2000. Alan P. Hirmes was appointed interim Chief Financial Officer effective May 15, 2000. Michael I. Wirth was appointed to the position of Chief financial Officer and replaced Alan P. Hirmes effective August 16, 2000

Item 6.    Exhibits and Reports on Form 8-K

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


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  November 13, 2000       By:  /s/ Stuart J. Boesky
                                    -------------------------------------------
                                    Stuart J. Boesky
                                    Trustee, Chairman of the Board,
                                    President  and Chief Executive Officer



Date:  November 13, 2000       By:  /s/ Michael I. Wirth
                                    -------------------------------------------
                                    Michael I. Wirth
                                    Chief Financial Officer