Form 10-K
period 2000-12-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 2001-04-02
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
- -------  EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
                                       OR

____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (Formerly American Mortgage Investors Trust)
             (Exact name of registrant as specified in its charter)

             Massachusetts                                          13-6972380
- -----------------------------------------                 ----------------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                              Identification No.)

625 Madison Avenue, New York, New York                                   10022
- --------------------------------------                        -----------------
    (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
       None

Securities registered pursuant to Section 12(g) of the Act:
       Shares of Beneficial Interest, par value $.10 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 9, 2001 was $39,923,541, based on a price of $10.61 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

       As of March 9, 2001 there were 3,838,630 outstanding shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE


Part III: Those portions of the Registrant's Proxy Statement for Annual Meeting of Shareholders to be held on June 14, 2001, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 37
Page 1 of 61

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

                                     PART I

Item 1.  Business.

General

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (together with its consolidated subsidiary, the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 2000, there were 3,838,630 Shares outstanding.

The Company's business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Federal National Mortgage Association ("Fannie Mae"), and 3) acquisition of direct and indirect subordinated interests in commercial mortgage-backed securities.

The current composition of the Company's investment portfolio reflects the Company's business plan and is not comparable to its investment portfolio prior to April 1999. Furthermore, the Company is still in the process of implementing its new business plan and, therefore, the current portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

The Company is governed by a board of trustees comprised of two independent trustees and one trustee who is affiliated with Related Capital Company ("Related"). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs. The Advisor has subcontracted with Related to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.


The Company has entered into an agreement with Fannie Mae whereby the company will provide first loss protection ("First Loss Obligation") on certain loans originated by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement (See Note 11 of the Company's financial statements). Through an unconsolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

During January, 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly owned subsidiary of the Company. This change was possible due to a change in federal REIT legislation passed in December 1999, allowing REITS to directly own taxable subsidiaries, beginning after the year 2000.

Mortgage Loans
Information relating to the Company's investments in Mortgage Loans as of December 31, 2000 is as follows:

                   Date of
                   Invest-
                    ment/  Interest      Amounts   Advanced
                    Final  Interest--------------------------- Outstanding       Rental
                    Matu   Rate on                       Total     Loan    Occu-  Rates at
            Descrip -rity  Mortgage Mortgage Additional Amounts  Balance   pancy  December
Property    -tion    Date  Loan(A)    Loans  Loans(B)  Advanced  12/31/00  3/4/01 31, 2000
- --------    --      ------------   -----------------  --------- --------  ------ --------


Columbiana   204    4/94   (D)     $9,106,099 $563,000  $9,669,099 $9,563,501 93%   564-959
Lakes Apts.  Apt.   11/35
Columbia, SC Units  (C)
                    (J)

Stony Brook  125    12/95  7.75%-      (I)   763,909    763,909    748,665   98.4%  895-1225
Village II   Apt.   6/37   9.128%
Apts.        Units  (C)    (E)
East
Haven,CT

Hollows Apts.184    4/00   7.875%-  3,564,064  1,549,200   5,113,264   4,927,740     (K)    (K)
Greenville,  Apt.   1/42   9.6083%
NC           Units         (F)

Elmhurst     313    6/00   8.0%-   7,694,310  2,874,000   10,568,310   10,087,809    (K)    (K)
Village      Apt.   1/42   9.3232%
Oveide, FL   Units         (G)

Reserve at   212    8/00   8.0%-   4,583,939 1,987,000   6,570,939     6,501,018   (K)    (K)
Autumn Creek Apt.   (J)    9.202%
Friendswood, Units         (H)
TX

                                   -------------------------------------------------------

Total                              $24,948,412  $7,737,109   $32,685,521  $31,828,733

                                   =======================================================

(A) The minimum interest rate shown represents base interest, which is fully insured by HUD ("Base Interest"). The additional interest rate represents interest which is not contingent upon cash flow and is secured by partnership interests in the partnerships which own the Developments ("Additional Interest").

(B) Additional loans are non-interest bearing.

(C) The mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(D) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and was 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed doubtful of collection was fully reserved and reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the Company's final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the second quarter. As a result, the Additional Interest which had been fully reserved was recorded as interest income in the second quarter of 1999.

(E) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(F) The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and is secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.6083%, are secured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of December 31, 2000, $3,564,064 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042, have 5-year lockouts against prepayment, and have a prepayment penalty structure during the second 5-year period of the loans.

(G) The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and is secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232%, are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of December 31, 2000, $7,694,310 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

(H) The interest rates for the Reserve at Autumn Creek are 9.202% during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD and is secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.202%, are secured by a second mortgage deed of trust and are guaranteed until January 2005 by an entity related to the general partner of the partnership which owns The Reserve at Autumn Creek. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is compromised of the mortgage loan of $16,538,700 and the additional loan of $1,987,000. As of December 31, 2000, $4,583,939 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in December 2041 and have 5 year lockouts against prepayment, as well as a prepayment penalty structure during the second 5 year period of the loans.

(I) The Company contributed the mortgage loan to capitalize AMAC/FM Corporation, an unconsolidated subsidiary. The principal amount contributed was $8,404,092. The Company retained the additional loan and the right to collect the additional interest.

(J) Pledged as collateral in connection with a secured credit repurchase facility with Nomura Asset Capital Corporation (See Note 6 of the Company's financial statements).

(K) The Underlying Properties for these mortgages are currently under construction.

GNMA Certificates
Information relating to the Company's investments in GNMA Certificates as of December 31, 2000 is as follows:

                                                                          Principal
                                                                          Balances
                                                                          at          Fair       Stated    Final
                            Certificate   Date                            12/31/00    Value at   Interest Payment
Seller                        Number    Purchased     Purchise Price      Including   12/31/00
                                                      %      Amount       (Discount)             Rate      Date
                                                   ------  ---------      ----------             -----     ----

Bear Stearns & Co.           0355540    7/27/94    90.7500%   $2,407,102  $2,284,046  $2,498,175 7.125%   3/15/2029
Malone Mortgage Co.          0382486    7/28/94    99.6250%   2,197,130   2,116,748   2,159,906  8.500    8/15/2029
SunCoast Capital Group,      G22412     6/23/97    99.34375%  1,981,566   1,185,679   1,193,138  7.000    4/20/2027
Ltd.                                                          ---------   ---------   ---------
                                                              $6,585,798  $5,586,473  $5,851,219
                                                              -=========   =========  -=========

Commercial Mortgage-Backed Security-Related Investment and Short Sale; Investment in ARCap On September 30, 1999, the Company acquired from ARCap Investors, ("ARCap"), a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns Repurchase Facility (see Repurchase Facilities below). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. Under the Agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. ARCap, incorporated in January 1999, invests primarily in subordinated CMBS. As of December 31, 2000, ARCap had over $310 million in assets.

This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. Interest income was accrued as it became receivable, and included accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. The Company recognized gains on this investment totaling $1,496,017 in 2000 and losses of $1,419,016 in 1999, due to mark-to-market adjustments.

On September 30, 1999, in order to mitigate the potential income statement effect of changes in the fair value of its CMBS investment caused by changes in interest rates, the Company entered into a short sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns"). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns, and entered into an additional short sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns. On November 1, 2000, the Company terminated the short sale in connection with its sale of the associated CMBS investment. The Company earned $1,498,627 and $471,262 on short sale proceeds held by Bear Stearns during 2000 and 1999, respectively (included in interest income from temporary investments) and incurred interest of $1,757,648 and 547,025 on its short sale contracts during 2000 and 1999, respectively (included in interest expense. Short sale positions were carried at estimated fair value, with changes in fair value included in earnings. The Company recognized losses on these positions totaling $1,795,572 in 2000 and gains of $1,201,317 in 1999 due to mark-to-market adjustments.

On November 1, 2000, the Company, in accordance with the Agreement, sold the CMBS investment to ARCap and repaid its borrowing under the Bear Stearns Repurchase Facility, closed out its short sale position (see below) and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

Repurchase Facilities
On September 30, 1999, the Company entered into a repurchase facility with Bear Stearns (the "Bear Stearns Repurchase Facility"), whereby Bear Stearns advanced $19,568,000 in cash towards the purchase of the CMBS-related investment (see
Note 5). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5%, which is adjusted on the first day of each month. The Bear Stearns Repurchase Facility was repaid November 1, 2000 in connection with the CMBS sale discussed above.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of December 31, 2000, the amount outstanding under this facility was $7,138,940, and the interest rate was 7.87%. This repurchase facility was renewed for $40 million in February 2001, for a term of one year.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Generally, borrowings bear interest at LIBOR plus 0.50%. As of December 31, 2000, the amount outstanding under this facility was $5,517,000, the interest rate was 7.12%.

Loan Venture with Federal National Mortgage Association
The Company completed a loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Fannie Mae is the nation's largest source of financing for home mortgages and the largest investor in multifamily mortgages. Under the terms of the loan venture, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. As of December 31, 2000, 4 loans totaling $4,937,511 have been originated under this loan venture.

Competition
The Company competes with various financial institutions in each of its lines of business. For CMBS investments, competitors include major financial institutions that sponsor CMBS conduits, pension funds, REITs and finance companies that specialize in CMBS investment management. The Company competes with banks and quasi-governmental agencies such as Fannie Mae, Freddie Mac and HUD, as well as their designated mortgagees, for multifamily loan product.

The Company's business is also affected by competition to the extent that Underlying Properties from which it derives interest and, ultimately, principal payments may be subject to rental rates and relative levels of amenities from comparable neighboring properties.

Employees and Management
The Company does not directly employ anyone. All services are performed for the Company by the Advisor and its affiliates. The Advisor receives compensation in connection with such activities as set forth in Item 8, Financial Statements and Supplementary Data, Item 11, Executive Compensation and Item 13, Certain Relationships and Related Transactions. In addition, the Company reimburses the Advisor and certain of its affiliates for expenses incurred in connection with the performance by their employees of services for the Company in accordance with the Declaration of Trust.

Information Regarding Other Companies Managed by Affiliates of the Advisor

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the external adviser of Aegis Realty, Inc. ("Aegis"), a public company which, like the Company, is externally advised by affiliates of the Manager. Also individually named in the suit were Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch. Messrs. Boesky, Allen and Fisch are trustees of the Company. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies, L.P., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001 a second action, entitled Schnipper v. Aegis Realty, Inc., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis's five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). Schnipper is purportedly brought as a class action. Each of these two actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the acquisition by Aegis of its external advisor from affiliates of the Manager. Each suit alleges that the defendants breached their fiduciary duty to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Manager. The actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue is subject to Aegis stockholders approval and will be submitted for a vote of the Aegis stockholders after proxy materials describing that transaction are disseminated to the Aegis stockholders. The defendants have advised the Company that they intend to defend both actions vigorously. With respect to the allegations in the lawsuits, the defendants have advised that they continue to believe that the transaction is fair and reasonable and in the best interests of Aegis and its stockholders and will be submitted for approval by a vote of the Aegis stockholders.

The Company believes the lawsuit against Aegis will not have a material impact on the Company's operations or financial condition.

Item 2.  Properties.

The Company does not own or lease any properties.

Item 3.  Legal Proceedings.

The Company is not a party to any material pending legal proceedings.


Item 4.  Submission of Matters to a Vote of Shareholders.

None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Stock  and  Related  Shareholder
Matters.

As of March 9, 2001, there were 273 registered shareholders owning 3,838,630 Shares. The Company's Shares have been listed on the American Stock Exchange since July 1, 1999 under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for the Company's Shares.

The high and low prices for each quarterly periods in which the Shares were traded is as follows:

                 2000             2000              1999             1999
Quarter Ended    Low              High              Low              High

March 31         7 15/16          8 7/8             -                -
June 30          8 1/8            9 11/16           -                -
September 30     7 7/8            8 15/16           9 13/16         12 15/16
December 31      7 1/4            8 15/16           8 5/8           11 3/8

The last reported sale price of Shares on the American Stock Exchange on March 9, 2001 was $10.61.

In December 1992, the Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from the Advisor.

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, an Affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest, at an initial offering price of $20 per share. The Offering terminated November 30, 1994, with a total of 3, 809,601 shares sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds ("the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575).

The Reinvestment Plan became effective March 29, 1993. During the offering period, the price per share purchased pursuant to the Reinvestment Plan equaled $20. From November 30, 1994 (the termination of the offering period) until November 30, 1997, the price per share under the Reinvestment Plan was lowered to $19. Effective November 30, 1997, the Board adopted a policy to adjust the reinvestment price annually to reflect the net asset value of a share of the Company's shares of beneficial interest. Since November 30, 1994, 355,744 shares have been sold through the Reinvestment Plan, the proceeds of which (the "Reinvestment Proceeds") were restricted for use in connection with the Company's redemption plan and were not included in Gross Proceeds.

The Redemption Plan became effective on November 30, 1994. Under the Redemption Plan, Eligible Shares could be presented to the Company for redemption. Eligible Shares were shares acquired directly from the Company or through the Reinvestment Plan owned by the original holder. The Company was required to redeem such Eligible Shares presented from redemption for cash to the extent it had sufficient Reinvestment Proceeds.

Through the quarter ended March 31, 1997, the redemption price pursuant to the Redemption Plan was $19 per Eligible Share. For the quarter ended June 30, 1997, the Board of Trustees reduced the $19 redemption price to $17.47 to reflect that shareholders had received, through that date, $1.53 in return of capital distributions. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's shares of beneficial interest.

Pursuant to the Redemption Plan, 374,412 shares have been redeemed for an aggregate price of $6,575,799.

During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 purchased which the Advisor (pursuant to the terms of the Offering) valued at $14.75 per share. As a result of shares being redeemed, the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be returned since then.

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

Distribution Information
Cash distributions per share for the years ended December 31, 2000 and 1999 are as set forth in the following table:

Cash Distribution                                           Total Amount
for Quarter Ended        Date Paid        Per Share           Distributed
- -----------------        ---------        ---------         ----------------

March 31, 2000            5/15/00        $  .3625            $1,391,504
June 30, 2000             8/14/00           .3625             1,391,504
September 30, 2000       11/14/00           .3625             1,391,504
December 31, 2000         2/14/01           .3625             1,391,503
                                           ------             ---------

Total for 2000                            $1.4500            $5,566,015
                                           ======             =========

March 31, 1999            5/15/99        $  .3575            $1,372,661
June 30, 1999             8/14/99           .3615             1,387,912
September 30, 1999       11/14/99           .3625             1,391,504
December 31, 1999         2/14/00           .3625             1,391,503
                                          -------             ---------

Total for 1999                            $1.4440            $5,543,580
                                           ======             =========

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

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% (90% commencing in 2001) of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

Of the total distributions of $5,566,015 and $6,946,745 for the years ended December 31, 2000 and 1999, respectively, $2,248,259 ($.59 per share or 40%) and $686,445 ($.18 per share or 10%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 2000, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,117,727. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

                                                                  Year ended December 31,
OPERATIONS                                     2000          1999         1998        1997         1996
- ----------                                    ------      ------------------------  ------      ----------


Total revenues                                $8,311,139  $5,507,582   $4,031,515   $4,244,854  $4,424,815

Total expenses                                 4,765,841   2,301,293      647,047      632,304     721,209
                                               ---------   ---------   ----------   ---------   ----------

Income before other gain (loss)                3,545,298   3,206,289    3,384,468    3,612,550  3,703,606

Total other gain (loss)                         (227,541)  3,054,011       12,144      (66,735)  (415,975)
                                                --------  ---------      --------    ---------  ----------


Net income                                    $3,317,757  $6,260,300   $3,396,612   $3,545,815  $3,287,631
                                               =========   =========    =========    =========   =========

Net income per share (basic and diluted)      $      .86  $      1.63  $      .88   $      .92  $     .83
                                               =========   =========    =========    =========  =========


Weighted average shares outstanding (basic
   and diluted)                                3,838,630   3,841,931    3,845,101    3,851,029  3,972,625
                                               =========   =========    =========    =========  =========


                                                                    Year ended December 31,
FINANCIAL POSITION                               2000          1999         1998        1997         1996
- ------------------                            - ------      ------------------------  ------      ---------


Total assets                                  $70,438,313 $115,565,441 $59,993,040  $61,645,922 $63,147,215
                                               ==========  ===========  ==========   ==========  ==========

Repurchase facility payable                   $12,655,940 $19,127,000 $         0  $        0    $       0
                                               ==========  ==========   =========    =========== ==========


Total liabilities                             $15,362,440 $ 58,474,076 $ 1,788,466  $ 1,259,997 $ 986,551
                                               ==========  ==========   =========    =========  =========

Total shareholders' equity                    $55,075,873 $ 57,091,365 $58,204,574  $60,385,925 $62,160,664
                                               ==========  ==========   ==========   ==========  ==========

DISTRIBUTIONS

Distributions to shareholders            $5,566,015 $5,543,580   $5,566,903   $5,574,932  $5,569,283
                                         ==========  =========    =========    =========   =========

Distribution per share                         $ 1.4500    $ 1.4440     $ 1.4500     $ 1.4500     $ 1.4500
                                                  ======      ======       ======       ======       ======

The results for the year ended December 31, 1999 reflect a gain on repayment of two mortgage loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 2000, there were 3,838,630 Shares outstanding.

The Company's business plan as a publicly traded REIT focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Federal National Mortgage Association ("Fannie Mae"), and 3) acquisition of direct and indirect subordinated interests in commercial mortgage-backed securities.

The current composition of the Company's investment portfolio reflects the Company's business plan and is not comparable to its investment portfolio prior to April 1999. Furthermore, the Company is still in the process of implementing its new business plan and, therefore, the current portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

During the year ended December 31, 2000, cash and cash equivalents decreased approximately $2,170,000 primarily due to principal repayments of a mortgage loan and GNMA Certificates ($13,921,000), proceeds from the sale of the CMBS investment ($36,764,000), refund of the deposit held with broker as collateral for securities sold short ($37,733,000) and funds from repurchase facilities ($13,698,940) which was less than cash used to acquire the investment in ARCap preferred equity interest ($20,000,000), distributions paid to shareholders ($5,566,000), repayments of the repurchase facility payable ($20,170,000) and an increase in investment in mortgage loans ($21,487,000).

Net unrealized losses on GNMA investments included in shareholders' equity pursuant to Statement of Financial Accounting Standards No. 115 aggregated $22,173 at December 31, 2000. This represents a decrease of $232,766 in the unrealized loss for the year ended December 31, 2000, of which a decrease of $112,370 is attributable to the repayments of GNMA investments (which resulted in a net realized loss of $119,384 and a decrease of $120,396 is attributable to a decrease in market prices for GNMA investments held at December 31, 2000 and December 31, 1999. On January 18, 2000, one of the Company's GNMA certificates in the original amount of $3,928,615 (including the discount), with an amortized cost basis of $3,671,107 at December 31, 1999, was repaid in the amount of $3,551,736 along with a prepayment penalty of $177,587 which was received in February 2000.

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages in the asset pool. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMA certificates tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received.

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

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of December 31, 2000, the amount outstanding under this facility was $7,138,940, and the interest rate was 7.87%. This repurchase facility was renewed for $40 million in February 2001, for a term of one year.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of December 31, 2000, the amount outstanding under this facility was $5,517,000, the interest rate was 7.12%.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 95% (90% commencing in 2001) of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

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

During the year ended December 31, 2000, the Company acquired the following mortgage loans:

On April 18, 2000, the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Hollows Apartments, a multifamily market-rate housing apartment complex located in North Carolina. The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.6083% are secured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a non-interest bearing third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of December 31, 2000, $3,564,064 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

On June 28, 2000 the Company acquired a 100% participation interest in an FHA-insured first mortgage loan and an additional loan, secured by Elmhurst Village Apartments, a multifamily market-rate housing apartment complex located in Florida. The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232% are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a non-interest bearing third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of December 31, 2000, $7,694,310 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

On August 3, 2000, the Company acquired 100% participation interest in an FHA insured first mortgage loan and an additional loan, secured by The Reserve at Autumn Creek, a multifamily market-rate housing apartment complex located in Texas. The interest rates for the Reserve at Autumn Creek are 9.202% during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD and secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.202% are secured by a second mortgage deed of trust and are guaranteed until January 2005 by an entity related to the general partner of the partnership which owns The Reserve at Autumn Creek. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is compromised of the mortgage loan of $16,538,700 and the additional loan of $1,987,000. As of December 31, 2000, $4,583,939 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in and have 5 year lockouts against prepayment, as well as, a prepayment penalty structure during the second 5 year period of the loans.

The Company completed a loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Fannie Mae is the nation's largest source of financing for home mortgages and the largest investor in multifamily mortgages. Under the loan venture transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. As of December 31, 2000, the Company originated 4 loans totaling $4,937,511 under this loan venture.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations

Comparison of Years Ended December 31, 2000 and 1999

Interest income from mortgage loans decreased approximately $1,005,000 for the year ended December 31, 2000 as compared to 1999 primarily due to the repayment of the Town and Country mortgage loan, contribution of Stonybrook FHA Loan to an unconsolidated subsidiary and the recognition in 1999 of additional interest income related to the Columbiana loan, which had been reserved in 1998. This was partially offset by increases due to the three new loans acquired during 2000.

Interest income from GNMA certificates decreased approximately $313,000 for the year ended December 31, 2000 as compared to 1999 primarily due to the repayment of one of the GNMA certificates in January 2000.

Interest income from commercial mortgage-backed security-related investment increased approximately $2,239,000 for the year ended December 31, 2000 due to a longer holding period for the investment.

Interest income from note receivable increased approximately $361,000 for the year ended December 31, 2000 primarily due to a loan made to an unconsolidated subsidiary in March 2000.

Interest income from temporary investments increased $992,000 for the year ended December 31, 2000 as compared to 1999 due to an increase in the amounts invested.

Dividend income in the amount of $401,000 was reported for the year ended December 31, 2000 due to the investment in ARCap preferred stock.

Other income increased approximately $128,000 for the year ended December 31, 2000 as compared to 1999 due to a loan origination fee and the interest income of a bridge loan.

Interest expense increased $2,465,000 for the year ended December 31, 2000 as compared to 1999 due to the repurchase facilities and the US treasury note transactions.

General and administrative expenses increased approximately $280,000 for the year ended December 31, 2000 as compared to 1999 due to a usage fee for the Nomura repurchase facilities, increased asset management fees and increased advertising. This was partially offset by a decrease in the incentive management fee.

Amortization costs in the amount of $85,000 were expensed for the year ended December 31, 2000 relating to Nomura deferred costs of the Nomura repurchase facilities.

A net loss on the commercial mortgage-backed security-related investment and government security sold short position in the amount of approximately $300,000 was recorded for the year ended December 31, 2000, as opposed to $218,000 for 1999. This was due to fluctuations in the market values of those positions during 1999 and 2000, until their sale on October 31, 2000.


Comparison of Years Ended December 31, 1999 and 1998
Interest income from mortgage loans decreased approximately $468,000 for the year ended December 31, 1999 as compared to 1998 primarily due to the repayment of the Cove and Oxford mortgage loans on March 1, 1999 which was partially offset by increases due to the receipt of Additional Interest relating to Columbiana and the accrual of Additional Interest (received in January 2000) relating to Town and Country, both of which had been fully reserved and reversed from interest in 1998.

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

A net loss on the commercial mortgage-backed security-related investment and government security sold short position in the amount of approximately $218,000 was recorded for the year ended December 31, 1999 due to changes in the fair values of such positions since they originated on September 30, 1999.

A gain on repayment of mortgage loans in the amount of approximately $3,273,000 was recorded for the year ended December 31, 1999 relating to the repayment of the Cove and Oxford mortgage loans on March 1, 1999.

Distributions

Of the total distributions of $5,566,015 and $6,946,745 for the years ended December 31, 2000 and 1999, respectively, $2,248,259 ($.59 per share or 40%) and $686,445 ($.18 per share or 10%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 2000, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,117,727. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

Recently Issued Accounting Standards

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives, implementation of this statement did not have a material effect on the Company's financial statements.

In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125 which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement will have a material impact on the Company's financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the investments of the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

Cash flows and income from the Company's investments at December 31, 2000, consisting primarily of mortgage loans, GNMA certificates, a preferred equity interest, notes receivable and cash and cash equivalents, would not be significantly affected by changes in interest rates, because these instrument bear interest at fixed rates. Other than the GNMA investments, all of these investments are carried at amortized cost, so their carrying values are not impacted by changes in interest rates. The GNMA investments are adjusted to market value through comprehensive income in the equity statement, but changes in their value have not historically been significant to shareholders' equity.

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $12.7 million of borrowings outstanding under these facilities at December 31, 2000, a 1% change in LIBOR would impact the Company's net income by approximately $127,000.

Item 8.  Financial Statements and Supplementary Data.
                                                                           Page
                                                                 ---------------
(a) 1.   Financial Statements

         Independent Auditors' Report - Deloitte & Touche LLP                 15

         Independent Auditors' Report - KPMG LLP                              16

         Consolidated Balance Sheets as of December 31, 2000 and 1999         17

         Consolidated Statements of Income for the years ended December 31,
         2000, 1999 and 1998                                                  18

         Consolidated Statements of Changes in Shareholders' Equity for
         the years ended December 31, 2000, 1999 and 1998                     19

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2000, 1999 and 1998                                     21

         Notes to Consolidated Financial Statements                           23

(a) 2.   Financial Statement Schedules

         All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiary (the "Company") as of December 31, 2000 and 1999, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiary as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 16, 2001

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees
American Mortgage Acceptance Company:



We have audited the accompanying statements of income, changes in shareholders' equity, and cash flows of American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) for the year ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of American Mortgage Acceptance Company for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

/s/ KPMG LLP

New York, New York
January 15, 1999

See accompanying notes to financial statements





               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS

                                                                 December 31,
                                                          ----------------------
                                                              2000            1999
                                                          -----------   -----------

Investments in mortgage loans                             $31,828,733 $  28,893,482
Investments in GNMA certificates-available for sale         5,851,219     9,464,437
Investment in ARCap                                        20,041,733             0
Investment in unconsolidated subsidiary                     1,149,182             0
Commercial mortgage-backed security-related investment              0    34,347,403
Deposit with broker as collateral for security sold short           0    37,733,101
Cash and cash equivalents                                   1,632,652     3,802,298
Notes receivable                                            8,677,843             0
Accrued interest receivable                                   680,728     1,180,115
Other assets                                                  576,223       144,605
                                                         ------------  ------------

Total assets                                              $70,438,313  $115,565,441
                                                           ==========   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Repurchase facilities payable                           $12,655,940 $  19,127,000
  Accrued interest payable                                     27,850       407,952
  Accounts payable and accrued expenses                       278,760       122,397
  Due to Advisor and affiliates                             1,008,387       433,265
  Distributions payable                                     1,391,503     1,391,503
  Government security sold short                                    0    36,991,959
                                                            ---------  ------------

Total liabilities                                          15,362,440    58,474,076
                                                           ----------  ------------

Commitments and contingencies

Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 12,500,000
   shares authorized; 4,213,826 issued and 3,838,630
   outstanding                                                421,383       421,383
  Treasury shares of beneficial interest;
   375,916 shares                                             (37,520)      (37,520)
  Additional paid-in capital                               68,840,500    68,840,500
  Distributions in excess of net income                   (14,126,317)  (11,878,059)
  Accumulated other comprehensive losss                       (22,173)      (254,939)
                                                        ------------- --------------

Total shareholders' equity                                 55,075,873    57,091,365
                                                           ----------  ------------

Total liabilities and shareholders' equity                $70,438,313  $115,565,441
                                                           ==========   ===========

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                        CONSOLIDATED STATEMENTS OF INCOME



                                                Years Ended December 31,
                                            2000          1999       1998
                                       -------------  ----------   --------
Revenues:

  Interest income:
   Mortgage loans                      $1,565,219    $2,569,901    $3,037,882
   REMIC and GNMA certificates and the
    FHA Insured Project Loan              472,693       785,591       880,680
   Commercial mortgage-backed
    security-related investment         3,189,407       950,456             0
   Note receivable                        446,625        85,786             0
   Temporary investments                2,084,417     1,092,617       112,953
   Equity in earnings of ARCap            401,096             0             0
  Other income                            151,682        23,231              0
                                       ----------   -----------     ----------

   Total revenues                       8,311,139     5,507,582     4,031,515
                                        ---------     ---------     ---------

Expenses:
  Interest                              3,371,906       906,581             0
  General and administrative            1,309,398     1,029,840       642,047
  Amortization                             84,537             0         5,000
  Organization costs                            0       364,872              0
                                      -----------    -----------   -----------

   Total expenses                       4,765,841     2,301,293       647,047
                                        ---------     ---------    ----------

Other gain (loss):

  Net loss on commercial
   mortgage-backed security-
   related investment and
   government security sold short    (299,555)     (217,699)            0

  Gain on repayment of
   mortgage loans and GNMA
   certificiates                       72,014     3,271,710        12,144
                                  -----------     ---------   -----------

  Total other gain (loss)            (227,541)    3,054,011        12,144
                                   ----------     ---------   -----------

  Net income                       $3,317,757    $6,260,300    $3,396,612
                                    =========     =========     =========

  Net income per share
   (basic and diluted)            $     .86     $      1.63    $        .88
                                  =========      ==========      ==========

  Weighted average
   shares outstanding
   (basic and diluted)              3,838,630     3,841,931     3,845,101
                                    =========     =========     =========

(continued)
               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


                                                                 Treasury Shares of   Additional   Distributions    Comprehen-
                                       Shares of Beneficial           Beneficial        Paid-in      in Excess         sive
                                              Interest               Interest
                                        Shares     Amount         Shares    Amount    Capital      of Net Income       Income
                                      ---------    ------        --------  --------   -----        -------------  ------------





Balance at December 31, 1997          4,087,583      $408,759   (248,339)  $(24,834)  $68,849,725  $(9,021,323)

Comprehensive income:
Net income                                                                                           3,396,612    $3,396,612
                                                                                                                   ---------
Other comprehensive loss:
  Net unrealized holding gain
   arising during the period                                                                                           1,079
  Less: reclassification adjustment
   for gains included in net income                                                                                  (12,144)
                                                                                                                  ----------
Other comprehensive loss                                                                                             (11,065)
                                                                                                                  ----------
Comprehensive income                                                                                              $3,385,547
                                                                                                                   =========
Issuance of shares of beneficial        85,207          8,521          0          0      1,328,465            0
   interest
Distributions                                0              0          0          0             0    (5,566,903)
Purchase of treasury shares                  0              0      (85,206)    (8,521)   (1,328,460)           0
                                       ------------    --------   ----------   -------  -----------   ------------


Balance at December 31, 1998          4,172,790       417,280   (333,545)   (33,355)   68,849,730  (11,191,614)
Comprehensive income:
Net income                                                                                           6,260,300     $6,260,300
Other comprehensive loss:
  Net unrealized holding loss
   arising during the period                                                                                        (418,964)
  Add: reclassification adjustment
   for losses included in net income                                                                                     1,492
                                                                                                                  ------------
Other comprehensive loss                                                                                            (417,472)
                                                                                                                   ---------
Comprehensive income                                                                                              $ 5,842,828
                                                                                                                   ==========
Issuance of shares of beneficial        41,036          4,103          0          0       629,834            0
   interest
Purchase of treasury shares                  0              0    (41,651)    (4,165)     (639,064)           0
Distributions                                0              0          0          0             0   (6,946,745)
                                      ---------    -----------   --------   ---------   ----------- ----------


Balance at December 31, 1999          4,213,826       421,383   (375,196)   (37,520)   68,840,500  (11,878,059)


Comprehensive income:
Net income                                                                                           3,317,757     $3,317,757
Other comprehensive income:
  Net unrealized holding gain
   arising during the period                                                                                         291,175
Less: reclassification adjustment
   for gains included in net income                                                                                   (58,409)
                                                                                                                  -----------
Other comprehensive income                                                                                           232,766
                                                                                                                  ----------
Comprehensive income                                                                                              $3,550,523
                                                                                                                   =========
Distributions                                                                                       (5,566,015)
                                                                                                   -----------


Balance at December 31, 2000          4,213,826    $  421,383  $ (375,196) $ (37,520) $68,840,500  $(14,126,317)
                                      =========     =========   ========    ========   ==========   ===========


                                      Accumulated
                                         Other
                                        Comprehen-
                                           sive

                                           Income         Total
                                      ------------    -----------


Balance at December 31, 1997             $173,598    $60,385,925

Comprehensive income:
Net income                                           3,396,612

Other comprehensive loss:
  Net unrealized holding gain
   arising during the period
  Less: reclassification adjustment
   for gains included in net income

Other comprehensive loss                  (11,065)     (11,065)

Comprehensive income

Issuance of shares of beneficial                 0    1,336,986
   interest
Distributions                                    0    (5,566,903)
Purchase of treasury shares                     0    (1,336,981)
                                          --------  -----------


Balance at December 31, 1998              162,533    58,204,574
Comprehensive income:
Net income                                           6,260,300
Other comprehensive loss:
  Net unrealized holding loss
   arising during the period
  Add: reclassification adjustment
   for losses included in net income

Other comprehensive loss                 (417,472)    (417,472)

Comprehensive income

Issuance of shares of beneficial                0      633,937
   interest
Purchase of treasury shares                     0     (643,229)
Distributions                                        (6,946,745)
                                         ---------  -----------

                                      --
Balance at December 31, 1999             (254,939)   57,091,365


Comprehensive income:
Net income                                           3,317,757
Other comprehensive income:
  Net unrealized holding gain
   arising during the period
Less: reclassification adjustment
   for gains included in net income

Other comprehensive income                232,766      232,766

Comprehensive income

Distributions                                     0  (5,566,015)
                                         ----------  ----------


Balance at December 31, 2000            $ (22,173)   $55,075,873
                                         ========     ==========


See accompanying notes to financial statements



               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Years Ended December 31,
                                                                  2000        1999         1998
                                                          -------------  ------------  ----------
Cash flows from operating activities:
  Net income                                              $  3,317,757    $  6,260,300    $  3,396,612

  Adjustments to reconcile net income to net
   cash provided by (used in) operating activities:
   Unrealized (gain) loss on commercial mortgage-
    backed security-related investment                      (1,496,017)      1,419,016               0
   Unrealized (gain) loss on government security
    sold short                                               1,795,572      (1,201,317)              0
   Gain on repayment of mortgage loans                         (13,582)     (3,273,202)              0
   Equity in earnings of ARCap                                (401,096)              0               0
   Equity in income of unconsolidated subsidiary                (9,182)             0               0
   Amortization expense-organization costs                           0           5,000
   Amortization - deferred financing costs                      92,022               0               0
   Amortization expense-loan premium and
    origination costs                                          163,371         337,590         553,608
   Accretion of GNMA discount                                  (22,356)        (23,145)        (26,272)
   Accretion of discount on commercial
    mortgage-backed security-related investment               (652,968)       (144,061)              0
   (Gain) on repayment of REMIC certificates                         0               0         (12,986)
   (Gain) loss on repayment of GNMA certificates               (58,432)          1,492             842
   Government security sold short                           33,541,350      38,193,276               0
   Purchase of government securities sold short            (72,328,881)              0               0
   Changes in operating assets and liabilities:
    Investment in commercial mortgage-
      backed security-related investment                    36,764,227     (35,622,358)              0
   Deposit with broker as collateral for security
      sold short                                            37,733,101     (37,733,101)              0
   Accrued interest receivable                                 499,388        (413,413)       (264,775)
   Other assets                                                 18,863         (33,159)              0
   Due to Advisor and affiliates                               575,122      (1,281,829)        504,220
   Accounts payable and
     accrued expenses                                          240,402          49,025          24,249
   Accrued interest payable                                   (380,102)        407,952               0
                                                             ---------    ------------    ------------
  Net cash provided by (used in) operating
   activities                                               39,378,559     (33,056,934)      4,180,498
                                                          ------------    ------------    ------------

Cash flows from investing activities:
  Increase in investment in mortgage loans                 (21,486,788)       (829,204)              0
  Proceeds from repayments of mortgage loans                 9,995,170      20,841,545         273,757
  Periodic principal payments of mortgage loans                 62,069               0               0
  Increase in note receivable                               (7,413,750)     (1,900,000)              0
  Repayment of note receivable                               6,000,000       1,900,000               0
  Investment in ARCap preferred stock                      (20,000,000)              0               0
  (Increase) decrease in other assets                         (375,178)       (111,446)          4,826
  Principal repayments of GNMA certificates                  3,926,772         442,746         413,254
  Principal repayments of REMIC certificates                         0               0       1,806,973
  Costs relating to repayment of mortgage loan                 (59,583)              0               0
                                                          ------------    ------------    ------------
  Net cash provided by (used in)
  investing activities                                     (29,351,288)     20,343,641       2,498,810
                                                          ------------    ------------    ------------

Cash flows from financing activities:
  Proceeds from repurchase facilities payable                13,698,940    19,568,000             0
  Repayments of repurchase facilities payable              (20,170,000)    (441,000)            0
  Increase in deferred loan costs                               (159,842)            0             0
  Distributions paid to shareholders                          (5,566,015)   (5,555,242)   (5,566,903)
  Proceeds from issuance of shares of
   beneficial interest                                                  0       633,937     1,336,986
  Purchase of treasury shares                                           0      (643,229)   (1,336,981)
                                                           -----------------   -----------    ----------

  Net cash provided by (used in)
   financing activities                                       (12,196,917)   13,562,466    (5,566,898)
                                                              -----------    ----------    ----------

Net increase (decrease) in cash and cash
  equivalents                                                    (2,169,646)      849,173     1,112,410

Cash and cash equivalents at the beginning
  of the year                                                    $  3,802,298  $  2,953,125    $1,840,715
                                                                  ===========   ===========     =========

Cash and cash equivalents at the end of
  the year                                                       $  1,632,652  $  3,802,298    $2,953,125
                                                                   ===========   ===========     =========

Supplemental information:
Interest paid                                                      $  3,752,008  $    498,629      $      0
                                                                   ===========   ===========    ===========

Adjustments due to contribution of mortgage loan to unconsolidated subsidiary:

Increase in investment in unconsolidated
  subsidiary                                                       $1,140,000
Increase in note receivable                                        7,264,092
Decrease in investment in mortgage loans                          (8,404,092)
                                                                   ----------
                                                                $           0
                                                                  ----------------



               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

The Company's business plan focuses on three types of mortgage products: 1) origination of participating FHA insured multifamily mortgages, 2) origination of construction and permanent mortgage financing for affordable multifamily housing pursuant to a new venture with Federal National Mortgage Association "Fannie Mae"), and 3) acquisition of direct and indirect subordinated interests in commercial mortgage-backed securities.

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

NOTE 2 - Accounting Policies

a)  Basis of Presentation
The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Manager to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of amortized assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and one wholly owned subsidiary, AMAC Repo/Seller. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as herein after used, refers to American Mortgage Acceptance Company and its subsidiary.

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

d)  Investment in ARCap
The Company's preferred equity investment in ARCap Investors, L.L.C. ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

e)  Cash and Cash Equivalents
Cash and cash equivalents include cash in banks and temporary investments in short-term instruments with original maturity dates equal to or less than three months.

f)  Loan Origination Costs
Acquisition fees and other direct expenses incurred for activities performed to originate or acquire mortgage loans have been capitalized and are included in Investment in Mortgage Loans in the balance sheets. Loan origination costs are being amortized to interest income using the effective yield method over the lives of the respective mortgages.

g)  Fair Value of Financial Instruments
As described above, the Company's GNMA certificates are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its mortgage loans and cash and cash equivalents, notes receivable, investment in ARCap, and secured borrowings approximate their carrying values at December 31, 2000 and 1999. The fair value of investments in mortgage loans and GNMA certificates are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

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

During 2000, the Company declared distributions of $1.45 per share. For federal income tax purposes, $1.20 and $.25 of the distributions were reported as ordinary income and return of capital, respectively, to shareholders for 2000.

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

l)  New Pronouncements
In December of 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements". This bulletin summarizes certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company's management believes that the guidance expressed in the bulletin does not affect the Company's correct revenue recognition policies.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It is effective for the Company beginning with the first quarter of 2001. Because the Company does not currently utilize derivatives, implementation of this statement has not had a material effect on the Company's financial statements.

In September of 2000, the FASB issued SFAS No. 140, "Accounting for Transfers of Financial Assets and Extinguishment of Liabilities". This statement replaces SFAS No. 125 which had the same name. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS No. 125's provisions without reconsideration. The Company's management does not believe that application of this statement will have a material impact on the Company's financial statements.

l)  Reclassifications
Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS
NOTE 3 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of December 31, 2000 and 1999 is as follows:

                                      Accum
                                                                   -ulated
                                      Amor-
               Date                                                tization-
                of
               Invest-          Amounts Advanced                   Additional
                           ------------------------
               ment/                                                                     Interest
               Final Interest                        Out-          Loans                 Earned     Less
               Matu  Rate                   Total   standinOrigi-   and    Balance Balance  by the   2000     Net
                      on                                                    at     at
       Descrip -rity Mortga Mortgage Addition Amounts   Loan  nation  Origina Decembe December Company  Amor-   Interest
Property             Loan                    Advanced Balance Costs  tion    31,      31,      for     tizatio Earned
        -tion  Date   (A)   Loans     Loans(B)                        Costs    2000(G)  1999    2000
        ------------  ---   ------    ------                          -----  -------  ----    ----

Town &    330  4/94  7.375%$9,348,000   $1,039,000 $10,387,000 $(C)     $0     $0   $0 $9,936,476   $168,643  $(14,470) $154,173
Country   Apt. 5/29  9.167%
IV
Apts.     Units(D)   (E)
                     (F)
Urbana,
IL

Columbiana204  4/94  (E)   9,106,099     563,000 9,669,099    9,524,355 537,558 498,412 9,563,501 9,705,686 533,987 (89,701) 444,286
Lakes     Apt. 5/29
Apts.
Columbia, Units(C)
               (M)
SC (H)

Stony     125  12/95 7.75%-    (I)    763,909    763,909     763,909  413,492 428,736 748,665   9,251,320  278,010 (88,978) 189,032
Brook
Village   Apt. 6/37  9.128%
II
Apts.     Units(C)   (F)
East
Haven,
CT (H)

Hollows   184  4/00  7.875%  3,564,064  1,549,200 5,113,264   5,113,264  (197,829) (12,305)  4,927,740    0   185,087 12,305 197,392
Apts.     Apt. 1/42  9.3232%
GreenvilleUnits      (J)
SC

Elmhurst  313  6/00  8.00%-  7,694,310  2,874,000 10,568,310 10,568,310 (495,940)(15,439) 10,087,809   0  371,060  15,439   386,499
Village   Apt. 1/42  9.3232%
Oveida,   Units      (K)
FL

Reserve   212  8/00  8.00%-  4,583,939 1,987,000 6,570,939  6,570,939 (71,955)  (2,034)  6,501,018    0   191,803   2,034   193,837
at
Autumn    Apt. (M)   9.202%
Creek     Units      (L)
Friends-
wood, TX
                           -------------------------------------------------------------------------------------

Total                $34,296,412$8,776,109$43,072,521$32,540,777$185,326$897,370$31,828,733$28,893,482$1,728,590$(163,371)$1,565,219

                           =====================================================================================


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS


(A) The minimum interest rate shown represents base interest, which is fully insured by HUD ("Base Interest"). The additional interest rate represents interest which is not contingent upon cash flow and is secured by partnership interests in the partnerships which own the Developments ("Additional Interest").

(B) Additional loans are non-interest bearing.

(C) The operations of Town and Country had not been able to support the payment of Additional Interest for the period July 1, 1997 through December 31, 1999 which amounted to $411,911. Accordingly, the accrued interest income that was doubtful of collection was fully reserved and excluded from interest income from mortgage loans in previous quarters. On January 21, 2000, the general partner of the Town and Country obligor, in exchange for the waiving of the prepayment penalty and future Additional Interest repaid the additional loan and Additional Interest due through January 21, 2000 in the amounts of $1,039,000 and $421,273, respectively. As a result, the Additional Interest which had been fully reserved was deemed to be fully collectible and recorded as interest income in the fourth quarter of 1999. On March 31, 2000, the Town and Country obligor fully repaid the FHA insured mortgage and accrued Base Interest in the amounts of $8,934,581 and $53,040, respectively, resulting in a gain on the repayment in the amount of $28,165 (including a $45,000 loan termination fee due from the Company to the loan servicing agent and unamortized origination costs).

(D) The Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(E) The interest rates for Columbiana are 7.9%-8.678% during the permanent loan period and was 7.4% during the construction period. In addition to the interest rate during the permanent loan period, the Company will be entitled to 25% of the cash flow remaining after payment of 8.678% interest. The operations of Columbiana had not been able to support the payment of Additional Interest for the period October 1, 1997 through June 30, 1998 which amounted to $48,760. Accordingly, the accrued interest income that was deemed doubtful of collection was fully reserved and reversed from interest income from mortgage loans in the fourth quarter of 1998. As a result of the Company's final advance and conversion of the construction loan to a permanent loan during the second quarter of 1999, Columbiana was able to repay construction period advances from the developer as well as Additional Interest due to the Company through the second quarter. As a result, the Additional Interest which had been fully reserved was recorded as interest income in the second quarter of 1999.

(F) In addition to the interest rate, the Company is entitled to 40% of the cash flow remaining after payment of Base and Additional Interest.

(G) Aggregate cost for federal income tax purposes is $29,766,598.

(H) In order for the Company to exercise an acceleration option it must terminate the mortgage insurance contract with FHA not later than the accelerated payment date and, in certain circumstances, must terminate the mortgage insurance contract upon the exercise of the acceleration option. Since the exercise of such option would be at the Company's discretion, it is intended to be exercised only where the value of the underlying property has increased by an amount which would justify accelerating payment in full and assuming the risks of foreclosure if the mortgagor failed to make the accelerated payment.

(I) The Company contributed the FHA portion of this loan to capitalize AMAC/FM, an unconsolidated subsidiary. The principal amount contributed was $8,404,092 (See Note 12). The Company retained the additional loan.

(J) The interest rates for Hollows Apartments are 9.6083% per annum during the permanent loan period and 7.875% during the construction period. The Note rate of 7.875% is fully insured by HUD, and is secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.6083%, are secured by a second mortgage deed of trust and are guaranteed until August 2004 by an entity related to the general partner of the partnership which owns Hollows Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $8,946,100 and the additional loan of $1,549,200. As of December 31, 2000, $3,564,064 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042, have 5-year lockouts against prepayment, and have a prepayment penalty structure during the second 5-year period of the loans.

(K) The interest rates for Elmhurst Village are 9.3232% per annum during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD, and is secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.3232%, are secured by a second mortgage deed of trust and are guaranteed until December 2004 by an entity related to the general partner of the partnership which owns the Elmhurst Village Apartments. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is comprised of the mortgage loan of $21,748,200 and the additional loan of $2,874,000. As of December 31, 2000, $7,694,310 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in January, 2042 and have 5-year lockouts against prepayment, as well as a prepayment penalty structure during the second 5-year period of the loans.

(L) The interest rates for the Reserve at Autumn Creek are 9.202% during the permanent loan period and 8% during the construction period. The Note rate of 8% is fully insured by HUD and is secured by a first mortgage deed of trust. Payments in excess of the Note rate, up to a rate of 9.202%, are secured by a second mortgage deed of trust and are guaranteed until January 2005 by an entity related to the general partner of the partnership which owns The Reserve at Autumn Creek. The principal balance of the Additional Loan is secured by a third mortgage deed of trust. In addition to the interest rate during the permanent loan period, the Company is entitled to 50% of cash flow, if any, remaining after the payment of debt service and 25% of the sale or refinancing proceeds. The total loan is compromised of the mortgage loan of $16,538,700 and the additional loan of $1,987,000. As of December 31, 2000, $4,583,939 of the mortgage loan and the full amount of the additional loan had been funded. Both loans mature in December 2041 and have 5 year lockouts against prepayment, as well as a prepayment penalty structure during the second 5 year period of the loans.

(M) Pledged as collateral in connection with a secured credit repurchase facility with Nomura Asset Capital Corporation (See Note 6).


Further information relating to investments in mortgage loans for the years ended December 31, 2000, 1999 and 1998 is as follows:


                                                 2000          1999           1998
                                            ---------------   --------   ------------

Reconciliation of mortgage loans:
Balance at beginning of period                 $28,893,482   $45,965,488   $46,792,853
Advances made during the period                 22,252,512       829,204             0
Loan origination fees (net of acquisition
  expenses)                                      (765,724)        4,723             0
Proceeds from repayment of mortgage loans      (9,995,170)  (20,841,545)     (273,757)
Periodic principal payments of mortgage loans     (62,069)            0             0
Loan contributed to unconsolidated subsidiary  (8,404,092)            0             0
Excess of proceeds over carrying value of
  mortgage loans                                   13,582     3,273,202             0
Costs relating to repayment of mortgage loan       59,583             0             0
Amortization of acquisition expenses              (38,680)     (103,318)     (180,692)
Amortization of additional loans                 (124,691)     (234,272)     (372,916)
                                             ------------  ------------  ------------

Investments in mortgage loans - December 31,  $31,828,733   $28,893,482   $45,965,488
                                               ==========    ==========    ==========

                          AMERICAN MORTGAGE ACCEPTANCE COMPANY
                          NOTES TO FINANCIAL STATEMENTS

NOTE 4 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA Certificates as of December 31, 2000 and 1999 is as follows:


                                                                           Accumulated
                            Date            Original                    Amorti-            Unrealized                Interest
                            Purchased       Purchase                  azation at  Loan        Gain                     Earned
                            /Final   Stated Price    Principal Discount December Origination Loss    Balance  Balance  by the
                  CertificatePayment        Including   at      at                Costs at     at    at       at       Company
                                     Interest        December  December           December  December December December
Seller             Number    Date     Rate  Discount   31,2000  31,2000 31,2000   31,2000  31,2000    31,2000  31,1999  for 2000
- ------            --------- --------------  -------   -----    ------    ------  --------  -------    -------------   -----


GNMA Certificates


Bear Stearns      0355540   7/27/94  7.125% $2,407,102 $2,516,855 $(232,809 $126,289 $77,865 $9,975  $2,498,17 $2,431,778  $180,128

                            3/15/29

Malone Mortgage   0382486   7/28/94  8.500% 2,197,130  2,124,715  (7,967)  4,511   72,162   (33,516) 2,159,906 2,168,686  181,179
                            8/15/29

Goldman Sachs     0328502   7/29/94  8.250% 3,928,615       0        0       0        0         0        0  3,565,054     0
                            7/15/29

SunCoast Capital  G22412    6/23/97  7.000% 1,981,566  1,193,511  (7,832)  6,092        0     1,368  1,193,138 1,298,919  89,030
Group, Ltd.
                            4/20/27
                                             -------- --------- -------- ------- --------- -------- -------- -------- -------

Total                                    $10,514,413 $5,835,081 $(248,608) $136,892 $150,027$(22,173) $5,851,219 $9,464,437 $450,337
                                            ======== ========= ======== ======= ========= ======== ======== ======== =======



                                             Net
                                  2000    Interest
                                Accretion     Earned
                                 ---------   ---


Bear Stearns                     $ 19,775 $199,903



Malone Mortgage                   706    181,885


Goldman Sachs                       13        13


SunCoast       Capital           1,862    90,892
Group, Ltd.
                                 -------- ------

Total                            $22,356 $472,693
                                  ======== ======

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at December 31, 2000 and 1999 were as follows:
                                                         December 31,
                                              ------------------------------
                                                  2000            1999
                                            -------------       --------------

Amortized cost                                 $5,873,392     $9,719,376
Gross unrealized gain (loss)                      (22,173)      (254,939)
                                                ----------     ----------
Fair Value                                     $5,851,219     $9,464,437
                                                =========      =========

For the year ended December 31, 2000, there were gains and losses of $741 and $119,895, respectively, (including acquisition fees and expenses) on principal repayments of GNMA certificates. For the year ended December 31, 1999, there were gains and losses of $1,790 and $3,282, respectively, (including acquisition fees and expenses) on principal repayments of REMIC and GNMA certificates.

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

NOTE 5 - Commercial Mortgage-Backed Security-Related Investment and Short Sale; Investment in ARCap

On September 30, 1999, the Company acquired from ARCap a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns Repurchase Facility (see Note 6). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. Under the Agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. Interest income was accrued as it became receivable, and included accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. The Company recognized gains on this investment totaling $1,496,017 in 2000 and losses of $1,419,016 in 1999, due to mark-to-market adjustments.

On September 30, 1999, in order to mitigate the potential income statement effect of changes in the fair value of its CMBS investment caused by changes in interest rates, the Company entered into a short sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns"). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns, and entered into an additional short sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns. On November 1, 2000, the Company terminated the short sale in connection with its sale of the associated CMBS investment. The Company earned $1,498,627 and $471,262 on short sale proceeds held by Bear Stearns during 2000 and 1999, respectively (included in interest income from temporary investments) and incurred interest of $1,757,648 and 547,025 on its short sale contracts during 2000 and 1999, respectively (included in interest expense. Short sale positions were carried at estimated fair value, with changes in fair value included in earnings. The Company recognized losses on these positions totaling $1,795,572 in 2000 and gains of $1,201,317 in 1999 due to mark-to-market adjustments.

On November 1, 2000, the Company, in accordance with the Agreement, sold the CMBS investment to ARCap and repaid its borrowing under the repurchase facility (see Note 6), closed out its short sales position and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

Summarized information for ARCap as of December 31, 2000 and the year then ended is as follows:

Investment securities - trading          $214,000,516
Investment securities - available for sale 76,092,175
Other assets                               20,249,212
                                         ------------
Total assets                             $310,341,903
                                          ===========

Repurchase agreements and other liabilities$133,314,684
Members' equity                           177,027,219
                                          -----------
Total liabilities and equity             $310,341,903
                                          ===========

Total revenues                          $  19,931,055
Total expenses                              8,105,265
                                        -------------
Net income                              $  11,825,790
                                         ============

NOTE 6 - Repurchase Facilities

On September 30, 1999, the Company entered into a repurchase facility with Bear Stearns (the "Bear Stearns Repurchase Facility"), whereby Bear Stearns advanced $19,568,000 in cash towards the purchase of the CMBS-related investment (see
Note 5). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5%, which is adjusted on the first day of each month. The Bear Stearns Repurchase Facility was repaid November 1, 2000 in connection with the CMBS sale discussed above.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of December 31, 2000, the amount outstanding under this facility was $7,138,940, and the interest rate was 7.87%. Deferred costs of $79,815 relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of December 31, 2000, the amount outstanding under this facility was $5,517,000, and the interest rate was 7.12%. Deferred costs of $79,815 relating to the Nomura Securities Repurchase Facility are being amortized using the straight-line method over five years.

NOTE 7 - Related Party Transactions

Prior to the adoption of the Proposals on April 6, 1999, the Company had an agreement with the Advisor pursuant to which the Advisor received compensation consisting primarily of (i) asset management fees calculated as .625% of total assets invested by the Company; (ii) a subordinated incentive fee based on the economic gain on the sale of Mortgage Investments; (iii) reimbursement of certain administrative and other costs incurred by the Advisor on behalf of the Company; and (iv) certain other fees. In addition, with respect to Mortgage Loans acquired by the Company, the Advisor was entitled to receive loan placement fees paid by borrowers equal to up to 1.5% of the principal amount of each mortgage loan.

As a result of the adoption of the Proposals (see Note 1), the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees payable to the Advisor; (b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor as also set forth below. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii) .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v) .625% for investments held prior to the adoption of the Proposals. The annual incentive fee is calculated as follows: subject to a minimum annual distribution being made to shareholders from cash available for distribution of approximately $1.45 per Share, the Advisor will be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of (A) 25% of the dollar amount by which (1)(a) Funds From Operations of the Company (before the incentive fee) per Share (based on the weighted average number of Shares outstanding) plus (b) gains (or minus losses) from debt restructuring and sales of property per Share (based on the weighted average number of Shares outstanding), exceed (2) an amount equal to (a) the weighted average of the price per Share of the initial offering (i.e. $20 per Share) and the prices per Share of any secondary offerings by the Company multiplied by (b) the ten-year U.S. Treasury rate plus two percent per annum multiplied by (B) the weighted average number of Shares outstanding during such fiscal year. For any period less than a fiscal year during which the amended Advisory Agreement is in effect, the incentive fee will be prorated according to the proportion which such period bears to a full fiscal year, taking into account, however, the Company's cash available for distribution for the entire fiscal year.

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

The costs incurred to related parties for the years ended December 31, 2000, 1999 and 1998 were as follows:

                                          Years Ended December 31,
                                   2000           1999       1998
                               -----------   -----------    -----------

Expense reimbursement             $374,751      $255,616      $120,029
Asset management fees              386,112       335,682       362,280
Incentive fee                            0       122,270             0
                              ------------       -------  ------------

                                  $760,863      $713,568      $482,309
                                   =======       =======       =======

Asset management fees, the incentive management fee and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $243,000 and $431,000 were accrued and unpaid at December 31, 2000 and 1999, respectively.

On May 19, 1999, the Company made a loan in the amount of $1,900,000 to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bore interest at 12% which was payable, along with the principal, at maturity on September 15, 1999. The note was secured by all of the membership interest in the Borrower, was guaranteed by Related Capital Company and could be prepaid in whole or in part at any time. In September 1999, the loan was repaid and the Advisor and the Company each received origination points in the amount of $19,000. The Company earned interest income of approximately $86,000 from this loan.

NOTE 8 - Earnings Per Share

Basic net income per share in the amount of $.86, $1.63 and $.88 for the years ended December 31, 2000, 1999 and 1998, respectively, equals net income for the periods ($3,317,757, $6,260,300 and $3,396,612, respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630, 3,841,931 and 3,845,101, respectively).

Because the Company has no dilutive securities outstanding at December 31, 2000, diluted net income per share is the same as basic net income per share.

NOTE 9 - Capital Shares

In December 1992, the Company issued 10,000 shares of beneficial interest at $20 per share in exchange for $200,000 cash from the Advisor.

On March 29, 1993, the Company commenced a public offering (the "Offering") through Related Equities Corporation, an Affiliate of the Advisor, and other broker-dealers on a "best efforts" basis, for up to 10,000,000 of its shares of beneficial interest, at an initial offering price of $20 per share. The Offering terminated November 30, 1994, with a total of 3,809,601 shares sold to the public, either through the Offering or the Company's dividend reinvestment plan (the "Reinvestment Plan"), representing Gross Proceeds ("the "Gross Proceeds") of $76,192,021 (before volume discounts of $40,575).

The Reinvestment Plan became effective March 29, 1993. During the offering period, the price per share purchased pursuant to the Reinvestment Plan equaled $20. From November 30, 1994 (the termination of the offering period) until November 30, 1997, the price per share under the Reinvestment Plan was lowered to $19. Effective November 30, 1997, the Board adopted a policy to adjust the reinvestment price annually to reflect the net asset value of a share of the Company's shares of beneficial interest. Since November 30, 1994, 355,744 shares have been sold through the Reinvestment Plan, the proceeds of which (the "Reinvestment Proceeds") were restricted for use in connection with the Company's redemption plan and were not included in Gross Proceeds.

The Redemption Plan became effective on November 30, 1994. Under the Redemption Plan, Eligible Shares could not be presented to the Company for redemption. Eligible Shares were shares acquired directly from the Company or through the Reinvestment Plan owned by the original holder. The Company was required to redeem such Eligible Shares presented from redemption for cash to the extent it had sufficient Reinvestment Proceeds.

Through the quarter ended March 31, 1997, the redemption price pursuant to the Redemption Plan was $19 per Eligible Share. For the quarter ended June 30, 1997, the Board of Trustees reduced the $19 redemption price to $17.47 to reflect that shareholders had received, through that date, $1.53 in return of capital distributions. The Board subsequently adopted a policy to adjust the redemption price annually to reflect the then net asset value of a share of the Company's shares of beneficial interest.

Pursuant to the Redemption Plan, 375,916 shares have been redeemed for an aggregate price of $6,575,799.

During the Offering, the Advisor received 38,481 restricted shares (including 717 from the Reinvestment Plan) in addition to the 10,000 purchased which the Advisor (pursuant to the terms of the Offering) valued at $14.75 per share. As a result of shares being redeemed, the Advisor was required to return 172 shares as of December 31, 1994; no additional shares were required to be returned since then.

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

NOTE 10 - Selected Quarterly Financial Data (unaudited)

                                                                                         2000 Quarter Ended
                                            -----------------------------------------------------------------------
                                               March 31            June 30       September 30      December 31
                                            --------------    -----------------  ------------     -----------

Revenues:

Interest income:
  Mortgage loans                            $   491,400       $   196,326    $   500,295         $   377,315
  GNMA certificates                             119,631           118,630        117,701             116,731
  Commercial mortgage-backed
   security-related investment                  950,662           956,530        960,467             321,748
  Note receivable                                     0           146,168        131,381             169,076
  Temporary investments                         547,104           674,520        624,146             238,647
  Dividend income                                     0                 0              0             401,096
Other income                                          0                 0        167,279             (15,597)
                                        ---------------   ---------------     ----------         -----------

   Total revenues                             2,108,797         2,092,174      2,501,269           1,609,016
                                              ---------         ---------      ---------           ---------

Expenses:
  Interest                                      909,107           903,614      1,044,215             514,970
  General and administrative                    332,220           257,970        425,520             293,688
  Amortization                                   13,651            20,350         26,227              24,309
                                            -----------       -----------    -----------         -----------

   Total expenses                             1,254,978         1,181,934      1,495,962             832,967
                                              ---------         ---------      ---------          ----------

Other gain (loss):

  Net gain (loss) on commercial
    mortgage-backed security-related
   investment and government
   security sold short                         (457,042)         (253,735)       246,341             164,881

  Gain (loss) on repayment of mortgage loans
   and GNMA certificates                         86,439            (6,077)        (8,371)                 23
                                            -----------     -------------   ------------     ---------------

  Total other gain (loss)                      (370,603)         (259,812)       237,970             164,904
                                             ----------       -----------     ----------          ----------

  Net income                                $   483,216       $   650,428     $1,243,277          $  940,953
                                             ==========        ==========      =========           =========

  Net income per share
   (basic and diluted)                $           .13   $           .17$            .32    $           .25
                                       ==============    ============== ===============     ==============



                                                                          1999 Quarter Ended
                                            -----------------------------------------------------------------------
                                               March 31            June 30       September 30      December 31
                                            --------------    -----------------  ------------        -----------

Revenues:

Interest income:
  Mortgage loans                            $   548,365       $   666,585       $465,994         $   888,957
  GNMA certificates                             199,646           196,898        195,315             193,732
  Commercial mortgage-backed
   security-related investment                        0                 0         10,187             940,269
  Note receivable                                     0            26,860         58,926                   0
  Temporary investments                          96,528           262,386        221,459             512,244
Other income                                          0             4,231         19,000                   0
                                        ---------------      ------------       --------     ---------------

   Total revenues                               844,539         1,156,960        970,881           2,535,202
                                             ----------         ---------        -------           ---------

Expenses:
  Interest                                            0                 0          6,061             900,520
  General and administrative                    137,534           298,729        250,841             342,736
  Organization costs                                  0           348,413         16,405                  54
                                         --------------        ----------       --------      --------------

   Total expenses                               137,534           647,142        273,307           1,243,310
                                             ----------        ----------        -------           ---------

Other gain (loss):

  Net unrealized loss on commercial
    mortgage-backed security-related
   investment and government
   security sold short                                0                 0              0            (217,699)

  Gain (loss) on repayment of mortgage loans
   and GNMA certificates                      3,273,116              (331)          (485)               (590)
                                              ---------      ------------      ---------       -------------

  Total other gain (loss)                     3,273,116              (331)          (485)           (218,289)
                                              ---------      ------------      ---------          ----------

  Net income                                 $3,980,121       $   509,487       $697,089          $1,073,603
                                              =========        ---=======        =======           =========

  Net income per share
   (basic and diluted)                    $         1.03$           .13   $        .18     $           .28
                                           ============= ==============    ===========      ==============

NOTE 11 - Commitments and Contingencies

The Company completed a loan venture with Federal National Mortgage Association ("Fannie Mae") which has agreed to fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the loan venture, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. As of December 31, 2000, the Company originated four loans totaling $4,937,511 under this loan venture.


NOTE 12 - Investment in Unconsolidated Subsidiary and Note Receivable

The Company has entered into an agreement with the Federal National Mortgage Association ("Fannie Mae") whereby the company will provide first loss protection ("First Loss Obligation") on certain loans originated by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement (See Note 11). Through an unconsolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

AMAC/FM was capitalized by a contribution by the Company to AMAC/FM of the mortgage loan secured by Stony Brook Village II Apartments with a principal amount of $8,404,092. This contribution was recorded by AMAC/FM as a $7,264,093 loan from the Company via a subordinated promissory note, with a stated interest rate of 7.75% and a $1,140,000 capital contribution through the issuance of AMAC/FM non-voting common stock. The Company accounts for its $1,140,000 investment in AMAC/FM under the equity method of accounting, because all of AMAC/FM's voting common shares are held by the Advisor and, therefore, the Company does not control AMAC/FM.

During January, 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly owned subsidiary of the Company. This change was possible due to a change in federal REIT legislation passed in December 1999, allowing REITS to directly own taxable subsidiaries, beginning after the year 2000.


NOTE 13 - Subsequent Event

On February 15, 2001, the Company renewed the Nomura Repurchase Facility with Nomura Asset Capital Corporation. Under the new terms, the Company may borrow up to $40 million, with a one time option to increase total borrowings to $60 million. The renewed facility bears interest at LIBOR plus $1.25% and matures February 15, 2002.

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

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.
                                                                      Sequential
                                                                          Page
                                                               ---------------
(a) 1.   Financial Statements

              American Mortgage Acceptance Company

         Independent Auditors' Report - Deloitte & Touche LLP                 15

         Independent Auditors' Report - KPMG LLP                              16

         Balance Sheets as of December 31, 1999 and 1998                      17

         Statements of Income for the years ended December 31,
         1999, 1998 and 1997                                                  18

         Statements of Changes in Shareholders' Equity  for the years
         ended December 31, 1999, 1998 and 1997                               19

         Statements of Cash Flows for the years ended December
         31, 1999, 1998 and 1997                                              21

         Notes to Financial Statements                                        23

         ARCap Investors, L.L.C.                                           99(a)
              Consolidated financial statements for ARCap Investors, L.L.C.
              (see Exhibit 99)

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)

                                                                      Sequential
                                                                          Page
                                                              ---------------



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

23(a) Consent of KPMG LLP with respect to incorporation by reference in its report in the Company's Registration Statement on Form S-3 (filed herewith). 45

23(b) Consent of Deloitte & Touche LLP with respect to incorporation by reference in its report in the Company's Registration Statement on Form S-3
(filed herewith).                                                             46

99.      Additional Exhibits                                                  47

99(a) The Financial Statements of ARCap Investors, L.L.C. which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09 (filed herewith).

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 30, 2001                       By:  ______________________________
                                                 Stuart J. Boesky
                                                 Trustee, Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



         Signature                      Title                    Date
- --------------------------------------------------------------------------------


____________________    Trustee, Chairman of the Board,
Stuart J. Boesky        President and Chief Executive Officer     March 30, 2001


- -------------------
Peter T. Allen               Trustee                             March 30, 2001


- -------------------
Arthur P. Fisch              Trustee                             March 30, 2001



___________________          Senior Vice President and
Michael I. Wirth             Chief Financial Officer             March 30, 2001

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 30, 2001                       By:  /s/ Stuart J. Boesky
                                                 --------------------
                                                 Stuart J. Boesky
                                                 Trustee, Chairman of the Board,
                                           President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



         Signature                  Title                       Date
- ---------------------------------------------------------------------------



/s/ Stuart J. Boesky        Trustee, Chairman of the Board,
- --------------------
Stuart J. Boesky            President and Chief Executive Officer March 30, 2001


/s/ Peter T. Allen
- ------------------
Peter T. Allen               Trustee                             March 30, 2001


/s/ Arthur P. Fisch
- -------------------
Arthur P. Fisch              Trustee                             March 30, 2001



/s/ Michael I. Wirth         Senior Vice President and
- --------------------
Michael I. Wirth             Chief Financial Officer             March 30, 2001