Form 10-Q
period 2001-03-31
AMERICAN MORTGAGE INVESTORS TRUST
filed 2001-05-14
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001


                                       OR


____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
             (Exact name of registrant as specified in its charter)


              Massachusetts                                          13-6972380
----------------------------------------                      -----------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                              10022
--------------------------------------                        -----------------
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

Item 1.  Financial Statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                                                     ------------ ------------
                                                      March 31,     December 31,
                                                         2001           2000
                                                     -------------   ----------
                                                     (Unaudited)
ASSETS
Investments in mortgage loans                       $  48,943,115$  31,828,733
Investments in GNMA certificates-
   available for sale                                   5,781,622    5,851,219
Investment in ARCap                                    20,232,637   20,041,733
Investment in unconsolidated subsidiary                         0    1,149,182
Cash and cash equivalents                                 839,321    1,632,652
Note receivable                                         1,413,750    8,677,843
Accrued interest receivable                               458,895      680,728
Other assets                                              658,756       576,223
                                                   --------------  ------------
Total assets                                        $  78,328,096$  70,438,313
                                                     ============ ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase facilities payable                    $  21,527,610$  12,655,940
   Accrued interest payable                                25,634       27,850
   Accounts payable and accrued expenses                  316,403      278,760
   Due to Advisor and affiliates                          253,925    1,008,387
   Distributions payable                                1,391,503    1,391,503
                                                    ------------  ------------
Total liabilities                                      23,515,075   15,362,440
                                                     ------------ ------------

Commitments and contingencies

Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
     12,500,000 shares authorized; 4,213,826 issued
     and 3,838,630 outstanding                            421,383      421,383
   Treasury shares of beneficial interest;
     375,196 shares                                       (37,520)     (37,520)
   Additional paid-in capital                          68,840,500   68,840,500
   Distributions in excess of net income              (14,386,672) (14,126,317)
   Accumulated other comprehensive loss                   (24,670)     (22,173)
                                                  --------------- ------------
Total shareholders' equity                             54,813,021   55,075,873
                                                     ------------ ------------
Total liabilities and shareholders' equity          $  78,328,096  $ 70,438,313
                                                     ============ ============

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)
                                                     --------------------------
                                                           Three Months Ended
                                                                 March 31,
                                                     -------------------------
                                                          2001           2000
                                                     -----------     ----------
Revenues:
   Interest income:
     Mortgage loans                                   $   888,252  $   491,400
     GNMA certificates                                    115,624      119,631
     Commercial mortgage-
       backed security-related
       investment                                               0      950,662
     Note receivable                                       45,313            0
     Temporary investments                                 16,979      547,104
   Equity in earnings of ARCap                            592,000            0
   Other income                                             6,067            0
                                                       ----------    -----------

     Total revenues                                     1,664,235    2,108,797
                                                        ---------    ---------

Expenses:
   Interest                                               275,625      909,107
   General and administrative                             237,778      332,220
   Amortization                                            19,684       13,651
                                                      -----------  -----------

     Total expenses                                       533,087    1,254,978
                                                       ----------    ---------

Other gain (loss):

   Net gain on repayments of GNMA
     certificates and mortgage loans                            0       86,439

   Net loss on commercial mortgage-
     backed security-related
     investment and government
     securities sold short                                      0     (457,042)
                                                      -----------   ----------

   Total other gain (loss)                                      0     (370,603)
                                                        ---------   ----------

   Net income                                          $1,131,148  $   483,216
                                                        =========   ==========

   Net income per share
     (basic and diluted)                            $      .29      $     .13
                                                   =========== =============

   Weighted average
     shares outstanding
     (basic and diluted)                                3,838,630    3,838,630
                                                        =========    =========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)



                                       Shares of Beneficial     Treasury Shares of
                                              Interest          Beneficial Interest  Additional     Distributions  Comprehensive
                                       ---------------------    --------------------   Paid-in       in Excess
                                        Shares          Amount    Shares    Amount    Capital      of Net Income          Income
                                      ---------        --------  ----------  --------   -----        -------------  ---------------



Balance at January 1, 2001            4,213,826      $421,383   (375,196)  $(37,520)  $68,840,500  $(14,126,317)

Comprehensive income:
Net income                                   0              0          0          0             0    1,131,148       $1,131,148
Other comprehensive income:
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain
   arising during the period                                                                                             (2,497)
                                                                                                                   ------------

Comprehensive income                                                                                                 $1,128,651
                                                                                                                      =========
Distributions                                0              0           0          0             0   (1,391,503)
                                      --------       --------    --------    -------   -----------  ------------

Balance at March 31, 2001             4,213,826      $421,383   (375,196)  $(37,520)  $68,840,500  $(14,386,672)
                                      =========       =======   ========    =======    ==========   ===========


                                                 Accumulated
                                                   Other
                                               Comprehensive
                                                Income (Loss)         Total
                                             ---------------   --------------




Balance at January 1, 2001                      $  (22,173)       $55,075,873

Comprehensive income:
Net income                                            0             1,131,148
Other comprehensive income:
  Net unrealized gain on first mortgage bonds:
  Net unrealized holding gain
   arising during the period                       (2,497)            (2,497)


Comprehensive income

Distributions                                        0            (1,391,503)
                                               ------------      -----------



Balance at March 31, 2001                          $ (24,670)     $54,813,021
                                                    ========       ==========

See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                                     --------------------------
                                                         Three Months Ended
                                                             March 31,
                                                     --------------------------
                                                          2001           2000
                                                     ------------  ------------

Cash flows from operating activities:
   Net income                                        $  1,131,148  $   483,216

Adjustments to reconcile net income to net cash provided by operating activities:
     Gain on commercial mortgage-backed
       security-related investment                              0     (432,590)
     Loss on government securities sold short                   0      889,632
     Net gain on repayments of GNMA certificates
       and mortgage loans                                       0      (86,439)
     Equity in earnings of ARCap, in excess of
       distributions received                            (190,904)           0
     Amortization - deferred financing costs               19,684       13,651
     Amortization expense-loan premium and
       origination costs                                    1,689       59,163
     Accretion of GNMA discount                            (5,511)      (5,639)
     Accretion of discount on commercial
       mortgage-backed security-related investment              0     (147,952)
     Amortization of deferred costs relating to
       the CMBS-related investment                              0        3,685
   Purchase of government security                              0  (37,299,201)
   Government security sold short                               0   33,541,350
   Changes in operating assets and liabilities:
   Deposit with broker as collateral for security
     sold short                                                 0    3,868,201
   Accrued interest receivable                            221,832      500,895
   Other assets                                             9,949       33,159
   Due to Advisor and affiliates                         (715,412)     331,499
   Accounts payable and accrued expenses                   37,644       39,649
   Accrued interest payable                                (2,215)     (88,093)
   Deferred costs relating to the CMBS-related
     investment                                                 0      (53,139)
                                                    -------------   ----------

   Net cash provided by operating activities              507,904    1,651,047
                                                     ------------  -----------

Cash flows from investing activities:
   Increase in investment in mortgage loans            (8,795,948)           0
   Proceeds from repayments of mortgage loans                   0    1,074,884
   Periodic principal payments of mortgage loans           54,082            0
   Principal repayments of GNMA Certificates               72,628    3,767,573
   Costs relating to repayment of mortgage loan                 0      (45,000)
   Increase in other assets                               (62,580)      (14,400)
                                                       ----------   -----------

   Net cash (used in) provided by investing activities  (8,731,818)  4,783,057
                                                      ------------ -----------

Cash flows from financing activities:
   Proceeds from repurchase facilities payable          8,871,670      541,000
   Repayments of repurchase facilities payable                  0     (399,000)
   Distribution paid to shareholders                   (1,391,503)  (1,391,504)
   Increase in deferred loan costs                        (49,584)    (108,024)
                                                      -----------  -----------

   Net cash provided by (used in) financing
     activities                                         7,430,583   (1,357,528)
                                                        ---------   ----------

Net (decrease) increase in cash and cash
   equivalents                                           (793,331)   5,076,576

Cash and cash equivalents at the beginning
   of the period                                        1,632,652    3,802,298
                                                        ---------    ---------

Cash and cash equivalents at the end of the
   period                                              $  839,321   $8,878,874
                                                        =========    =========

Supplemental information:
Interest paid                                         $   277,840  $   997,200
                                                       ==========   ==========

Supplemental disclosure of noncash activities:

   Proceeds from repayment of mortgage
     loan which are due from loan servicing agent                   $8,942,630
                                                                     =========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

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

The consolidated financial statements include the accounts of the Company and two wholly owned subsidiaries which it controls: AMAC Repo Seller and (effective January 2001) AMAC/FM Corporation. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the results of its operations and its cash flows for the three months ended March 31, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It was implemented by the Company on January 1, 2001.
Because the Company does not utilize derivatives, implementation of this statement did not have a material effect on the Company's financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of March 31, 2001 and December 31, 2000 is as follows:



                                              Base
                                             Interest
                                              Rate on                                         Amounts Advanced
                                                                                -------------------------------------
                                Final        Mortgage                                        Non-interest
                      Date       Ma-           Loan                   Additional               Bearing        Total       Balance
                       of                                                                                                  at
                     Invest-     turitu        (HUD    Participa        Interest  Mortgage    Additional    Amounts        March
            Descrip   ment                               -tion
Property     -tion               Date        Insured)    Rates(C)         Rate      Loans     Loans         Advanced       31, 2001
--------  --------   ----------- ------   --------  ---------------     -------    ------    --------    -------------   ---------







Columbiana   204      4/94      8/29       7.90%            25%/-          0.778%  $9,106,099  $563,000    $9,669,099     $9,527,371

Lakes        Apt.     5/29
Apts.
Columbia,   Units    (A)(B)
SC

Stony     125         12/95    6/37         7.75%                          1.378%    8,500,000    763,909   9,263,909     9,090,292
Brook
Village   Apt.         6/37
II
Apts.     Units        (A)
East
Haven,
CT

Hollows   184          4/00    1/42         7.875%        50%/25%         1.4482%   5,914,855    1,549,200  7,464,055      7,282,834
Apts.     Apt.         1/42
GreenvilleUnits        (B)
NC

Elmhurst  313          6/00     1/42        8.00%         50%/25%         1.3232%   11,813,217    2,874,000  14,687,217   14,214,127
Village   Apt.         1/42
Oveida,   Units         (B)
FL

Reserve   212          8/00     12/41      8.00%          50%/25%         1.202%    6,910,189    1,987,000   8,897,189    8,828,491
at
Autumn    Apt.          (B)
Creek     Units
Friends-
wood, TX
                                                                                ----------------------------------------------------

Total                                                                              $42,244,360  $7,737,109   $49,981,469 $48,943,115


                                                                                ====================================================

                                    Interest
                                     Earned      Less
                        Balance at    by the     2001         Net
                         December    Company     Amor-        Interest
Property                 31,2000     for 2001  tization       Earned
--------            ---------------   ------   --------       -------

Columbiana                $9,563,501  $190,876 $(22,396)       $168,480
Lakes
Apts.
Columbia,
SC

Stony
Brook                    748,665     188,690      (22,223)        166,467
Village
II
Apts.
East
Haven,
CT

Hollows
Apts.                    4,927,740     122,594        4,304        126,898
Greenville
NC

Elmhurst
Village                  10,087,809   263,998        7,411         271,409
Oveida,
FL

Reserve
at                        6,501,018   153,774         1,224          154,998
Autumn
Creek
Friends-
wood, TX

                        ----------------------------------------------------
Total
                          $31,828,733  $919,932      $(31,680)       $888,252


                        =====================================================

(A) The Mortgages have terms of 40 years, subject to mandatory prepayment at any time after 10 years and upon one year's notice.

(B) Pledged as collateral in connection with a secured credit repurchase facility with Nomura Asset Capital Corporation (See Note 5).

(C) In addition to the interest due at the base and additional interest rates, the Company is entitled to participation in certain cash flows from the underlying properties. The first percentage listed represents the Company's participation in cash flows remaining, if any, after payment of debt service: the second represents the Company's participation in sale or refinancing proceeds.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of March 31, 2001 and December 31, 2000 is as follows:

                                                                                   Accum-ulated
                                     Date             Original                      Amorti-zation              Unrealized
                                   Purchased         Purchase                          at         Loan          Loss
                                   /Final   Stated    Price    Principal    Discount   March     Origination    at      Balance
                       Certificate  Payment Interest Including   at March   at March             Costs at       March   at March
Seller                  Number      Date      Rate    Discount   31,2001    31,2001   31,2001    March 31,2001 31,2001  31,2001
------                 ---------   -------- -------  --------    ---------   -------  --------   -----------  -------   --------


GNMA Certificates

Bear Stearns            0355540   7/27/94   7.125% $2,407,102    $2,510,167  $(232,190)  $130,863 $ 77,658   $14,658 $2,501,156
                                  3/15/29

Malone Mortgage         0382486   7/28/94   8.500% 2,197,130     2,120,525     (7,952)     4,678    72,020   (27,501) 2,161,770
                                  8/15/29

SunCoast Capital        G22412    6/23/97   7.000% 1,981,566     1,131,761     (7,427)     6,189         0   (11,827) 1,118,696
Group, Ltd.
                                  4/20/27
                                                   -------- --------- -------- ------- --------- -------- -------- -------- -----

Total                                              $6,585,798   $5,762,453    $(247,569)  $141,730 $149,678  $(24,670) $5,781,622

                                                   ======== ========= ======== ======= ========= ======== ======== ======== =====



                                         Interest
                                        Earned
                          Balance at    by the                   Net
                           December     Company       2001     Interest
Seller                      31, 2000     for 2001   Accretion  Earned
------                    -----------    -------      -------  ------

GNMA Certificates              $2,498,175 $44,792   $4,912    $49,704

Bear Stearns
                               2,159,906   45,121    176      45,297

Malone Mortgage
                               1,193,138   20,200    423       20,623

SunCoast Capital
Group, Ltd.                    -- -------- ------

                                $5,851,219 $110,113  $5,511     $115,624

Total
                               == ======== ======

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2001
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at March 31, 2001 and December 31, 2000 were as follows:
                                                         March 31,  December 31,
                                                          2001        2000
                                                     -------------    ---------

Amortized cost                                         $5,806,292   $5,873,392
Gross unrealized loss                                     (24,670)     (22,173)
                                                      -----------   ----------
Fair Value                                             $5,781,622   $5,851,219
                                                        =========    =========


Note 4 - Commercial Mortgage-Backed Security-Related Investment and Short Sale; Investment in ARCap

On September 30, 1999, the Company acquired from ARCap a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, has a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns Repurchase Facility (see Note 5). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. Under the Agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. Interest income was accrued as it became receivable, and included accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. The Company recognized gains on this investment totaling $432,590 during the three months ended March 31, 2000 due to mark-to-market adjustments.

On September 30, 1999, in order to mitigate the potential income statement effect of changes in the fair value of its CMBS investment caused by changes in interest rates, the Company entered into a short sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns"). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns, and entered into an additional short sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns. On November 1, 2000, the Company terminated the short sale in connection with its sale of the associated CMBS investment. Short sale positions were carried at estimated fair value, with changes in fair value included in earnings. The Company recognized losses on these positions totaling $889,632 during the three months ended March 31, 2000 due to mark-to-market adjustments.

On November 1, 2000, the Company, in accordance with the Agreement, sold the CMBS investment to ARCap and repaid its borrowing under the repurchase facility (see Note 5), closed out its short sales position and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

NOTE 5 - Repurchase Facilities

On September 30, 1999, the Company entered into a repurchase facility with Bear Stearns (the "Bear Stearns Repurchase Facility"), whereby Bear Stearns advanced $19,568,000 in cash towards the purchase of a CMBS-related investment (see Note
4). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5%, which was adjusted on the first day of each month. The Bear Stearns Repurchase Facility was repaid November 1, 2000 in connection with the CMBS sale discussed above.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation (the "Nomura Repurchase Facility") with a term of 1 year. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001 for $40 million, with a one time option to increase to $60 million, a one year term and interest at LIBOR plus 1.25%. As of March 31, 2001 and December 31, 2000, $16,028,609 and $7,138,940,
respectively, were outstanding under The Nomura Repurchase Facility and interest rates were 6.33% and 7.87%, respectively. Deferred costs relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of March 31, 2001 and December 31, 2000, the amount outstanding under this facility was $5,499,000 and $5,517,000 and interest rates were 5.55% and 7.12%, respectively. Deferred costs of $101,169 relating to the Nomura Securities Repurchase Facility are being amortized using the straight-line method over five years.

NOTE 6 - Related Party Transactions

The costs incurred to related parties for the three months ended March 31, 2001 and 2000 were as follows:
                                                            Three Months Ended
                                                                March 31,
                                                           2001        2000
                                                        ----------------------

Expense reimbursement                                   $  61,000   $115,646
Asset management fees                                      57,047    121,944
                                                         --------    -------

                                                        $118,047     $237,590
                                                        ========     ========

Note 7 - Earnings Per Share

Basic net income per share in the amount $.29 and $.13 for the three months ended March 31, 2001 and 2000, respectively, equals net income for the periods ($1,131,148 and $483,216, respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630 and 3,838,630, respectively).

Because the Company had no dilutive securities outstanding during the three months ended March 31, 2001 or 2000, diluted net income per share is the same as basic net income per share.

Note 8 - Commitments and Contingencies

The Company completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code (see Note 9). Under the loan venture, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. As of March 31, 2001, the Company had originated loans totaling $4,933,503 under this program.

Note 9 - Investment in Unconsolidated Subsidiary and Note Receivable

The Company has entered into an agreement with Fannie Mae whereby the Company will provide first loss protection ("First Loss Obligation") on certain loans originated by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement. Through a consolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

AMAC/FM was capitalized by a contribution by the Company to AMAC/FM of the mortgage loan secured by Stony Brook Village II Apartments with a principal amount of $8,404,092. This contribution was recorded by AMAC/FM as a $7,264,093 loan from the Company via a subordinated promissory note, with a stated interest rate of 7.75% and a $1,140,000 capital contribution through the issuance of AMAC/FM non-voting common stock. During 2000, the Company accounted for its $1,140,000 investment in AMAC/FM under the equity method of accounting, because all of AMAC/FM's voting common shares were held by the Advisor and, therefore, the Company did not control AMAC/FM.

During January 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly owned, consolidated subsidiary of the Company. This change was due to the REIT Modernization Act of 1999, allowing REITS to directly own taxable REIT subsidiaries, beginning after the year 2000.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of March 31, 2001, there were 3,838,630 Shares outstanding.

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

As of March 31,  2001,  the  Company's  mortgage  investments  consisted of five mortgage loans originated by or on behalf of the Company, three GNMA mortgage-backed securities and pass-through certificates and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

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

During the three months ended March 31, 2001, cash and cash equivalents decreased approximately $793,000 primarily due to cash provided by operating activities ($508,000), an increase in investment in mortgage loans ($8,796,000), proceeds from repurchase facilities payable ($8,872,000) and distribution paid to shareholders ($1,392,000).

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

The Company's equity in the earnings of ARCap will generally be equal to the Company's preferred equity dividend rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement. ARCap's investment portfolio consists of subordinated commercial mortgage backed securities, whose yields depend, among other things, on the rate and timing of principal payments, the pass through rate, interest rate fluctuations and defaults on the underlying mortgages. The Company's investment in ARCap is illiquid and its carrying amount is not necessarily representative of the amount the Company would receive upon a sale of this investment.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with the Nomura Asset Capital Corporation (the "Nomura
Repurchase Facility"), with a term of one year. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001, for $40 million, with a one time option to increase to $60 million, a one year term, and interest at LIBOR plus 1.25%. As of March 31, 2001 and December 31, 2000, $16,028,609 and
$7,138,940, respectively, were outstanding under The Nomura Repurchase Facility.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of March 31, 2001 and December 31, 2000, the amount outstanding under this facility was $5,499,000 and $5,517,000 and interest rates were 6.63125% and 7.12%, respectively.

In order to qualify as a REIT under the Code, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments will meet its needs for short-term liquidity, and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

The Company completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty and other fees. As of March 31, 2001, the Company has originated loans totaling $4,933,503 under this program.

In May 2001, a distribution of $1,391,503, which was declared in March 2001, was paid to the shareholders for the quarter ended March 31, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

The net income for the three months ended March 31, 2001 and 2000 was $1,131,148 and $483,216, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the three months ended March 31, 2001 and 2000.

Interest income from mortgage loans increased approximately $397,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to increases in the principal advances to Elmhurst Village, Autumn Creek and The Hollows which were partially offset by the repayment of the Town and Country mortgage loan.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $951,000 was recorded for the three months ended March 31, 2000; such investment was sold in October 2000.

Interest income from temporary investments decreased approximately $530,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to the closing of interest bearing bank accounts and termination of the deposits with brokers held as collateral for short sales.

Interest income from notes receivable in the amount of approximately $45,000 was recorded for the three months ended March 31, 2001; such investments were made since September 2000.

Equity in earnings of ARCap in the amount of $592,000 was recorded for the three months ended March 31, 2001. This investment was acquired in October 2000.

Other income in the amount of $6,000 was recorded for the three months ended March 31, 2001 due to the loss sharing fees of Valley View, Alexandrine, Maple Ridge, and Hillside Apartments.

Interest expense decreased approximately $633,000 for the three months ended March 31, 2001 as compared to 2000 due to the termination of the Bear Stearns Repurchase Facility and closing out of government securities sold short positions partially offset by interest on the Nomura Securities repurchase facilities.

General and administrative expenses decreased approximately $94,000 for the three months ended March 31, 2001 as compared to 2000 primarily due to a decrease in asset management fees payable to the Advisor due to the sale of commercial mortgage-backed security-related investment and a decrease in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company.

Amortization increased approximately $6,000 for the three months ended March 31, 2001 as compared to 2000 due to amortization of deferred costs relating to the Nomura Repurchase Facility and the Nomura Securities Repurchase Facility.

A gain on the repayment of mortgage loans in the amount of approximately $28,000 was recorded for the three months ended March 31, 2000, relating to the repayment of the Town & Country additional loan and FHA insured mortgage loan on January 21, 2000. A gain of approximately $58,000 was recognized during the three months ended March 31, 2000 from the repayment of a GNMA certificate. There were no similar repayments or gains during the first quarter of 2001.

A net loss on the commercial mortgage-backed security-related investment and government securities sold short in the amount of approximately $457,000 was recorded for the three months ended March 31, 2000. These positions were liquidated in October of 2000.

Distributions
-------------

Of the total distributions of $1,391,503 and $1,391,504 for the three months ended March 31, 2001 and 2000, respectively, $260,356 ($.07 per share or 19%) and $908,288, respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 2001, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,378,083. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Forward-Looking Statements
--------------------------

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

Inflation
---------

Inflation did not have a material effect on the Company's results for the periods presented.

Quantitative and Qualitative Disclosures About Market Risk
----------------------------------------------------------

Market risk is the exposure to loss resulting from changes in interest rates, changes in spreads on CMBS, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the investments of the Company is exposed is interest rate risk which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $21.5 million of borrowings outstanding under these facilities at March 31, 2001, a 1% change in LIBOR would impact the Company's net income by approximately $215,000.

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

Information Regarding Other Companies Managed by affiliates of the Advisor.
---------------------------------------------------------------------------

On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the external advisor of Aegis Realty, Inc. ("Aegis"). Aegis is a public company which, like the Company, is externally advised by affiliates of the Advisor. Also named as defendants in the suit were certain affiliates of Aegis' advisor and Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch. Messrs. Boesky, Allen and Fisch are trustees of the Company. Aegis was also named as a nominal defendant. The action is entitled Paul v. The Related Companies L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001, a second action, entitled Schnipper v. Aegis Realty, Inc., et al., Case No. 219736-V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). Schnipper is purportedly brought as a class action. On or about April 2, 2001, a third action, entitled Opportunity Partners, L.P. v. Stuart J. Boesky, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore County, Maryland against, among others, Aegis, each of its five directors, and Aegis' external advisors, which are affiliates of our Advisor. Opportunity Partners is purportedly a class and derivative action.

Each of these three actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the termination by Aegis of its external advisory agreements with affiliates of the Advisor and the purchase by Aegis of various assets owned by those external advisors. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Advisor. All three actions seek money damages, injunctive and declaratory relief and attorney's fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving this transaction. Additionally, the transaction at issue is subject to Aegis stockholder approval after proxy materials describing that transaction are disseminated to the Aegis stockholders. The defendants have advised the Company that they intend to defend all three actions vigorously. The defendants filed motions to dismiss the complaint in Paul on or about April 16, 2001. The defendants' times to answer in Schnipper and Opportunity Partners have not yet expired.

The Company believes the lawsuit against Aegis will not have a material impact on the Company's operations or financial condition.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K - None

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:  May 12, 2001

                                       By:  ___________________________________
                                           Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer


Date:  May 12, 2001

                                          By:  _______________________________
                                               Michael I. Wirth
                                               Chief Financial Officer

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:  May 12, 2001

                                       By:  /s/ Stuart J. Boesky
                                       -------------------------
                                            Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer


Date:  May 12, 2001

                                          By:  /s/ Michael I. Wirth
                                          -------------------------
                                               Michael I. Wirth
                                               Chief Financial Officer