Form 10-Q
period 2001-06-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 2001-08-13
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)


   X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001


                                       OR


         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
 -----   EXCHANGE ACT OF 1934

                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


              Massachusetts                                 13-6972380
-------------------------------                         ------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification No.)


625 Madison Avenue, New York, New York                         10022
--------------------------------------                      -----------
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

                            PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets

                                                     ------------  ------------
                                                       JUNE 30,    DECEMBER 31,
                                                         2001          2000
                                                     ------------  ------------
                                                     (UNAUDITED)
ASSETS
Investments in mortgage loans                        $ 25,938,405  $ 32,564,679
Investments in GNMA certificates-
   available for sale                                  40,309,471     5,851,219
Investment in ARCap                                    20,232,637    20,041,733
Investment in unconsolidated subsidiary                         0     1,149,182
Cash and cash equivalents                              12,320,002     1,632,652
Note receivable                                         2,837,439     8,677,843
Accrued interest receivable                               514,517       680,728
Other assets                                              666,248       576,223
                                                     ------------  ------------
Total assets                                         $102,818,719  $ 71,174,259
                                                     ============  ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Repurchase facilities payable                     $ 45,099,616  $ 12,655,940
   Accrued interest payable                                51,749        27,850
   Deferred income                                        709,925       735,946
   Accounts payable and accrued expenses                  295,609       278,760
   Due to Advisor and affiliates                          324,926     1,008,387
   Distributions payable                                1,391,503     1,391,503
                                                     ------------  ------------
Total liabilities                                      47,873,328    16,098,386
                                                     ------------  ------------

Commitments and contingencies

Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
     12,500,000 shares authorized; 4,213,826 issued
     and 3,838,630 outstanding                            421,383       421,383
   Treasury shares of beneficial interest;
     375,196 shares                                       (37,520)      (37,520)
   Additional paid-in capital                          68,840,500    68,840,500
   Distributions in excess of net income              (14,354,146)  (14,126,317)
   Accumulated other comprehensive gain (loss)             75,174       (22,173)
                                                     ------------  ------------
Total shareholders' equity                             54,945,391    55,075,873
                                                     ------------  ------------
Total liabilities and shareholders' equity           $102,818,719  $ 71,174,259
                                                     ============  ============

                 See accompanying notes to financial statements
                                        2

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)

                                       THREE MONTHS ENDED        SIX MONTHS ENDED
                                             JUNE 30,                   JUNE 30,
                                     ---------------------     ----------------------
                                         2001       2000          2001         2000
                                     ---------------------     ----------------------
Revenues:
   Interest income:
     Mortgage loans                  $1,018,687 $  356,405     $1,906,939  $  847,805
     GNMA certificates                  378,929    118,630        494,553     238,261
     Commercial mortgage-
       backed security-related
       investment                             0    956,530              0   1,907,192
     Note receivable                     61,626          0        106,939           0
     Temporary investments                9,782    674,520         26,761   1,221,624
   Equity in earnings of ARCap          591,781          0      1,183,781           0
   Other income                          24,719          0         30,786           0
                                     ---------------------     ----------------------
     Total revenues                   2,085,524  2,106,085      3,749,759   4,214,882
                                     ---------------------     ----------------------
Expenses:
   Interest                             361,382    903,614        637,007   1,812,721
   General and administrative           289,756    271,101        527,534     603,321
   Amortization                          10,357     40,450         30,041      54,101
                                     ---------------------     ----------------------
     Total expenses                     661,495  1,215,165      1,194,582   2,470,143
                                     ---------------------     ----------------------
Other gain (loss):
   Net gain (loss) on repayments
   of GNMA certificates and
   mortgage loans                             0     (6,077)             0      80,362
   Net loss on commercial mortgage-
     backed security-related
     investment and government
     securities sold short                    0   (253,735)             0    (710,777)
                                     ---------------------     ----------------------
   Total other gain (loss)                    0   (259,812)             0    (630,415)
                                     ---------------------     ----------------------
   Net income                        $1,424,029  $ 631,108     $2,555,177  $1,114,324
                                     =====================     ======================
   Net income per share
     (basic and diluted)             $      .37  $     .16     $      .67  $      .29
                                     =====================     ======================
   Weighted average
     shares outstanding
     (basic and diluted)              3,838,630   3,838,630     3,838,630   3,838,630
                                     =====================     ======================

                 See accompanying notes to financial statements
                                        3

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Consolidated Statement of Changes in Shareholders' Equity
                                           (Unaudited)


                                                                             TREASURY SHARES OF       ADDITIONAL
                                            SHARES OF BENEFICIAL INTEREST   BENEFICIAL INTEREST        PAID-IN
                                            ---------------------------     --------------------     -----------
                                             SHARES             AMOUNT       SHARES      AMOUNT        CAPITAL
                                            ---------          --------     --------    --------     -----------
Balance at January 1, 2001                  4,213,826          $421,383     (375,196)   $(37,520)    $68,840,500
Comprehensive income:
Net income                                          0                 0            0           0               0
Other comprehensive income:
  Net unrealized gain on first mortgage
   bonds:
  Net unrealized holding gain arising
   during the period
Comprehensive income
Distributions                                       0                 0            0           0               0
                                            ---------          --------     --------    --------     -----------
Balance at June 30, 2001                    4,213,826          $421,383     (375,196)   $(37,520)    $68,840,500
                                            =========          ========     ========    ========     ===========

                                                                                     ACCUMULATED
                                             DISTRIBUTIONS                              OTHER
                                               IN EXCESS         COMPREHENSIVE      COMPREHENSIVE
                                             OF NET INCOME          INCOME          INCOME (LOSS)          TOTAL
                                             -------------       -------------      -------------       -----------
Balance at January 1, 2001                   $(14,126,317)                             $(22,173)        $55,075,873
Comprehensive income:
Net income                                      2,555,177          $2,555,177                 0           2,555,177
Other comprehensive income:
  Net unrealized gain on first mortgage
   bonds:
  Net unrealized holding gain arising
   during the period                                                   97,347            97,347              97,347
                                                                   ----------

Comprehensive income                                               $2,652,524
                                                                   ==========
Distributions                                  (2,783,006)                                    0          (2,783,006)
                                             ------------                              --------         -----------
Balance at June 30, 2001                     $(14,354,146)                             $ 75,174         $54,945,391
                                             ============                              ========         ===========

                See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                     ------------------------------
                                                          SIX MONTHS ENDED
                                                               JUNE 30,
                                                     ------------------------------
                                                         2001              2000
                                                     ------------      ------------
Cash flows from operating activities:
   Net income                                        $  2,555,177      $   1,114,324
Adjustments to reconcile net income to net
   cash provided by operating activities:
     Gain on commercial mortgage-backed
       security-related investment                              0           (297,576)
     Loss on government securities sold short                   0          1,008,353
     Net gain on repayments of GNMA certificates
       and mortgage loans                                       0           (80,362)
     Equity in earnings of ARCap, in excess of
       distributions received                            (190,904)                0
     Amortization - deferred financing costs               30,041            54,101
     Amortization expense-loan premium and
       origination costs                                    3,217           103,837
     Accretion of GNMA discount                           (10,982)          (11,240)
     Accretion of deferred income                         (26,021)           (3,858)
     Accretion of discount on commercial
       mortgage-backed security-related investment              0          (299,903)
     Amortization of deferred costs relating to
       the CMBS-related investment                              0             5,502
   Purchase of government security                              0       (37,299,201)
   Government security sold short                               0        33,541,350
   Changes in operating assets and liabilities:
   Deposit with broker as collateral for security
     sold short                                                 0         2,703,421
   Accrued interest receivable                            166,211           482,208
   Other assets                                             5,590           (86,126)
   Due to Advisor and affiliates                         (674,294)          (97,370)
   Accounts payable and accrued expenses                   16,849            75,385
   Accrued interest payable                                23,899           439,563
   Deferred costs relating to the CMBS-related
     investment                                                 0           (53,139)
                                                     ------------      ------------
   Net cash provided by operating activities            1,898,783         1,299,269
                                                     ------------      ------------
Cash flows from investing activities:
   Increase in investment in mortgage loans           (19,622,200)       (9,302,732)
   Proceeds from repayments of mortgage loans                   0        10,040,284
   Periodic principal payments of mortgage loans          133,815                 0
   Increase in note receivable                         (1,423,689)                0
   Principal repayments of GNMA Certificates              165,628         3,823,910
   Costs relating to repayment of mortgage loan                 0           (51,166)
   Increase in other assets                               (83,160)          (35,693)
                                                     ------------      ------------
Net cash (used in) provided by investing activities   (20,829,606)        4,474,603
                                                     ------------      ------------

                 See accompanying notes to financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)

                                                     ---------------------------------
                                                             SIX MONTHS ENDED
                                                                  JUNE 30,
                                                     ---------------------------------
                                                         2001                   2000
                                                     ------------            ----------
Cash flows from financing activities:
   Proceeds from repurchase facilities payable         32,443,676             1,594,000
   Repayments of repurchase facilities payable                  0            (1,097,000)
   Distribution paid to shareholders                   (2,783,007)           (2,783,008)
   Increase in deferred loan costs                        (42,496)             (143,742)
                                                     ------------            ----------
   Net cash provided by (used in) financing
     activities                                        29,618,173            (2,429,750)
                                                     ------------            ----------
Net increase in cash and cash
   equivalents                                         10,687,350             3,344,122
Cash and cash equivalents at the beginning
   of the period                                        1,632,652             3,802,298
                                                     ------------            ----------
Cash and cash equivalents at the end of the
   period                                            $ 12,320,002            $7,146,420
                                                     ============            ==========
Supplemental information:
Interest paid                                        $    613,108            $1,373,158
                                                     ============            ==========
Conversion of FHA mortgage loans to
  GNMA certificates:
Investment in GNMA certificates                      $(34,515,534)
Decrease in investment in mortgage loans               34,515,534
                                                     ------------
                                                     $          0
                                                     ============
Consolidation of former unconsolidated
   subsidiary:
Increase in investment in mortgage loans             $  8,353,294
Decrease in notes receivable                           (7,264,092)
Decrease in investment in unconsolidated
   subsidiary                                          (1,089,202)
                                                     ------------
                                                     $          0
                                                     ============

                 See accompanying notes to financial statements
                                        6

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

The Company had been governed by a board of trustees comprised of two independent trustees and one trustee who is affiliated with Related Capital Company ("Related"), a nationwide, fully integrated real estate financial services firm. Effective June 12, 2001, at its annual meeting, the Company added two additional trustees, one an independent trustee, the other an affiliate of Related, bringing the total number of trustees to five. The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs.

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

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the results of its operations and its cash flows for the three and six months ended June 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial state-

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)

ments should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2000.

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

In July 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. Management believes that implementation of these statements will not have a material impact on the Company's financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

            AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                June 30, 2001
                                (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of June 30, 2001 and December 31, 2000 is as follows:

                                             BASE
                                            INTEREST                                          AMOUNTS ADVANCED
                                            RATE ON                               -----------------------------------------
                                   FINAL    MORTGAGE                                            NON-INTEREST
                         DATE OF    MA-       LOAN                   ADDITIONAL                    BEARING          TOTAL
                DESCRIP  INVEST-  TURITY      (HUD    PARTICIPATION   INTEREST     MORTGAGE       ADDITIONAL       AMOUNTS
PROPERTY         -TION    MENT     DATE     INSURED)    RATES (C)       RATE         LOANS          LOANS         ADVANCED
--------        ------   -------  ------    --------  -------------  ---------    -----------   --------------   -----------
Columbiana       204     4/94      8/29      7.90%      25%/-          0.778%     $ 9,106,099    $  563,000      $ 9,669,099
Lakes Apts.      Apt.
Columbia,        Units   (A) (B)
SC

Stony Brook      125     12/95     6/37      7.75%                     1.378%       8,500,000       763,909        9,263,909
Village II       Apt.
Apts.            Units   (A)
East Haven,
CT

Hollows          184     4/00      1/42      7.875%     50%/25%       1.4482%              (D)    1,549,200        1,549,200
Apts.            Apt.
Greenville,      Units
NC

Elmhurst         313     6/00      1/42      8.00%      50%/25%       1.3232%              (D)    2,874,000        2,874,000
Village          Apt.
Oveida, FL       Units

Reserve at       212     8/00     12/41      8.00%      50%/25%        1.202%              (D)    1,987,000        1,987,000
Autumn           Apt.
Creek            Units
Friends-
wood, TX

Plaza at         132     6/01      6/11      (E)        50%/50%       2.1735%                       975,000          975,000
San              Apt.    (E)
Jacinto          Units
La Porte, TX
                                                                                  -----------------------------------------
Total                                                                             $17,606,099    $8,712,109      $26,318,208
                                                                                  =========================================

                                              INTEREST
                                               EARNED         LESS
                 BALANCE AT     BALANCE AT      BY THE         2001         NET
                   JUNE          DECEMBER      COMPANY        AMOR-       INTEREST
PROPERTY         30, 2001        31, 2000      FOR 2001      TIZATION      EARNED
--------        -----------     -----------  ----------     ----------  ----------
Columbiana      $ 9,495,686     $ 9,563,501  $  558,053     $  (44,779) $  513,274
Lakes Apts.
Columbia,
SC

Stony Brook       9,057,519         748,665     377,143        (44,440)    332,703
Village II
Apts.
East Haven,
CT

Hollows           1,549,200       5,113,264     201,917          8,656     210,573
Apts.
Greenville,
NC

Elmhurst          2,874,000      10,568,310     522,167         14,905     537,072
Village
Oveida, FL

Reserve at        1,987,000       6,570,939     310,856          2,461     313,317
Autumn
Creek
Friends-
wood, TX

Plaza at            975,000
San
Jacinto
La Porte, TX
----------------------------------------------------------------------------------
Total           $25,938,405     $32,564,679  $1,970,136     $  (63,197) $1,906,939
==================================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                June 30, 2001
                                 (Unaudited)

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

(D) Effective 5/29/01 , 6/28/01 and 6/28/01, the mortgage loans for the Hollows Apartments, Elmhurst Village and Reserve at Autumn Creek, respectively, were converted to GNMA certificates.

(E) The first mortgage loan for San Jacinto was underwritten by the Company, then funded by an unaffiliated third party. The Company has funded the additional equity loan for an amount of $975,000 and committed to fund an additional $275,000. The first mortgage bears interest at 7.125% per annum, is insured by HUD, and has a term of 40 years.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of June 30, 2001 and December 31, 2000 is as follows:

                                                                                                             ACCUM-
                                                DATE                  ORIGINAL                                ULATED
                                              PURCHASED               PURCHASE                                AMORTI-
                                               /FINAL     STATED      PRICE        PRINCIPAL     DISCOUNT     ZATION
                                CERTIFICATE   PAYMENT    INTEREST    INCLUDING     AT JUNE       AT JUNE     AT JUNE
SELLER                            NUMBER        DATE       RATE       DISCOUNT     30, 2001      30, 2001    30, 2001
------                          -----------   ---------  --------   ----------    ---------     ---------    --------
GNMA Certificates
-----------------
Bear Stearns                     0355540       7/27/94    7.125%    $ 2,407,102   $ 2,503,354   $(231,560)   $135,405
                                              3/15/29
Malone Mortgage                  0382486       7/28/94    8.500%      2,197,130     2,116,243      (7,935)      4,844
                                              8/15/29
SunCoast Capital Group, Ltd.      G22412        6/23/97   7.000%      1,981,566     1,049,856      (6,890)      6,124
                                              4/20/27
Hollows Apts.                     511908        5/29/01   7.620%      8,002,108     8,002,108           0           0
                                              7/15/02
Elmhurst Village                  549390        6/28/01   7.745%     16,717,335    16,717,335           0           0
                                              4/15/04
Reserve at Autumn Creek           448747        6/28/01   7.745%      9,796,091     9,796,091           0           0
                                              7/15/02
                                                                    -------------------------------------------------
Total                                                               $41,101,332   $40,184,987   $(246,385)   $146,373
                                                                    =================================================
                                           UNREALIZED                           INTEREST
                              LOAN            GAIN                              EARNED
                           ORIGINATION      (LOSS)AT    BALANCE     BALANCE     BY THE                    NET
                          COSTS AT JUNE       JUNE      AT JUNE    AT DECEMBER  COMPANY    2001        INTEREST
SELLER                      30, 2001        30, 2001    30, 2001    31, 2000    FOR 2001  ACCRETION      EARNED
------                    -------------    ---------  -----------  -----------  --------  ---------    ---------
GNMA Certificates
-----------------
Bear Stearns                $ 77,448       $ (2,479)  $ 2,482,168   $2,498,175  $ 89,444  $ 9,811      $ 99,255

Malone Mortgage               71,874        (18,078)    2,166,948    2,159,906    90,152      351        90,503

SunCoast Capital Group, Ltd.       0         33,402     1,082,492    1,193,138    38,802      820        39,622

Hollows Apts.                      0        (15,916)    7,986,192            0    94,051        0        94,051

Elmhurst Village                   0         28,713    16,746,048            0   107,896        0       107,896

Reserve at Autumn Creek            0         49,532     9,845,623            0    63,226        0        63,226

                            -----------------------------------------------------------------------------------
Total                       $149,322        $75,174   $40,309,471   $5,851,219  $483,571  $10,982      $494,553
                            ===================================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at June 30, 2001 and December 31, 2000 were as follows:

                                                        JUNE 30,    DECEMBER 31,
                                                          2001         2000
                                                      -----------   ----------
Amortized cost                                        $40,234,297   $5,873,392
Gross unrealized gain (loss)                               75,174      (22,173)
                                                      -----------   ----------
Fair Value                                            $40,309,471   $5,851,219
                                                      ===========   ==========

Note 4 - Commercial Mortgage-Backed Security-Related Investment and Short Sale; Investment in ARCap

On September 30, 1999, the Company acquired from ARCap a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, had a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns Repurchase Facility (see Note 5). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. Under the Agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. Interest income was accrued as it became receivable, and included accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. The Company recognized gains on this investment totaling $297,577 during the six months ended June 30, 2000 due to mark-to-market adjustments.

On September 30, 1999, in order to mitigate the potential income statement effect of changes in the fair value of its CMBS investment caused by changes in interest rates, the Company entered into a short sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns"). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns, and entered into an additional short sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns. On November 1, 2000, the Company terminated the short sale in connection with its sale of the associated CMBS investment. Short sale positions were carried at estimated fair value, with changes in fair value included in earnings. The Company recognized losses on these positions totaling $1,008,353 during the six months ended June 30, 2000 due to mark-to-market adjustments.

On November 1, 2000, the Company, in accordance with the Agreement, sold the CMBS investment to ARCap and repaid its borrowing under the Bear Stearns Repurchase Facility (see Note 5), closed out its short sales position and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

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

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation (the "Nomura Repurchase Facility") with a term of 1 year. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001 for $40 million, with a one time option to increase to $60 million, a one year term and interest at LIBOR plus 1.25%. As of June 30, 2001 and December 31, 2000, $6,721,616 and
$7,138,940, respectively, were outstanding under The Nomura Repurchase Facility and interest rates were 5.00% and 7.87%, respectively. Deferred costs relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of June 30, 2001 and December 31, 2000, the amount outstanding under this facility was $38,378,000 and $5,517,000 and interest rates were 4.26% and 7.12%, respectively. Deferred costs of $101,169 relating to the Nomura Securities Repurchase Facility are being amortized using the straight-line method over five years. As of June 30, 2001, all GNMA certificates owned by the Company were pledged as collateral.

NOTE 6 - Related Party Transactions

The costs incurred to related parties for the three and six months ended June 30, 2001 and 2000 were as follows:

                                    THREE MONTHS ENDED           SIX MONTHS ENDED
                                         JUNE 30,                    JUNE 30,
                                    ------------------          -------------------
                                       2001      2000             2001        2000
                                    --------  --------          --------   --------
Expense reimbursement               $110,935  $ 73,327          $171,935   $188,973
Asset management fees                 67,333   108,158           124,380    230,102
                                    --------  --------          --------   --------
                                    $178,268  $181,485          $296,315   $419,075
                                    ========  ========          ========   ========

Note 7 - Earnings Per Share

Basic net income per share in the amount $. 37 and $.16 and $.67 and $.29 for the three and six months ended June 30, 2001 and 2000, respectively, equals net income for the periods ($1,424,029 and $631,108 and $2,555,177 and $1,114,324, respectively), divided by the weighted average number of shares outstanding which was 3,838,630 for each period.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Because the Company had no dilutive securities outstanding during the three and six months ended June 30, 2001 or 2000, diluted net income per share is the same as basic net income per share.

Note 8 - Commitments and Contingencies

The Company completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code (see Note 9). Under the loan venture, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty, loan origination and other fees. As of June 30, 2001, the Company had originated loans totaling approximately $8.9 million under this program.

Note 9 - Investment in Unconsolidated Subsidiary and Note Receivable

The Company has entered into an agreement with Fannie Mae whereby the Company will provide first loss protection ("First Loss Obligation") on certain loans funded by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement. Through a consolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2001
                                   (Unaudited)

Note 10 - Subsequent Events.

During July 2001, the Company repaid approximately $6,500,000 of its borrowings under the Nomura Repurchase Facility. This repayment was made from funds received from increased borrowings under the Nomura Securities Repurchase Facility against the GNMA certificates, which were recently converted from FHA mortgage loans.

In August 2001, a distribution of $1,391,503, which was declared in June 2001, was paid to the shareholder for the quarter ended June 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of June 30, 2001, there were 3,838,630 Shares outstanding.

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

As of June 30, 2001, the Company's mortgage investments consisted of two mortgage loans and six equity loans originated by or on behalf of the Company, six GNMA mortgage-backed securities and pass-through certificates and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

During the three months ended June 30, 2001, the Company converted three mortgage loans (Hollows Apartments, Elmhurst Village, and Reserve at Autumn Creek) to GNMA mortgage backed securities. This action was completed to take advantage of the lower interest costs and higher leverage available under the Nomura Securities Repurchase Facility (see note 5). This conversion resulted in an additional $11,000,000 in borrowings. Approximately $6,500,000 was used to repay borrowings under the Nomura Repurchase Facility during July 2001. The remaining $4,500,000 will be used for further investments.

The Company is still in the process of implementing its new business plan and, therefore, the current portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

During the six months ended June 30, 2001, cash and cash equivalents increased approximately $10,687,000 primarily due to cash provided by financing activities ($29,618,000), principal repayments of GNMA certificates ($166,000), and cash provided by operating activities ($1,899,000), offset by investments in mortgage loans ($19,622,000) and distributions to shareholders ($2,783,000).

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages in the asset pool. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Certain of the Company's GNMAs are collateralized by mortgage loans on multifamily properties; these loans are generally less subject to prepayment.

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

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with the Nomura Asset Capital Corporation (the "Nomura Repurchase Facility"), with a term of one year. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001, for $40 million, with a one time option to increase to $60 million, a one year term, and interest at LIBOR plus 1.25%. As of June 30, 2001 and December 31, 2000, $6,721,616 and $7,138,940, respectively, were outstanding under The Nomura Repurchase Facility. During July 2001, the Company repaid approximately $6,500,000 using proceeds from additional borrowings under the Nomura Securities Repurchase Facility which became available upon the conversion of FHA mortgage loans to GNMA certificates discussed earlier.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of June 30, 2001 and December 31, 2000, the amount outstanding under this facility was $38,378,000 and $5,517,000 and interest rates were 4.26% and 7.12%, respectively.

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

The Company completed a loan venture with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the transaction, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to 10% of the pool of $250 million and will receive guaranty, loan origination and other fees. As of June 30, 2001, the Company has loans totaling approximately $8.9 million under this program.

In August 2001, a distribution of $1,391,503, which was declared in June 2001, was paid to the shareholders for the quarter ended June 30, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The net income for the three and six months ended June 30, 2001 and 2000 was $1,424,029 and $631,108 and $2,555,177 and $1,114,324, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the six months ended June 30, 2001 and 2000.

Interest income from mortgage loans increased approximately $662,000 and $1,059,000 for the three and six months ended June 30, 2001 as compared to 2000 primarily due to interest earned on the additional principal advances to Elmhurst Village, Autumn Creek and The Hollows prior to their conversion to GNMA certificates, partially offset by the repayment of the Town and Country mortgage loan.

Interest income from GNMA certificates increased approximately $260,000 and $256,000 for the three and six months ended June 30, 2001, primarily due to the conversion of three mortgage loans to GNMA certificates.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $956,000 and $1,907,000 was recorded for the three and six months ended June 30, 2000; such investment was sold in October 2000.

Interest income from temporary investments decreased approximately $665,000 and $1,195,000 for the three and six months ended June 30, 2001 as compared to 2000 primarily due to the reduced balances of temporary investments and termination of the deposits with brokers held as collateral for short sales.

Interest income from notes receivable in the amount of approximately $62,000 and $107,000 was recorded for the three and six months ended June 30, 2001; such investments were made since September 2000.

Equity in earnings of ARCap in the amount of $592,000 and $1,184,000 was recorded for the three and six months ended June 30, 2001. This investment was acquired in October 2000.

Other income in the amount of $25,000 and $31,000 was recorded for the three and six months ended June 30, 2001 due to the guaranty and loan origination fees earned on loans in the Fannie Mae venture.

Interest expense decreased approximately $542,000 and $1,176,000 for the three and six months ended June 30, 2001 as compared to 2000 due to the termination of the Bear Stearns Repurchase Facility and closing out of government securities sold short positions partially offset by higher interest expenses related to the Nomura Securities repurchase facilities due to higher outstanding balance.

General and administrative expenses decreased approximately $76,000 for the six months ended June 30, 2001 as compared to 2000 primarily due to a decrease in asset management fees payable to the Advisor due to the sale of commercial mortgage-backed security-related investment and a decrease in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company. There was no significant difference for the three months ended June 30, 2001.

Amortization decreased approximately $30,000 and $24,000 for the three and six months ended June 30, 2001 due to the deferred costs relating to the Nomura Repurchase Facility being fully amortized.

A gain on the repayment of mortgage loans in the amount of approximately $22,000 was recorded for the six months ended June 30, 2000, relating to the repayment of the Town & Country additional loan and FHA insured mortgage loan on January 21, 2000. A gain of approximately $59,000 was recognized during the six months ended June 30, 2000 from the repayment of a GNMA certificate. There were no similar repayments or gains during the six months ended June 30, 2001.

A net loss on the commercial mortgage-backed security-related investment and government securities sold short in the amount of approximately $254,000 and $711,000 was recorded for the three and six months ended June 30, 2000. These positions were liquidated in October of 2000.

DISTRIBUTIONS

Of the total distributions of $2,783,007 and $2,783,008 for the six months ended June 30, 2001 and 2000, respectively, $227,830 ($.06 per share or 8.19%) and $1,668,684, respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 2001, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,345,557. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $45.1 million of borrowings outstanding under these facilities at June 30, 2001, a 1% change in LIBOR would impact the Company's net income by approximately $451,000.

Cash flows and income from the Company's other financial instruments, consisting primarily of mortgage loans, a preferred equity interest, GNMA certificates, and cash and cash equivalents, would not be significantly affected by changes in interest rates, because most of these instruments bear interest at fixed rates, and are not subject to financing or hedged. Cash and cash equivalents and the mortgage loans are carried at amortized cost, and so their carrying values are not impacted by changes in interest rates. The GNMA investments are adjusted to market value through comprehensive income in the equity statement, but changes in their value have not historically been significant to shareholders' equity. The preferred equity interest is carried on the equity method; although changes in interest rates would not directly impact the carrying value of this asset, they might adversely affect the ability of the underlying entity to meet its preferred distribution requirements.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

       The Company is not a party to any material pending legal proceedings.

INFORMATION REGARDING OTHER COMPANIES MANAGED BY AFFILIATES OF THE ADVISOR.

     On or about February 8, 2001, a complaint was filed in the New York Supreme Court, County of New York, against the external advisor and property manager of Aegis Realty, Inc. ("Aegis") Aegis is a public company, which like the Company, is externally advised by affiliates of the Manager. Also named as defendants in the suit were certain affiliates of Aegis' advisor and Messrs. Boesky, Hirmes, Ross, Brenner, Allen and Fisch, each of whom (other than Mr. Ross) is a Director of the Company. Aegis was also named as a nominal defendant. The action is entitled PAUL v. THE RELATED COMPANIES, L.P., et al., Index No. 01-600669, and is purportedly a class and derivative action. On or about March 23, 2001 a second action, entitled SCHNIPPER v. AEGIS REALTY, INC., et al., Case No. 219736 - V, was filed in the Circuit Court for Montgomery County, Maryland against Aegis and each of Aegis' five directors (Messrs. Boesky, Brenner, Hirmes, Allen and Fisch). SCHNIPPER is purportedly brought as a class action. On or about April 4, 2001 a third action, entitled OPPORTUNITY PARTNERS, L.P. v. STUART J. BOESKY, et al., Civ. No. 24-C-01-001579, was filed in the Circuit Court for Baltimore City, Maryland against, among others, Aegis, each of its five directors, the Advisor and the Property Manager. OPPORTUNITY PARTNERS is purportedly a class and derivative action.

       Each of these three actions challenges Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involves the termination by Aegis of its external advisory agreements and purchase by Aegis of various assets owned by these external advisor's. Each suit alleges that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the Aegis' manager. All three actions seek money damages, injunctive and declaratory relief and attorneys' fees. The transaction at issue in each suit, however, was approved by Aegis' independent directors (Messrs. Allen and Fisch), who first obtained legal advice and two fairness opinions from nationally recognized investment banking firms before approving those transactions. Additionally, the transaction at issue would not be consummated unless and until it was approved by Aegis' stockholders after proxy materials describing that transaction were disseminated to them. The defendants have advised the Company that they intend to defend all three actions vigorously. The defendants filed motions to dismiss the complaint in PAUL on or about April 16, 2001, in SCHNIPPER on or about July 17, 2001 and in OPPORTUNITY PARTNERS in or about July 23, 2001. The PAUL motion has been fully briefed and is awaiting a decision. Opposition papers have not yet been filed in either SCHNIPPER or OPPORTUNITY PARTNERS.

       On August 7, 2001, Aegis announced that it had terminated, by mutual consent with the third party, the transaction that is at issue in each suit. No action has yet been taken by any of the plaintiffs in response to Aegis's announcement. Although the transaction at issue was terminated for reasons unrelated to the three lawsuits, management believes that a collateral consequence of that termination is that the claims asserted in each of the three lawsuits are now moot. If the plaintiff in each action does not voluntarily dismiss the action because it is now moot, the defendants intend to apply to the applicable court for such relief in addition to or as an alternative to the pending motions to dismiss already filed by defendants.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

       A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 2001. Such meeting was held on June 12, 2001. Stuart Boesky, Peter Allen and Arthur Fisch were reelected as trustees for one year terms.

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


Date:  August 14, 2001

                                   By:  /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        Trustee, Chairman of the Board,
                                        President and Chief Executive Officer


Date:  August 14, 2001

                                   By:  /s/ Michael I. Wirth
                                        --------------------
                                        Michael I. Wirth
                                        Chief Financial Officer