Form 10-Q
period 2001-09-30
AMERICAN MORTGAGE INVESTORS TRUST
filed 2001-11-14
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)

  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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
                           Consolidated Balance Sheets


                                                                           ==============     ==============
                                                                            SEPTEMBER 30,       DECEMBER 31,
                                                                                2001              2000
                                                                           --------------     --------------
                                                                             (UNAUDITED)
ASSETS
Investments in mortgage loans                                              $  25,104,648      $  31,828,733
Investments in GNMA certificates-
   available for sale                                                         46,868,805          5,851,219
Investment in ARCap                                                           20,238,637         20,041,733
Investment in unconsolidated subsidiary                                                0          1,149,182
Cash and cash equivalents                                                      1,102,239          1,632,652
Notes receivable                                                               5,535,031          8,677,843
Accrued interest receivable                                                      426,368            680,728
Other assets                                                                     636,699            576,223
                                                                           --------------     --------------
Total assets                                                               $  99,912,427      $  70,438,313
                                                                           ==============     ==============
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facilities payable                                           $  43,191,173      $  12,655,940
   Accrued interest payable                                                       29,934             27,850
   Accounts payable and accrued expenses                                         395,349            278,760
   Due to Advisor and affiliates                                                 184,157          1,008,387
   Distributions payable                                                       1,391,503          1,391,503
                                                                           --------------     --------------
Total liabilities                                                             45,192,116         15,362,440
                                                                           --------------     --------------
Commitments and contingencies
Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
      12,500,000 shares authorized; 4,213,826 issued
      and 3,838,630 outstanding                                                  421,383            421,383
   Treasury shares of beneficial interest;
      375,196 shares                                                             (37,520)           (37,520)
   Additional paid-in capital                                                 68,840,500         68,840,500
   Distributions in excess of net income                                     (14,655,543)       (14,126,317)
   Accumulated other comprehensive gain (loss)                                   151,491            (22,173)
                                                                           --------------     ---------------
Total shareholders' equity                                                    54,720,311         55,075,873
                                                                           ==============     ===============
Total liabilities and shareholders' equity                                 $  99,912,427      $  70,438,313
                                                                           ==============     ===============

                 See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                                   (Unaudited)


                                                 ================================       =============================
                                                        THREE MONTHS ENDED                   NINE MONTHS ENDED
                                                           SEPTEMBER 30,                        SEPTEMBER 30,
                                                 --------------------------------       -----------------------------
                                                     2001              2000                2001            2000
                                                 --------------------------------       -----------------------------
Revenues:
   Interest income:
      Mortgage loans                                $  349,575        $  500,295         $2,256,514       $1,188,021
      GNMA certificates                                859,754           117,701          1,354,307          355,962
      Commercial mortgage-
         backed security-related
         investment                                          0           960,467                  0        2,867,659
      Notes receivable                                 126,943                 0            233,882                0
      Temporary investments                             19,783           624,146             46,544        1,845,770
   Equity in earnings of ARCap                         604,356                 0          1,788,137                0
   Other income                                         39,677           298,660             70,463          444,828
                                                   ------------      ------------       ------------     ------------
      Total revenues                                 2,000,088         2,501,269          5,749,847        6,702,240
                                                   ------------      ------------       ------------     ------------
Expenses:
   Interest                                            462,600         1,044,215          1,099,607        2,856,936
   General and administrative                          230,622           425,520            758,156        1,015,710
   Amortization                                          5,187            26,227             35,228           60,229
                                                   ------------      ------------       ------------     ------------
      Total expenses                                   698,409         1,495,962          1,892,991        3,932,875
                                                   ------------      ------------       ------------     ------------
Other gain (loss):
   Net gain (loss) on repayments
   of GNMA certificates and
   mortgage loans                                     (211,572)           (8,371)          (211,572)          71,991

   Net gain (loss) on commercial
      mortgage-backed security-
      related investment and
      government securities sold
      short                                                  0           246,341                  0         (464,436)
                                                   ------------      ------------       ------------     ------------
   Total other gain (loss)                            (211,572)          237,970           (211,572)        (392,445)
                                                   ------------      ------------       ------------     ------------
   Net income                                       $1,090,107        $1,243,277         $3,645,284       $2,376,920
                                                   ============      ============       ============     ============
   Net income per share
      (basic and diluted)                           $      .28        $      .32         $      .95       $      .62
                                                   ============      ============       ============     ============
   Weighted average
      shares outstanding
      (basic and diluted)                            3,838,630         3,838,630          3,838,630        3,838,630
                                                   ============      ============       ============     ============

                 See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                                   (Unaudited)


                                                                                     TREASURY SHARES OF
                                                    SHARES OF BENEFICIAL INTEREST   BENEFICIAL INTEREST    ADDITIONAL  DISTRIBUTIONS
                                                    -----------------------------   --------------------   PAID-IN      IN EXCESS
                                                      SHARES        AMOUNT           SHARES     AMOUNT     CAPITAL    OF NET INCOME
                                                    ------------  ---------------   ---------- ---------  ----------  -------------
Balance at January 1, 2001                            4,213,826     $421,383    (375,196)   $(37,520)   $68,840,500    $(14,126,317)

Comprehensive income:
Net income                                                    0            0           0           0              0       3,645,284
Other comprehensive income:
  Net unrealized gain on GNMA Certificates:
  Net unrealized holding gain arising during
   the period
Comprehensive income
Distributions                                                 0            0           0           0              0      (4,174,510)
                                                      ---------     --------    --------    --------    -----------    ------------
Balance at September 30, 2001                         4,213,826     $421,383    (375,196)   $(37,520)   $68,840,500    $(14,655,543)
                                                      =========     ========    ========    ========    ===========    ============


                                                                           ACCUMULATED
                                                                              OTHER
                                                         COMPREHENSIVE     COMPREHENSIVE
                                                            INCOME          INCOME (LOSS)      TOTAL
                                                         --------------    --------------  -----------
Balance at January 1, 2001                                                   $(22,173)     $55,075,873

Comprehensive income:
Net income                                                $3,645,284                0        3,645,284
Other comprehensive income:
  Net unrealized gain on GNMA Certificates:
  Net unrealized holding gain arising during
   the period                                                173,664          173,664          173,664
                                                          -----------
Comprehensive income                                      $3,818,948
                                                          ===========
Distributions                                                                       0       (4,174,510)
                                                                            ----------     ------------
Balance at September 30, 2001                                                $151,491      $54,720,311
                                                                            ==========     ============

                 See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                          ===================================
                                                                                     NINE MONTHS ENDED
                                                                                        SEPTEMBER 30,
                                                                          -----------------------------------
                                                                                   2001            2000
                                                                          ----------------- -----------------
Cash flows from operating activities:
   Net income                                                               $  3,645,284       $  2,376,920
Adjustments to reconcile net income to net cash
   provided by operating activities:
      Gain on commercial mortgage-backed
         security-related investment                                                   0           (996,801)
      Loss on government securities sold short                                         0          1,461,237
      Net loss (gain) on repayments of GNMA
         Certificates and mortgage loans                                         211,572            (71,991)
      Equity in earnings of ARCap, in excess of
         distributions received                                                 (196,904)                 0
      Equity income in unconsolidated subsidiary                                       0            (17,209)
      Amortization - deferred financing costs                                     35,228             60,229
      Amortization expense-loan premium and
         origination costs                                                        41,066            148,521
      Accretion of GNMA discount                                                 (16,413)           (16,813)
      Accretion of deferred income                                               (39,473)           (16,587)
      Accretion of discount on commercial
         mortgage-backed security-related investment                                   0           (455,959)
      Amortization of deferred costs relating to
         the CMBS-related investment                                                   0              7,485
   Purchase of government security                                                     0        (37,299,201)
   Government security sold short                                                      0         33,541,350
   Changes in operating assets and liabilities:
   Deposit with broker as collateral for security
      sold short                                                                       0          3,048,541
   Accrued interest receivable                                                   254,360            254,967
   Other assets                                                                    6,079             19,196
   Due to Advisor and affiliates                                                (797,634)          (103,149)
   Accounts payable and accrued expenses                                         116,589            133,145
   Accrued interest payable                                                        2,084            (66,648)
   Deferred costs relating to the CMBS-related
      investment                                                                       0            (54,116)
                                                                             -------------     --------------
   Net cash provided by operating activities                                   3,261,838          1,953,117
                                                                             -------------     --------------
Cash flows from investing activities:
   Increase in investment in mortgage loans                                  (19,794,035)       (15,548,160)
   Proceeds from repayments of mortgage loans                                          0          9,975,438
   Periodic principal payments of mortgage loans                                 193,512             68,315
   Funding of in notes receivable                                             (4,138,655)                 0
   Principal repayments of GNMA Certificates                                     244,103          3,874,003
   Increase in investment in GNMA Certificates                                (6,556,117)                 0
   Costs relating to repayment of mortgage loan                                        0            (59,583)
   Increase in other assets                                                      (59,285)          (335,903)
                                                                             -------------     --------------
Net cash used in investing activities                                        (30,110,477)        (2,025,890)
                                                                             =============     ==============

                 See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                   (Unaudited)
                                   (continued)


                                                                                  NINE MONTHS ENDED
                                                                                     SEPTEMBER 30,
                                                                         -----------------------------------
                                                                                 2001            2000
                                                                         ----------------- -----------------
Cash flows from financing activities:
   Proceeds from repurchase facilities payable                                30,535,233          2,056,000
   Repayments of repurchase facilities payable                                         0         (1,122,000)
   Distribution paid to shareholders                                          (4,174,510)        (4,174,512)
   Increase in deferred loan costs                                               (42,497)          (159,631)
   Secured borrowings                                                                  0          8,794,081
                                                                           ---------------     --------------
   Net cash provided by financing activities                                  26,318,226          5,393,938
                                                                           ---------------     --------------
Net (decrease) increase in cash and cash
   equivalents                                                                  (530,413)         5,321,165
Cash and cash equivalents at the beginning
   of the period                                                               1,632,652          3,802,298
                                                                           ---------------     --------------
Cash and cash equivalents at the end of the
   period                                                                   $  1,102,239       $  9,123,463
                                                                           ===============     ==============
Supplemental information:
Interest paid                                                               $  1,097,524       $  2,818,753
                                                                           ===============     ==============
Conversion of FHA mortgage loans to
   GNMA certificates:
Investment in GNMA certificates                                             $(34,515,534)
Decrease in investment in mortgage loans                                      34,515,534
                                                                           ----------------
                                                                            $          0
                                                                           ================
Consolidation of former unconsolidated subsidiary:
Increase in investment in mortgage loans                                      $8,353,294
Decrease in notes receivable                                                  (7,264,092)
Decrease in investment in unconsolidated
   subsidiary                                                                 (1,089,202)
                                                                           ----------------
                                                                            $          0
                                                                           ================
Adjustments due to contribution of mortgage loan
   to unconsolidated subsidiary:
   Increase in investment in unconsolidated subsidiary                                         $  1,140,000
   Increase in note receivable                                                                    7,264,093
   Decrease in investments in mortgage loans                                                     (8,404,093)
                                                                                              ---------------
                                                                                               $          0
                                                                                              ===============

                 See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

The Company's business plan focuses on government insured and uninsured mortgages secured by multifamily properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages.

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

The consolidated financial statements include the accounts of the Company and two wholly owned subsidiaries which it controls: AMAC Repo Seller and, effective January 2001, AMAC/FM Corporation. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and its cash flows for the three and nine months ended September 30, 2001 and 2000. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial state-

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

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

In August of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption these two standards.

Certain prior year amounts have been reclassified to conform to the current year presentation.

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of September 30, 2001 is as follows


                                                                                                                         INTEREST
                                                                                                                         INCOME
                                                                                                                         EARNED
                                            FINAL                         PERIODIC               FACE         CARRYING   APPLICABLE
                                          MATURITY      CALL    INTEREST  PAYMENT   PRIOR      AMOUNT OF      OF AMOUNT  TO THE
PROPERTY                     DESCRIPTION    DATE        DATE     RATE     TERMS     LIENS      MORTGAGES      MORTGAGES  PERIOD
                                                        (F)     (C)                                           (I)
---------                    ----------- ----------- ----------  -------- ------   ----------  -----------   ----------------------
FIRST MORTGAGE LOANS (D):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)         204 Units    11/35                  7.250%  (A)    $  -           $ 8,919,374 $ 9,099,026 $  426,528
    Stony Brook II
      East Haven, CT           125 Units     6/37     12/06        7.625%  (A)       -             8,342,532   8,629,584    380,748
                                                                                                -----------------------------------
Subtotal First Mortgage Loans                                                                     17,261,906  17,728,610    807,276
                                                                                                -----------------------------------
MEZZANINE LOANS (E):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)         204 Units    11/35                 20.670%  (B)     8,919,374         563,000     146,536    175,000
    Stony Brook II
      East Haven, CT           125 Units     6/37     12/06       15.330%  (B)     8,342,532         763,909     394,960    117,870
    Plaza at San Jacinto
      Houston, TX (G)          132 Units     1/43      6/11       11.000%  (B)     6,638,000       1,150,000   1,121,039        225
                                                                                                 ----------------------------------
Subtotal Stabilized Mezzanine Loans                                                                2,476,909   1,662,535    293,095
                                                                                                 ----------------------------------
  PROPERTIES IN CONSTRUCTION
    The Hollows
      Greenville, NC           184 Units     1/42      TBD        10.000%  (B)     8,372,426 (H)   1,549,200   1,376,731    220,875
    Elmhurst Village
      Oveido, FL               313 Units     1/42      TBD        10.000%  (B)    19,480,735 (H)   2,874,000   2,415,981    585,754
    The Reserve at Autmn Creek
      Friendswood, TX          212 Units     1/42      TBD        10.000%  (B)    13,218,490 (H)   1,987,000   1,920,791    349,514
                                                                                                 ----------------------------------
Subtotal Construction Mezzanine Loans                                                              6,410,200   5,713,503  1,156,143
                                                                                                 ----------------------------------
Subtotal Mezzanine Loans                                                                           8,887,109   7,376,038  1,449,238
                                                                                                 ----------------------------------
Total Mortgage Loans                                                                             $26,149,015 $25,104,648 $2,256,514
                                                                                                 ==================================

                 See accompanying notes to financial statements.

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

(A) Requires monthly payments of principal and interest based on a 40 year amortization period. Loans are subject to 5-year lockouts against prepayments, as well as a prepayment penalty structure during the second 5-year term of the loans.

(B) Interest only payments are due monthly, with loan balance due at maturity.

(C) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan (prior liens). The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service (generally 50%) and participation in sale or refinancing proceeds (generally 25%)

(D) Interest and principal payments on first mortgage loans are insured by the U.S. Department of Housing and Urban Development.

(E) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first thirty six months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(F) Loans are subject to mandatory prepayment at the option of the Company 10 years after construction completion, with one year's notice.

(G) The funding of this mezzanine loan is based on property level operational achievements. There is a remaining amount to fund of $100,000. The Company does not hold the first mortgage loan relating to this mezzanine loan.

(H) The first mortgage loans related to those properties were converted into GNMA Certificates and are held by the Company (see Note 3).

(I) Carrying amounts of mortgage loans include unamortized origination costs and fees.

(J) During the third quarter of 2001, the Company arrived at a negotiated settlement with the borrower under the Columbiana Lakes loans. Under this agreement, the Company received approximately $9.3 million on October 1, 2001, in full settlement of the first mortgage loan and mezzanine loan, resulting in a loss on repayment of approximately $212,000, which was recorded during the third quarter of 2001.

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of September 30, 2001 and December 31, 2000 is as follows:

                                                                                                                         INTEREST
                                                                                                                          INCOME
                                                                          AMORTIZED     UNREALIZED                        EARNED
                              DATE PURCHASED/             PRINCIPAL AT    COST AT       GAIN (LOSS) AT  BALANCE AT      APPLICABLE
                  CERTIFICATE FINAL PAYMENT   STATED       SEPTEMBER      SEPTEMBER     SEPTEMBER       SEPTEMBER         TO THE
NAME                NUMBER    PAYMENT DATE  INTEREST RATE   30,2001       30,2001       30,2001         30,2001           PERIOD
-----             ----------  ------------  -------------  -----------    ----------     -------------   ----------    ------------
Bear Stearns      0355540     7/27/94       7.125%        $ 2,496,416     $ 2,482,644     $ 13,771     $ 2,496,415        $148,629
                              3/15/29

Malone Mortgage   0382486     7/28/94       8.500%          2,111,865       2,180,680      (74,094)      2,106,586         135,576
                              8/15/29

SunCoast Capital  G22412      6/23/97       7.000%            982,697         982,339       28,376       1,010,715          57,646
Group, Ltd.                   4/20/27

Hollows Apts.    511908       5/29/01       7.620%          8,372,426       8,372,426      (20,931)      8,351,495         251,509
                              7/15/02

Elmhurst Village 549390       6/28/01       7.745%         19,480,735      19,480,735      121,754      19,602,489         468,681
                              4/15/04

Reserve at       448747       6/28/01       7.745%         13,218,490      13,218,490       82,615      13,301,105         292,266
Autum Creek                   7/15/02
                                                           ------------------------------------------------------------------------
Total                                                        $46,662,629     $46,717,314     $151,491     $46,868,805   $1,354,307
                                                           ========================================================================

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at September 30, 2001 and December 31, 2000 were as follows:

                                             SEPTEMBER 30,    DECEMBER 31,
                                                 2001             2000
                                            -------------     -------------
Amortized cost                               $46,717,314       $5,873,392
Gross unrealized gain (loss)                     151,491          (22,173)
                                             -----------       ------------
Fair Value                                   $46,868,805       $5,851,219
                                             ===========       ============


Note 4 - Commercial Mortgage-Backed Security-Related Investment and Short Sale; Investment in ARCap

On September 30, 1999, the Company acquired from ARCap Investors, L.L.C. ("ARCap") a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, had a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns Repurchase Facility (see Note 5). In connection with this acquisition, the Company entered into an agreement with ARCap. Under the agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. Interest income was accrued as it became receivable, and included accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. The Company recognized gains on this investment totaling $996,801 during the nine months ended September 30, 2000 due to marked-to-market adjustments.

On September 30, 1999, in order to mitigate the potential income statement effect of changes in the fair value of its CMBS investment caused by changes in interest rates, the Company entered into a short sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns"). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns, and entered into an additional short sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns. Short sale positions were carried at estimated fair value, with changes in fair value included in earnings. The Company recognized losses on these positions totaling $1,461,237 during the nine months ended September 30, 2000 due to marked-to-market adjustments.

On November 1, 2000, the Company, in accordance with the agreement with ARCap, sold the CMBS investment to ARCap and repaid its borrowing under the Bear Stearns Repurchase Facility (see Note 5), closed out its short sale position and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

NOTE 5 - Repurchase Facilities

On September 30, 1999, the Company entered into a repurchase facility with Bear Stearns (the "Bear Stearns Repurchase Facility"), whereby Bear Stearns advanced $19,568,000 in cash towards the purchase of a CMBS-related investment (see Note
4). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5%, which was adjusted on the first day of each month. The Bear Stearns Repurchase Facility was repaid November 1, 2000 in connection with the CMBS sale discussed in Note 4.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation (the "Nomura Repurchase Facility") with a term of one year. This facility enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001 for $40 million, with a one time option to increase to $60 million, a one year term and interest at LIBOR plus 1.25%. As of September 30, 2001, there was no outstanding balance. As of December 31, 2000, $7,138,940 was outstanding under The Nomura Repurchase Facility and the interest rate was 7.87%. Deferred costs relating to the Nomura Repurchase Facility are being amortized using the straight-line method over 364 days, which is the term of the facility.

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and other qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of September 30, 2001 and December 31, 2000, the amount outstanding under this facility was $43,191,173 and $5,517,000 and interest rates were 4.07% and 7.12%, respectively. Deferred costs of $101,169 relating to the Nomura Securities Repurchase Facility are being amortized using the straight-line method over five years. As of September 30, 2001, all GNMA certificates owned by the Company were pledged as collateral.

NOTE 6 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended September 30, 2001 and 2000 were as follows, all of which are paid to the
Advisor:


                                                    THREE MONTHS ENDED                    NINE MONTHS ENDED
                                                        SEPTEMBER 30,                         SEPTEMBER 30,
                                             -----------------------------          -----------------------------
                                                     2001              2000            2001              2000
                                             ------------------------------         -----------------------------
Expense reimbursement                           $  61,000        $ 102,130              $232,935         $291,103
Asset management fees                              60,517          120,733               184,897          350,835
                                                ---------        ---------              --------         --------
                                                $ 121,517        $ 222,863              $417,832         $641,938
                                                 ========        =========              ========         ========

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

Note 7 - Earnings Per Share

Basic net income per share in the amount $.28 and $.32 and $.95 and $.62 for the three and nine months ended September 30, 2001 and 2000, respectively, equals net income for the periods ($1,090,107 and $1,243,277 and $3,645,284 and $2,376,920, respectively), divided by the weighted average number of shares outstanding which was 3,838,630 for each period.

Because the Company had no dilutive securities outstanding during the three and nine months ended September 30, 2001 or 2000, diluted net income per share is the same as basic net income per share.

Note 8 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code (see Note 9). Under the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, an unaffiliated third party, which will underwrite and service the loans for Fannie Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and will receive guaranty, loan origination and other fees The Company also guaranteed construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program with respect to which it guarantees repayment of 100% of such construction loans. As of September 30, 2001, the Company had originated loans totaling approximately $2.2 million under the Fannie Mae program and has forward commitments for an additional approximate $6.8 million. The Company's maximum guaranty at September 30, 2001 is $9.0 million.

Note 9 - Investment in Unconsolidated Subsidiary and Note Receivable

As discussed in Note 8, the Company has entered into an agreement with Fannie Mae whereby the Company will provide first loss protection ("First Loss Obligation") on certain loans funded by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement. Through a consolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

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

During January 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly owned, consolidated subsidiary of the Company. This change was implemented as a result of

                AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                     Notes to Consolidated Financial Statements
                               September 30, 2001
                                   (Unaudited)

the REIT Modernization Act of 1999, which allows REITs to directly own taxable REIT subsidiaries, beginning after the year 2000.

Note 10 - Subsequent Events.

In November 2001, a distribution of $1,391,503, ($0.3625 per share) which was declared in September 2001, was paid to shareholders for the quarter ended September 30, 2001.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of September 30, 2001, there were 3,838,630 Shares outstanding.

The Company's business plan focuses on government insured and uninsured mortgages secured by multifamily properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages.

As of September 30, 2001, the Company's mortgage investments consisted of two mortgage loans and six mezzanine loans originated by or on behalf of the Company, six GNMA mortgage-backed securities and pass-through certificates, three bridge loans and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

During the nine months ended September 30, 2001, the Company converted three mortgage loans (Hollows Apartments, Elmhurst Village, and Reserve at Autumn Creek) to GNMA Certificates. This action was completed to take advantage of the additional liquidity of GNMA Certificates as compared with mortgage loans and the lower interest costs and higher leverage available under the Nomura Securities Repurchase Facility (see Note 5). This conversion resulted in an additional $11,000,000 in borrowings. Approximately $6,500,000 was used to repay borrowings under the Nomura Repurchase Facility during July 2001. The remaining $4,500,000 was used for further investments.

The Company is still in the process of implementing its new business plan and, therefore, the current portfolio should not be considered indicative of the composition of the portfolio that might be expected in the future.

During the nine months ended September 30, 2001, cash and cash equivalents decreased approximately $530,000 primarily due to proceeds from repurchase facilities payable ($30,535,000) and cash provided by operating activities ($3,291,000), offset by investments in mortgage loans ($19,823,000), investments in GNMA Certificates ($6,312,000), increase in notes receivable ($4,139,000) and distributions to shareholders ($4,175,000).

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

The yield on the mortgage loans will depend, in part, on when, and if, the Company disposes of the mortgage loans prior to maturity or the obligor fully repays the outstanding debt. The mortgage loans have fixed interest rates, the base amount of which is insured by HUD, result-ing in a minimal amount of interest rate risk. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Due to the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effects of future events upon the yield to maturity or the market value of the mortgage loans upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the current mortgage loan rates.

The yield on the mezzanine loans is based on a fixed percentage of the associated first mortgage loan, plus a percentage of the available cash flow produced by the underlying multifamily property, and a participation in sale or refinancing proceeds. The yield will vary based on the operating results of the property, its requirements for capital improvements, and the ability of the property owners to successfully sell or refinance the property.

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

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with the Nomura Asset Capital Corporation (the "Nomura Repurchase Facility"), with a term of one year. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001, for $40 million, with a one time option to increase to $60 million, a one year term, and interest at LIBOR plus 1.25%. As of September 30, 2001, there was no outstanding balance on this line. As of December 31, 2000, $7,138,940 was outstanding under The Nomura Repurchase Facility.

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of September 30, 2001 and December 31, 2000, the amount outstanding under this facility was $43,191,173 and $5,517,000 and interest rates were 4.07% and 7.12%, respectively.

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

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code (see Note 9). Under the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, an unaffiliated third party, which will underwrite and service the loans for Fannie

Mae. Each property in the transaction will benefit from 9% low income housing tax credits for no less than 90% of its units. The Company will guaranty a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and will receive guaranty, loan origination and other fees The Company also guaranteed construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program with respect to which it guarantees repayment of 100% of such construction loans. As of September 30, 2001, the Company had originated loans totaling approximately $2.2 million under the Fannie Mae program and has forward commitments for an additional approximate $6.8 million. The Company's maximum guaranty at September 30, 2001 is $9.0 million.

Since the company entered into Fannie Mae loan program, the level of loan competition has increased, reducing the projected financing volume and profitability. As a result we are de-emphasizing this program and evaluating the possibility of transferring our rights and obligations in the Fannie Mae loan program.

In November 2001, a distribution of $1,391,503 ($0.3625 per share), which was declared in September 2001, was paid to the shareholders for the quarter ended September 30, 2001.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The net income for the three and nine months ended September 30, 2001 and 2000 was $1,090,107 and $1,243,277 and $3,645,284 and $2,376,920, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the nine months ended September 30, 2001 and 2000.

Interest income from mortgage loans increased approximately $1,068,000 for the nine months ended September 30, 2001 as compared to 2000 primarily due to interest earned on the additional principal advances to the Hollows, Elmhurst Village and Autumn Creek prior to their conversion to GNMA certificates and Stonybrook while held by AMAC/FM, partially offset by the repayment of the Town and Country mortgage loan. Interest income from mortgage loans decreased approximately $151,000 for the three months ended September 30, 2001 as compared to 2000 primarily due to the conversion of the three aforementioned loans to GNMA certificates.

Interest income from GNMA certificates increased approximately $742,000 and $998,000 for the three and nine months ended September 30, 2001, primarily due to the conversion of three mortgage loans to GNMA certificates.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $960,000 and $2,868,000 was recorded for the three and nine months ended September 30, 2000; such investment was sold in October 2000.

Interest income from cash and cash equivalents and temporary investments decreased approximately $604,000 and $1,799,000 for the three and nine months ended September 30, 2001 as compared to 2000 primarily due to the reduced balances of temporary investments and termination of the deposits with brokers held as collateral for short sales.

Interest income from notes receivable in the amount of approximately $127,000 and $234,000 was recorded for the three and nine months ended September 30, 2001; such investments were made since September 2000.

Equity in earnings of ARCap in the amount of $604,000 and $1,788,000 was recorded for the three and nine months ended September 30, 2001. This investment was acquired in October 2000.

Other income in the amount of $40,000 and $70,000 was recorded for the three and nine months ended September 30, 2001 due to the guaranty and loan origination fees earned on loans in the Fannie Mae program.

Other income for the three and nine months ended September 30, 2000 included approximately $295,000 of interest income from a note receivable from AMAC/FM. Effective January 1, 2001, AMAC/FM is consolidated for financial reporting purposes (see Note 9). Any interest due fom AMAC/FM to AMAC for the three and nine months ended September 30, 2001 was eliminated in Consolidation.

Interest expense decreased approximately $582,000 and $1,757,000 for the three and nine months ended September 30, 2001 as compared to 2000 due to the termination of the Bear Stearns Repurchase Facility and closing out of government securities sold short positions partially offset by higher interest expenses related to the Nomura Securities repurchase facilities due to higher outstanding balance.

General and administrative expenses decreased approximately $195,000 and $258,000 for the three and nine months ended September 30, 2001 as compared to 2000 primarily due to a decrease in asset management fees payable to the Advisor due to the sale of commercial mortgage-backed security-related investment and a decrease in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company.

Amortization decreased approximately $21,000 and $25,000 for the three and nine months ended September 30, 2001 due to the deferred costs relating to the Nomura Repurchase Facility being fully amortized.

A gain on the repayment of mortgage loans in the amount of approximately $14,000 was recorded for the nine months ended September 30, 2000, relating to the repayment of the Town & Country mezzanine loan and FHA insured mortgage loan on January 21, 2000. A gain of approximately $58,000 was recognized during the nine months ended September 30, 2000 from the repayment of a GNMA certificate. A loss of approximately $212,000 was recognized during the three months ended September 30, 2001 relating to the repayment of the Columbiana loans.

A net loss on the commercial mortgage-backed security-related investment and government securities sold short in the amount of approximately $464,000 was recorded for the nine months ended September 30, 2000. These positions were liquidated in October of 2000.

DISTRIBUTIONS

Of the total distributions of $4,174,510 and $4,174,512 for the nine months ended September 30, 2001 and 2000, respectively, $317,654 ($.08 per share or 7.61%) and $1,836,883 ($.48 per share or 44%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 2001, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,435,381. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

FORWARD-LOOKING STATEMENTS

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthi-ness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $43.2 million of borrowings outstanding under these facilities at September 30, 2001, a 1% change in LIBOR would impact the Company's net income by approximately $432,000.

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


INFORMATION REGARDING OTHER COMPANIES MANAGED BY AFFILIATES OF THE ADVISOR.

       The three previously disclosed purported class actions against, among others, the advisor and property manager of Aegis Realty, Inc. ("Aegis") have been dismissed without prejudice. Aegis is a public company, which like the Company, is externally advised by affiliates of the company's advisor, related AMI Associates Inc.. Each of these three actions challenged Aegis' proposed acquisition of a property portfolio and development business owned by a third party, which transaction also involved the termination by Aegis of its external advisory agreements and purchase by Aegis of various assets owned by these external advisor's. Each suit alleged that the defendants breached their fiduciary duties to the Aegis stockholders by, among other things, committing Aegis to pay unwarranted fees and other consideration to affiliates of the company's advisor. On August 7, 2001, Aegis announced that it had terminated, by mutual consent with the third party, the transaction that is at issue in each suit. As of October 29, 2001, each of the three lawsuits had been dismissed without prejudice. No money was paid by any of the defendants to any plaintiff or plaintiff's attorney in connection with their dismissals.

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


Date:                                November 14, 2001

                                     By: /s/ Stuart J. Boesky
                                         --------------------
                                         Stuart J. Boesky
                                         Trustee, Chairman of the Board,
                                         President and Chief Executive Officer


Date:                                November 14, 2001

                                     By: /s/ Michael I. Wirth
                                         --------------------
                                         Michael I. Wirth
                                         Chief Financial Officer