Form 10-K
period 2001-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2002-04-01
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

   X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2001

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (FORMERLY AMERICAN MORTGAGE INVESTORS TRUST)
              (Exact name of registrant as specified in its charter)

             Massachusetts                                               13-6972380
-----------------------------------------                         ----------------------
(State or other jurisdiction of                                      (I.R.S. Employer
incorporation or organization)                                      Identification No.)

625 Madison Avenue, New York, New York                                       10022
--------------------------------------                                 -----------------
(Address of principal executive offices)                                  (Zip Code)

Registrant's telephone number, including area code (212) 421-5333

Securities registered pursuant to Section 12(b) of the Act:
       None

Securities registered pursuant to Section 12(g) of the Act:
       Shares of Beneficial Interest, par value $.10 per share

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

       Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

       The approximate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of March 14, 2002 was $84,620,711, based on a price of $13.35 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

       As of March 14, 2002 there were 6,338,630 outstanding shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2002, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 42
Page 1 of 72

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

                                     PART I

Item 1.  Business.

GENERAL

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust together with its consolidated subsidiaries, the "Company") was formed on June 11, 1991 as a Massachusetts business trust for the primary purpose of investing in government-insured mortgages and guaranteed mortgage-backed certificates. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

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

In February 2002, the Company sold to the public 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, will be used to make additional investments.

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 2001, there were 3,838,630 Shares outstanding.

The Company's business plan focuses on government insured and uninsured mortgages secured by multifamily properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans, and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages.

The Company was governed by a board of trustees comprised of two independent trustees and one trustee who is affiliated with Related Capital Company ("Related"). Effective June 12, 2001, at its annual meeting, the Company added two additional trustees, one an independent trustee, the other an affiliate of Related, bringing the total number of trustees to five. The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs. The Advisor has subcontracted with Related to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

The Company has entered into an agreement with the Federal National Mortgage Association ("Fannie Mae") whereby the company will provide first loss protection ("First Loss Obligation") on certain loans originated by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement (See Note 12 of the Company's financial statements). Through a subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM. The Company has not acquired an interest in any of the loans originated on Fannie Mae's behalf. Subsequent to creating this program, the level of loan origination competition has increased, reducing the Company's projected financing volume and profitability. As a result, the Company is de-emphasizing this program and evaluating the possibility of transfering the Company's rights and obligations in this program to a third party.

During January 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly owned subsidiary of the Company. This change was possible due to a change in federal REIT legislation passed in December 1999, allowing REITs to directly own taxable subsidiaries, beginning after the year 2000.

INVESTMENT STRATEGY

Since the Company's 1999 reorganization, the Company's goal has been to increase the return on the Company's asset base by investing in higher yielding assets while balancing risk by maintaining a portion of investments in government agency guaranteed or insured assets and maintaining a conservative capital structure.

The Company invests in the following types of assets:

GOVERNMENT INSURED AND GUARANTEED INVESTMENTS

Generally, the Company seeks to maintain approximately 40% of its mortgage investments in government insured or guaranteed investments, primarily through the acquisition or origination of mortgage loans on multifamily properties, the principal of which is insured by the Federal Housing Authority ("FHA"), and the acquisition of Government National Mortgage Association ("GNMA" ) mortgage-backed securities and pass-through certificates. The Company may also acquire mortgage-backed securities insured by Fannie Mae or the Federal Loan Mortgage Corporation ("Freddie Mac"). The Company believes that government agency insured lending offers safety, liquidity and moderate yields, while also providing a strong asset base for collateralized borrowing on favorable terms.

MEZZANINE LOANS

Mezzanine loans are subordinate to senior mortgages and generally include a participating component, such as a right to a portion of the cash flow and refinancing and sale proceeds from the underlying properties.

The Company seeks to capitalize on attractive yields available through the funding of mezzanine debt in combination with origination of government insured multifamily first mortgages. The Company believes that it is one of the few lenders in the country who offer mezzanine loans in conjunction with agency-insured first mortgage loans.

The Company's mezzanine loans typically finance newly constructed or rehabilitated market-rate multifamily properties and generally have terms of 40 years with an option to call the loan on 12 months notice at any time after the 10th anniversary of the mezzanine loan closing. These loans are typically in a subordinated mortgage position, are also secured by equity interests in the borrower and have limited recourse to the borrower for the three years from the date of loan. The Company seeks properties in growing real estate markets with well capitalized developers or guarantors. The Company leverages the expertise of its Advisor and its affiliates in both the initial underwriting of the property, as well as in the ongoing monitoring of the property through construction, lease-up and stabilization.

BRIDGE LOANS

The Company's bridge loans are typically funded in connection with the development of multifamily properties which benefit from the LIHTC program. Due to the equity payment schedule typically associated with LIHTC investment programs, there can be periods in a construction cycle where a developer needs short term capital. To capitalize on this demand, the Company will offer bridge loans to developers with typical terms of approximately 12 months and which are collateralized by the equity interests in the property owner. The Company may also provide bridge loans for properties undergoing rehabilitation by new owners when the rehabilitation process will add significant value to the property and reduce the effective loan-to-value ratio and risk of loss. The Company's loans may finance the initial purchase or the subsequent rehabilitation of a property.

COMMERCIAL MORTGAGE-BACKED SECURITIES

The Company may invest in subordinated CMBS, which offer the advantage of significantly higher yields than government insured and guaranteed investments. The market values of subordinated interest in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than senior, rated classes. As a result of these and other factors, subordinated interest generally are not actively traded and may not provide holders with liquidity of investment.

The Company currently invests indirectly in CMBS through a convertible preferred equity investment in ARCap Investors L.L.C. ("ARCap"). ARCap specializes in, and is a recognized industry leader in investing in, non-investment grade and unrated subordinated CMBS. The CMBS which comprise ARCap's portfolio are collateralized by a diverse range of underlying properties including multifamily, retail, office and hotel.

LOAN ORIGINATION PROGRAM WITH FANNIE MAE

In March 2000, the Company entered into a loan origination program with Fannie Mae in which the Company originates, on Fannie Mae's behalf, construction and permanent loans for multifamily properties and receive loss sharing and loan origination fees. Under this program, the Company may originate up to $250 million in loans of no more than $6 million each over a two year period, which may be extended for up to two additional one year periods. In the event the Company was to originate $250 million in loans pursuant to this program, the Company would guarantee a first loss position on these loans equal to the amount lost on the loans of up to a maximum of $21.25 million. Under this program, the Company may also guarantee construction loans for which the Company issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which the Company would guarantee repayment of 100% of such construction loans. As of December 31, 2001, the Company originated one loan, on Fannie Mae's behalf, totaling approximately $2.2 million and made forward commitments for an additional approximate $6.8 million. The maximum exposure under the Fannie Mae program and the forward commitments at December 31, 2001 was $5.9 million. The Company has not acquired an interest in any of the loans the Company has originated on Fannie Mae's behalf.

PORTFOLIO

At December 31, 2001, the Company had total assets of approximately $102 million of which approximately $99.5 million represented mortgage or mortgage-related investments. At December 31, 2001, approximately 57% of the Company's assets consisted of mortgages guaranteed or insured by a United States government agency such as the FHA or the GNMA, or by Fannie Mae. At December 31, 2001, the Company owned $50.1 million in GNMA Certificates and had invested $8.3 million in FHA insured first mortgage loans. The Company generally seeks to maintain 40% of its mortgage investments in government insured or guaranteed investments.

At December 31, 2001, the Company owned $9.5 million in mezzanine loans and $11.4 million in bridge loans funded in connection with the development of multifamily properties which benefit from the Low Income Housing Tax Credit ("LIHTC") program under Section 42 of the Internal Revenue Code. The Company also owned an indirect investment in commercial mortgage-backed securities ("CMBS") through the Company's $20.2 million preferred equity interest in ARCap.

GNMA CERTIFICATES

As of December 31, 2001, the Company's portfolio included six GNMA Certificates.

GNMA is a wholly owned United States government corporation within the Department of Housing and Urban Development created to support a secondary market in government-insured and guaranteed mortgage loans. GNMA guarantees the timely payment of principal and interest on its securities, which are backed by pools of FHA and other government agency insured or guaranteed mortgages. GNMA Certificates are backed by the full faith and credit of the United States government. GNMA's are widely held and traded mortgage-backed securities and therfore provide a high degree of liquidity.

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages in the asset pool. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the relative market value of interest rate sensitive obligations like the GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Certain of the Company's GNMAs that are collateralized by mortgage loans on multifamily properties are generally less subject to prepayment because they have prepayment lockout periods and prepayment penalties.

GNMA CERTIFICATES

Information relating to the Company's investments in GNMA Certificates as of December 31, 2001 is as follows:

                                                                          Amortized    Unrealized
                              Date Purchased/               Principal at   Cost at   Gain (Loss) at  Balance at   Interest Income
                  Certificate  Final Payment     Stated       December    December      December      December   Earned Applicable
Name                Number     Payment Date   Interest Rate   31, 2001    31, 2001      31, 2001      31, 2001      to the Period
----              ----------- --------------- ------------- ------------  ---------  --------------  ----------  -----------------





Western Manor       0355540      7/27/94         7.125%      $2,489,348   $2,480,484   $ 12,983      $2,493,467       $197,887
                                 3/15/29

Copper Commons      0382486      7/28/94         8.500%       2,107,392    2,176,236    (18,865)      2,157,371        180,562
                                 8/15/29

SunCoast Capital    G22412       6/23/97         7.000%         892,315      892,315     15,300         907,615         74,394
   Group, Ltd.                   4/20/27

Hollows Apts.       511908       5/29/01         7.620%       8,481,092    8,481,092     90,086       8,571,178        412,729
                                 7/15/02

Elmhurst Village    549390       6/28/01         7.745%      20,844,888   20,844,888    270,729      21,115,617        866,192
                                 4/15/04

Reserve at Autumn   448747       6/28/01         7.745%      14,624,253   14,624,253    190,154      14,814,407        562,522
   Creek                         7/15/02

                                                            ------------------------------------------------------------------

Total                                                       $49,439,288  $49,499,268   $560,387     $50,059,655     $2,294,286

                                                            ==================================================================

All GNMA Certificates are pledged as collateral for borrowings under repurchase facilities.

FHA INSURED FIRST MORTGAGE LOANS

As of December 31, 2001, the Company's portfolio included one FHA insured first mortgage loan. The FHA is part of the United States Department of Housing and Urban Development created in 1934 under the National Housing Act to insure mortgages made to finance the construction, rehabilitation, purchase and refinancing of multifamily residential housing and other developments. Mortgage loans insured by the FHA generally have 40 year terms, not including any construction period, and are backed by the full faith and credit of the United States. The details of the Company's mortgage loan is as follows:

                                                 Outstanding  Effective
                                     Carrying     Principal    Interest
Property             Location         Amount       Balance      Rate(2)     Maturity
-------------------------------------------------------------------------------------
Stony Brooks
Village II       East Haven, CT     $8,331,560   $8,331,560     7.525%      June 2037

MEZZANINE FINANCING

Mezzanine loans are subordinate to senior mortgages and may include a participating component, such as a right to a portion of the cash flow and refinancing and sale proceeds from the underlying properties.

The portfolio of mezzanine loans as of December 31, 2001, is summarized in the table below:

                                    Number of                            Outstanding   Effective
                                    Apartment                 Carrying    Principal     Interest
Property             Location         Units      Occupancy     Amount      Balance      Rate(2)         Maturity
---------------- ------------------ ----------- ------------ ----------- ------------- ----------- -------------------
Elmhurst
   Village       Oveido, FL            313       44.70%(4)   $2,423,556   $2,874,000     10.00%      January 2042
Hollows
   Apartments    Greenville, NC        184       66.98%(4)     1,381,131   1,549,200     10.00%      January 2042
Plaza at San
   Jacinto(1)    Houston, TX           132        95.50%      1,219,800    1,250,000     11.00%      January 2043
Reserve at
   Autumn
   Creek         Friendswood, TX       212       30.00%(4)    1,884,715    1,987,000     10.00%      January 2042
Stony Brook
   Village II    East Haven, CT        125        99.40%        675,715      763,909     15.33%         June 2037
Club at
   Brazos        Rosenberg, TX         200             (4)    1,882,840    1,962,000     10.00%          May 2043
                                    -----------              ----------- ------------- ----------- -------------------
Total/
Weighted
Average                               1,166                  $9,467,757  $10,386,109   10.51%(3)    November 2041(3)
                                    ===========              =========== ============= =========== ===================

(1) Funded on an earn-out basis based on property performance. Remaining committed balance is $100,000.
(2) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan. The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service (generally 50%) and participation in sale or refinancing proceeds (generally 25%) and certain provisions that cap the Company's total yield, including additional interest and participations, over the term of the loan.
(3)  Weighted average based on outstanding mortgage balance.
(4) Construction not complete and occupancy figure reflects current occupancy as a ratio of total planned units.

BRIDGE LOANS

The Company's bridge loans are typically funded in connection with the development of multifamily properties which benefit from the LIHTC program. The Company may also provide bridge loans for properties undergoing rehabilitation by new owners when the rehabilitation process will add significant value to the property and reduce the effective loan-to-value ratio and risk of loss. The Company's loans may finance the initial purchase or the subsequent rehabilitation. From time to time, the Company may make bridge loans to properties that do not benefit from the LIHTC program.

The portfolio of bridge loans as of December 31, 2001 is summarized in the table below:

                                                                            Remaining
                                 Number of                   Outstanding    Committed
                                 Apartment       Carrying     Principal     Balance to  Interest
Property           Location        Units          Amount       Balance         Fund       Rate         Maturity
------------------------------------------------------------------------------------------------------------------
Alexandrine      Detroit, MI         30         $ 375,234   $  378,000 (1)     $    --   12.50%      August 2002
Coronado
   Terrace       San Diego, CA      312           551,853      581,360 (1)   1,418,640   11.00%    December 2002
Miami Sunset
   Bay           Miami, FL          308         1,444,180    1,450,000 (1)          --   12.50%         May 2002
Plaza Manor      National           372           766,193      777,279         722,721   11.00%   September 2002
                 City, CA
Rancho
   Verde         San Jose, CA       700         2,789,780    2,803,157       1,696,843   11.00%      August 2002
Vista Terrace
   Hills         San Ysidro,        262         1,891,649    1,900,000              --   11.00%       March 2002
                 CA
Concorde at
   Palm          Houston, TX        360         3,554,050    3,589,743         260,257   12.00%    December 2003
                                -------------------------------------------------------

     Total                         2,344      $11,372,939  $11,479,539      $4,098,461
                                =======================================================

(1) Funded on an as needed basis.

Additional information regarding the Company's FHA and Mezzanine loans is summarized in the following table:

MORTGAGE LOANS

Information relating to the Company's investments in Mortgage Loans as of December 31, 2001 is as follows:


                                                                                                               Periodic Payment
Property                               Description   Final Maturity Date   Call Date (F)   Interest Rate (C)        Terms
--------                               -----------   -------------------   -------------   -----------------   ----------------
FIRST MORTGAGE LOANS (D):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                  204 Units           11/35                              7.25%
    Stony Brook II
      East Haven, CT                    125 Units            6/37              12/06          7.625%                 (A)

Subtotal First Mortgage Loans

MEZZANINE LOANS (E):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                  204 Units           11/35               4/99          20.67%
    Stony Brook II
      East Haven, CT                    125 Units            6/37              12/06          15.33%                 (B)
    Plaza at San Jacinto
      Houston, TX (G)                   132 Units            1/43               6/11          11.00%                 (B)

Subtotal Stabilized Mezzanine Loans

  PROPERTIES IN CONSTRUCTION
    The Hollows
      Greenville, NC                    184 Units            1/42               TBD           10.00%                 (B)
    Elmhurst Village
      Oveido, FL                        313 Units            1/42               TBD           10.00%                 (B)
    The Reserve at Autmn Creek
      Friendswood, TX                   212 Units            1/42               TBD           10.00%                 (B)
    Club at Brazos (G)
      Rosenberg, TX                     200 Units            5/43               TBD           10.00%                 (B)

Subtotal Construction Mezzanine Loans

Subtotal Mezzanine Loans

Total Mortgage Loans



                                                             Outstanding                         Interest Income
                                                            Face Amount of   Carrying Amount    Earned Applicable
Property                                  Prior Liens        Mortgages (k)   of Mortgages (I)     to the Period
--------                                  -----------       --------------   ----------------   -----------------
FIRST MORTGAGE LOANS (D):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                    $        --          $        --        $        --         $  432,127
    Stony Brook II
      East Haven, CT                               --            8,331,560          8,331,560            636,793
                                                               -------------------------------------------------
Subtotal First Mortgage Loans                                    8,331,560          8,331,560          1,068,920
                                                               -------------------------------------------------
MEZZANINE LOANS (E):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                             --                   --                 --            169,402
    Stony Brook II
      East Haven, CT                        8,331,560              763,909            675,715             43,816
    Plaza at San Jacinto
      Houston, TX (G)                       6,638,300            1,250,000          1,219,800             73,879
                                                               -------------------------------------------------
Subtotal Stabilized Mezzanine Loans                              2,013,909          1,895,515            287,097
                                                               -------------------------------------------------
  PROPERTIES IN CONSTRUCTION
    The Hollows
      Greenville, NC                        8,481,092 (H)        1,549,200          1,381,131            294,764
    Elmhurst Village
      Oveido, FL                           20,844,888 (H)        2,874,000          2,423,556            695,924
    The Reserve at Autmn Creek
      Friendswood, TX                      14,624,253 (H)        1,987,000          1,884,715            419,189
    Club at Brazos (G)
      Rosenberg, TX                        14,363,800            1,962,000          1,882,840              7,154
                                                               -------------------------------------------------
Subtotal Construction Mezzanine Loans                            8,372,200          7,572,242          1,417,031
                                                               -------------------------------------------------
Subtotal Mezzanine Loans                                        10,386,109          9,467,757          1,704,128
                                                               -------------------------------------------------
Total Mortgage Loans                                           $18,717,669        $17,799,317         $2,773,048
                                                               =================================================

(A) Requires monthly payments of principal and interest based on a 40 year amortization period. Loans are subject to 5-year lockouts against prepayments, as well as a prepayment penalty structure during the second 5-year term of the loans.

(B) Interest only payments are due monthly, with loan balance due at maturity.

(C) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan (prior liens). The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service (generally 50%) and participation in sale or refinancing proceeds (generally 25%) and certain provision that cap the Company's total yield including additional interest and participation over the term of the loan.

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

(H) The first mortgage loans related to those properties were converted into GNMA Certificates and are held by the Company.

(I) Carrying amounts of the mezzanine loans include unamortized origination costs and fees.

(J) During the third quarter of 2001, the Company arrived at a negotiated settlement with the borrower under the Columbiana Lakes loans. Under this agreement, the Company received approximately $9.3 million on October 1, 2001, in full settlement of the first mortgage loan and mezzanine loan, resulting in a loss on repayment of approximately $251,000, which was recorded during the year ended 2001.

(K) No principal amounts of mortgage loans are subject to delinquent interest as of December 31, 2001.

COMMERCIAL MORTGAGE-BACKED SECURITY-RELATED INVESTMENT AND SHORT SALE; INVESTMENT IN ARCAP

On September 30, 1999, the Company acquired from ARCap, a "BB+" rated subordinated CMBS from a Chase Manhattan Bank-First Union Nation Bank commercial mortgage trust. The CMBS investment, which was purchased for $35,622,358, had a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns repurchase facility (see Repurchase Facilities below). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. Under the Agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. ARCap invests primarily in subordinated CMBS. As of December 31, 2001, ARCap had over $596 million in assets.

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

On November 1, 2000, the Company, in accordance with the Agreement, sold the CMBS investment to ARCap and repaid its borrowing under the Bear Stearns repurchase facility, closed out its short sale position (see below), and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns repurchase facility repayment plus approximately $3.5 million in cash paid to ARCap.

Through the Company's convertible preferred membership interests in ARCap Investors L.L.C., it has a substantial indirect investment in CMBS owned by ARCap. ARCap was formed in January 1999 by REMICap, an experienced CMBS investment manager, and Apollo Real Estate Investors, the real estate arm of one of the country's largest private equity investors. In conjunction with a preferred equity offering, REMICap and ARCap merged, making ARCap the only internally-managed investment vehicle exclusively investing in subordinated CMBS. As of December 31, 2001, ARCap had $596 million in assets, including investments in $565 million of CMBS. Multifamily properties underlie approximately one-third of ARCap's CMBS.

The Company's equity in the earnings of ARCap will generally be equal to the preferred equity rate of 12% , unless ARCap does not have earnings and cash flows adequate to meet this distribution requirement. ARCap has met its distribution requirements to the Company to date. Yields on CMBS depend, among other things, on the rate and timing of principal payments, the pass-through rate, interest rate fluctuations and defaults on the underlying mortgages. The Company's interest in ARCap is illiquid and the Company would need to obtain the consent of the board of managers of ARCap before it could transfer its interest in ARCap to any party other than a current member. The carrying amount of the investment in ARCap is not necessarily representative of the amount the Company would receive upon a sale of the interest.

ARCap has informed its members that it intends to shift its focus to CMBS fund management, whereby ARCap will manage CMBS investment funds raised from third-party investors. ARCap will generally be a minority investor in these funds. ARCap thereby intends to diversify its revenue base by increasing its proportion of revenue derived from fees as opposed to interest income.

LOAN ORIGINATION PROGRAM WITH FANNIE MAE

In March 2000, the Company entered into a loan origination program with Fannie Mae in which the Company originates, on Fannie Mae's behalf, construction and permanent loans for multifamily properties and receive loss sharing and loan origination fees. Fannie Mae is the United States' largest source of financing for residential mortgages and the largest investor in multifamily mortgages.

Under this program, the Company may originate up to $250 million in loans of no more than $6 million each over a two year period, which may be extended for up to two additional one year periods. In the event the Company was to originate $250 million in loans pursuant to this program, the Company would guarantee a first loss position on these loans equal to the amount lost on the loans of up to a maximum of $21.25 million. Under this program, the Company may also guarantee construction loans for which the Company issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which the Company would guarantee repayment of 100% of such construction loans. As of December 31, 2001, the Company originated one loan, on Fannie Mae's behalf, totaling approximately $2.2 million and made forward commitments for an additional approximate $6.8 million. The maximum exposure under the Fannie Mae program and the forward commitments at December 31, 2001 was $5.9 million. The Company has not acquired an interest in any of the loans the Company has originated on Fannie Mae's behalf.

Since entering into the loan program, the level of loan origination competition has increased, reducing the Company's projected financing volume and profitability. As a result, the Company is de-emphasizing this program and evaluating the possibility of transferring its rights and obligations in the loan program to a third party.

In order to conduct the program, the Company organized AMAC/FM Corporation, which, as of January 1, 2001, was a wholly owned Delaware corporation. From time to time, the Company expects to make capital contributions or loans to AMAC/FM in order to ensure that it has sufficient net worth to satisfy its obligations under the Fannie Mae program. On April 4, 2000, the Company transferred the Stony Brook Village II Apartments FHA first mortgage loan with a principal balance at December 31, 2001 of $8.3 million to AMAC/FM. As of January 1, 2001, AMAC/FM is treated, for federal income tax purposes, as a taxable REIT subsidiary.

The following table provides information relating to the loans originated on Fannie Mae's behalf.

                                                                 Number of                         Loss
                                                                 Apartment                      Sharing Fee
           Property                       Location                 Units        Loan Amount    (annual rate)
           ------------------------------ --------------------- ------------- ---------------- -------------
           Valley View                    Cedar Rapids, IA            96          $2,187,000      0.36%
           Hillside Apartments(1)         Minden, LA                  60           1,278,000      0.28%
           Alexandrine Square(1)          Detroit, MI                 30             342,000      0.40%
           Maple Ridge Apartments(1)      Jackson, MI                 69           1,137,000      0.52%
           Cameron Creek Apartments       Dade Country, FL           148           3,000,000      0.35%
           Desert View Apartments(1)      Coolidge, AZ               372           1,011,000      0.52%
                                                                ------------- ----------------
                                                                     775          $8,955,000
                                                                ============= ================

(1) Currently a construction loan with First Union National Bank, which AMAC has fully guaranteed. Once the underlying prop erty achieves 90% occupancy for a period of 90 days and net income of 1.15x debt service, this construction loan will be re placed by permanent financing through the Company's loan program with Fannie Mae.

REPURCHASE FACILITIES

On September 30, 1999, the Company entered into a repurchase facility with Bear Stearns (the "Bear Stearns Repurchase Facility"), whereby Bear Stearns advanced $19,568,000 in cash towards the purchase of the CMBS-related investment. The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5%, which is adjusted on the first day of each month. The Bear Stearns Repurchase Facility was repaid November 1, 2000 in connection with the CMBS sale discussed above.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This facility enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of December 31, 2001, there was no balance outstanding under this facility. This repurchase facility was not renewed in 2002.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Generally, borrowings bear interest at LIBOR plus 0.50%. As of December 31, 2001, the amount outstanding under this facility was $43,610,000, the interest rate was 2.58%. All amounts outstanding at December 31, 2001 had 30 day settlement terms.

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

Item 4.  Submission of Matters to a Vote of Shareholders.

         None.

                                     PART II

Item 5.  Market for the Registrant's Common Stock and Related Shareholder
         Matters.

As of March 14, 2002, there were 249 registered shareholders owning 6,338,630 Shares. The Company's Shares have been listed on the American Stock Exchange since July 1, 1999 under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for the Company's Shares.

The high and low prices for each quarterly periods in which the Shares were traded is as follows:

                      2001        2001       2000       2000
Quarter Ended         Low         High       Low        High
-------------       -------     -------     ------     ------
March 31            $ 7.500     $11.250     $7.875     $9.000
June 30             $ 9.600     $12.000     $8.125     $9.688
September 30        $10.930     $15.500     $7.875     $8.938
December 31         $12.600     $14.800     $7.250     $8.938

The last reported sale price of Shares on the American Stock Exchange on March 14, 2002 was $13.35.

In February 2002, the Company sold to the public 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, will be used to make additional investments.

INCENTIVE SHARE OPTION PLAN

The Company adopted an incentive share option plan (the "Incentive Share Option Plan") to attract and retain qualified persons as trustees and officers and to provide incentive to and more closely align the financial interests of the Advisor and its employees and officers with the interests of the Company's shareholders by providing the Advisor with substantial financial interest in the Company's success. The compensation committee (the "Compensation Committee"), which is comprised of Messrs. Allen and Fisch, administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per share in the immediately preceding calendar year exceed $1.45 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year, provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares over the life of the Incentive Share Option Plan equal to 383,863 shares (10% of the shares outstanding on December 31, 2001). If the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the succeeding year and will be available for grant by the Compensation Committee in such succeeding year. All options granted by the Compensation Committee will have an exercise price equal to or grater than the fair market value of the share on the date of the grant. The maximum option term is ten years from the date of grant. All share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options were granted for the years ended December 31, 2000 and 2001.

DISTRIBUTION INFORMATION

Cash distributions per share for the years ended December 31, 2001 and 2000 are as set forth in the following table:

Cash Distribution                                           Total Amount
for Quarter Ended        Date Paid       Per Share           Distributed
-----------------        ---------       ---------          ------------
March 31, 2001            5/15/01         $ .3625            $1,391,504
June 30, 2001             8/14/01           .3625             1,391,504
September 30, 2001       11/14/01           .3625             1,391,504
December 31, 2001         2/14/02           .3625             1,391,503
                                          -------            ----------
Total for 2001                            $1.4500            $5,566,015
                                          =======            ==========

March 31, 2000            5/15/00         $ .3625            $1,391,504
June 30, 2000             8/14/00           .3625             1,391,504
September 30, 2000       11/14/00           .3625             1,391,504
December 31, 2000         2/14/01           .3625             1,391,503
                                          -------            ----------

Total for 2000                            $1.4500            $5,566,015
                                          =======            ==========

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

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

Of the total distributions of $5,566,015 for each of the years ended December 31, 2001 and 2000 $378,952 ($.10 per share or 6.81%) and $2,248,259 ($.59 per share or 40%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 2001, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,496,679. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

                                                                      Year Ended December 31,
                                              ---------------------------------------------------------------------
OPERATIONS                                        2001          2000           1999          1998           1997
                                              ------------   -----------   ------------   -----------   -----------
Total revenues                                $  8,097,856   $ 8,311,139   $  5,507,582   $ 4,031,515   $ 4,244,854

Total expenses                                   2,660,003     4,765,841      2,301,293       647,047       632,304
                                              ------------   -----------   ------------   -----------   -----------

Income before other gain (loss)                  5,437,853     3,545,298      3,206,289     3,384,468      3,612,550

Total other gain (loss)                           (250,789)     (227,541)     3,054,011        12,144        (66,735)
                                              ------------   -----------   ------------   -----------   -----------

Net income                                    $  5,187,064   $ 3,317,757   $  6,260,300   $ 3,396,612   $ 3,545,815
                                              ============   ===========   ============   ===========   ===========

Net income per share (basic and diluted)      $       1.35   $       .86   $       1.63   $       .88   $       .92
                                              ============   ===========   ============   ===========   ===========

Weighted average shares outstanding
  (basic and diluted)                            3,838,630     3,838,630      3,841,931     3,845,101     3,851,029
                                              ============   ===========   ============   ===========   ===========


                                                                           December 31,
                                              ---------------------------------------------------------------------
FINANCIAL POSITION                                2001          2000           1999          1998           1997
                                              ------------   -----------   ------------   -----------   -----------
Total assets                                  $101,981,560   $70,438,313   $115,565,441   $59,993,040   $61,645,922
                                              ============   ===========   ============   ===========   ===========

Repurchase facility payable                   $ 43,610,000   $12,655,940   $ 19,127,000   $         0   $         0
                                              ============   ===========   ============   ===========   ===========

Total liabilities                             $ 46,702,078   $15,362,440   $ 58,474,076   $ 1,788,466   $ 1,259,997
                                              ============   ===========   ============   ===========   ===========

Total shareholders' equity                    $ 55,279,482   $55,075,873   $ 57,091,365   $58,204,574   $60,385,925
                                              ============   ===========   ============   ===========   ===========

DISTRIBUTIONS

Distributions to shareholders                 $  5,566,015   $ 5,566,015   $  5,543,580   $ 5,566,903   $ 5,574,932
                                              ============   ===========   ============   ===========   ===========

Distribution per share                        $      1.450   $     1.450   $      1.444   $     1.450   $     1.450
                                              ============   ===========   ============   ===========   ===========

The results for the year ended December 31, 1999 reflect a gain on repayment of two mortgage loans.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 2001, there were 3,838,630 Shares outstanding.

The Company's business plan focuses on government insured and uninsured mortgages secured by multifamily properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans, and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages.

During the year ended December 31, 2001, cash and cash equivalents decreased approximately $615,000 primarily due to proceeds from repayments of mortgage loans, $9,246,000, distributions from ARCap, $2,196,000 and proceeds from repurchase facilities, $62,030,000, which was less than cash used for funding of notes receivable $9,959,000, distributions paid to shareholders $5,566,000, an increase in investment in GNMA Certificates $6,506,000, an increase in investment in mortgage loans $24,661,000 and an increase in repayments of repurchase facilities payable, $31,076,000.

The net unrealized gains on GNMA investments included in shareholders' equity aggregated $560,387 at December 31, 2001 consisted of gross unrealized gains and losses of $579,252 and $18,865, respectively. This represents an increase of $582,560 from the unrealized loss of $22,173 in December 31, 2000.

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

The yield on the mortgage loans will depend, in part, on when, and if, the Company disposes of the mortgage loans prior to maturity or the obligor fully repays the outstanding debt. The first mortgage loans have fixed interest rates, the base amount of which is insured by HUD, resulting in a minimal amount of interest rate risk. The effects of prepayment on yield is greater the earlier a prepayment of principal is received. Due to the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effects of future events upon the yield to maturity or the market value of the mortgage loans upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the current mortgage loan rates.

The Company finances the acquisition of the Company's assets primarily through borrowing at short-term rates using demand repurchase agreements. Under the Company's declaration of trust, the Company may incur permanent indebtedness of up to 50% of total market value calculated at the time the debt is incurred. Permanent indebtedness and working capital indebtedness may not exceed 100% of the Company's total market value. In February of 2002, the Company sold 2.5 million common shares at a price of $13.50 per share, raising net proceeds of approximately $31 million. The Company expects to raise additional funds for investment through further common offerings in 2002.

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility (the "Nomura Repurchase Facility") with Nomura Asset Capital Corporation. This agreement enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility has a term of 364 days and bears interest at LIBOR plus 1.25%. As of December 31, 2001, there was no balance outstanding under this facility. This repurchase facility was renewed for $40 million in February 2001, with a one time option to increase the facility to $60 million for a term of one year. This facility was not renewed.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International, Inc. (the "Nomura Securities Repurchase Facility"). This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. During 2001, the Company converted $37.4 million of its FHA mortgage loans into GNMA certificates in order to use such assets as collateral under this financing program. As of December 31, 2001, the amount outstanding under this facility was $43,610,000, the interest rate was 2.58%. All amounts outstanding at December 31, 2001, had 30 day settlement terms.

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

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

ACQUISITIONS

During the year ended December 31, 2001, the Company acquired the following investments:

MEZZANINE LOANS

On May 24, 2001, the Company funded an original advance of $975,000 on a total potential mezzanine loan of $1,250,000 secured by a 132 unit apartment unit project known as The Plaza at San Jacinto Park located in La Porte, Texas. On November 20, 2001, the Company funded the balance of this loan. The loan is subordinate to a first mortgage loan of approximately $6.6 million. The interest on the mezzanine loan is based on a fixed percentage of unpaid principal balance of the first mortgage loan, which for this loan is an effective interest rate of 11%.

On December 19, 2001, the Company funded an original advance of $1,962,000 on a total potential mezzanine loan of $2,523,000 secured by a 200 unit apartment complex located in Rosenberg, Texas, known as the Club at Brazos. The loan is subordinate to a first mortgage loan of approximately $14.4 million. The interest on the mezzanine loan is based on a fixed percentage of unpaid principal balance of the first mortgage loan, which for this loan is approximately 10%.

Additionally, during 2001, the Company converted three FHA mortgage loans to GNMA Certificates. Doing so allowed the Company to finance these assets at a lower interest rate and higher leverage available under the Nomura Securities Repurchase Agreement. This conversion resulted in an additional $11 million in borrowings of which approximately $6.5 million was used to repay borrowings under the Nomura Repurchase Facility and $4.5 million was used for further investments.

BRIDGE LOANS

On July 30, 2001, the Company entered into a commitment to fund a maximum bridge loan of $2,000,000 secured by a 312 unit apartment complex located in San Diego, CA. known as Coronado Terrace. At December 31, 2001, the Company had funded $581,360. The loan bears an interest rate of 11% and matures in December 2002.

On September 28, 2001, the Company fully funded a bridge loan of $378,000, secured by a 30 unit apartment complex located in Detroit, MI, known as Alexandrine Square. The loan bears an interest rate of 12.5% and matures in August 2002.

On December 28, 2001, the Company funded an initial advance of approximately $3,590,000 on a total potential bridge loan of $3,850,000, secured by a 360 unit apartment complex located in Houston, Texas, known as the Concord at Palm Center. The loan has a maximum term of 24 months and bears interest at 12% per annum.

COMMITMENTS AND CONTINGENCIES

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the terms of the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period, which may be extended for up to two additional one year periods. In the event the Company was to originate $250 million in loans pursuant to this program, the Company would be required to guarantee a first loss position equal to the amount lost on the loans up to a maximum of $21.25 million depending on the aggregate principal amount of the loans the Company originates. In connection with this program, the Company has also guaranteed construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of December 31, 2001, the Company has originated one loan totaling approximately $2.2 million under the Fannie Mae program and has made forward commitments for an additional approximate $6.8 million. The Company's maximum guarantee at December 31, 2001 was $5.9 million. The Company has not acquired an interest in any of the loans the Company originated in Fannie Mae's behalf.

Since entering into the loan program, the level of loan origination competition has increased, reducing the Company's projected financing volume and profitability. As a result, the Company is de-emphasizing this program and evaluating the possibility of transferring its rights and obligations in the loan program to a third party.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

CRITICAL ACCOUNTING POLICIES

The Company has several accounting policies that require significant judgments to be made by Company management.

The Company's portfolio of mortgage loans and notes must be periodically evaluated for possible impairment, and appropriate loan loss reserves established. As of December 31, 2001, all mortgage loans and notes are current and management has determined that none of the Company's loans or notes are impaired, and no loan loss reserve is necessary.

The Company's GNMA Certificates are carried at estimated fair values. Changes in these valuations do not impact the Company's income or cash flows, but affect shareholders' equity. GNMA Certificates are relatively liquid investments, and Company management estimates their values by reference to the valuations assigned by the Company's repurchase lender.

The Company has a loan program with Fannie Mae, under which the Company guarantees a first loss position on loans originated by the Company and funded by Fannie Mae. Company management must evaluate the Company's exposure to probable losses under this guarantee and record reserves, if necessary. At December 31, 2001, the Company's maximum guarantee under this program was $5.9 million. The Company has experienced no losses under this program to date and no reserves for probable losses were deemed necessary as of December 31, 2001.

The Company's mezzanine investments include provisions that allow the Company to participate in a percentage of the underlying property's excess cash flows from operations and upon sale or refinancing. At the inception of each such loan, Company management must determine whether such investment should be accounted for as a loan, joint venture or as real estate. Considerable judgement is involved in making this determination, which affects the balance sheet classification of the investment as well as recognition of revenues derived therefrom. The Company considers the borrower's equity, the amount of the Company's participation, the contractual cap, if any, on total yield to the Company over the term of the loan, market yields on comparable loans, borrower guarantees, and other factors in making its assessment of the proper accounting. To date, the Company has determined that all mezzanine investments are properly accounted for as loans.

RESULTS OF OPERATIONS

COMPARISON OF YEARS ENDED DECEMBER 31, 2001 AND 2000

Interest income from mortgage loans increased approximately $1,208,000 for the year ended December 31, 2001 as compared to 2000 primarily due to the interest earned by Stonybrook while held by AMAC/FM (which was consolidated in 2001 but not in 2000) and the additional principal advances to the Hollows, Elmhurst Village and Autumn Creek prior to the conversion to GNMA Certificates offset by the repayment of the Town and Country mortgage loan in March 2000.

Interest income from GNMA Certificates increased approximately $1,822,000 for the year ended December 31, 2001 as compared to 2000 primarily due to the conversion of three mortgage loans to GNMA Certificates.

Interest income from commercial mortgage-backed security-related investment in the amount of approximately $3,189,000 was recorded for the year ended December 31, 2000; such investment was sold October 2000.

Interest income from notes receivable decreased approximately $79,000 for the year ended December 31, 2001 as compared to 2000 primarily due to AMAC/FM becoming consolidated in 2001 partially offset by investments in additional notes in 2000 and 2001.

Interest income from temporary investments decreased approximately $2,012,000 for the year ended December 31, 2001 as compared to 2000 of which approximately $353,000 was due to the reduced balances of temporary investments and $1,659,000 was due to termination of the deposits with brokers held as collateral for short sales.

Equity in earnings of ARCap increased approximately $1,999,000 for the year ended December 31, 2001 as compared to 2000 due to the investment being acquired in October 2000.

Other income increased approximately $38,000 for the year ended December 31, 2001 as compared to 2000 primarily due to the guaranty and extension fees on loans in the Fannie Mae program.

Interest expense decreased approximately $1,966,000 for the year ended December 31, 2001 as compared to 2000 primarily due to the termination of the Bear Stearns Repurchase Facility and closing out of government securities sold short positions partially offset by higher interest expense related to Nomura Securities repurchase facilities due to higher outstanding balance.

Fees to the manager decreased approximately $168,000 for the year ended December 31, 2001 as compared to 2000 primarily due to a decrease in asset management fees payable to the Advisor due to the sale of commercial mortgage-backed security-related investment and a decrease in the public funds allocation.

Amortization increased approximately $28,000 due to acceleration of the amortization of deferred costs relating to the Nomura Repurchase Facility.

A gain on the repayment of mortgage loans in the amount of approximately $14,000 was recorded for the year ended December 31, 2000 relating to the repayment of the Town and Country mezzanine loan and FHA insured mortgage loan on January 21, 2000. A loss in the amount of approximately $251,000 was recognized during the year ended December 31, 2001 relating to the repayment of the Columbiana loans.

A net loss on the commercial mortgage-backed security-related investment and government securities sold short in the amount of approximately $300,000 was recorded for the year ended December 31, 2000. These positions were liquidated in October 2000.

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

Interest income from temporary investments increased $992,000 for the year ended December 31, 2000 as compared to 1999 due to an increase in the amounts invested which was $2,084,000 and $1,093,000, respectively.

Dividend income in the amount of $401,000 was reported for the year ended December 31, 2000 due to the investment in ARCap preferred stock which was purchased in October 2000.

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

DISTRIBUTIONS

Of the total distributions of $5,566,015 for the years ended December 31, 2001 and 2000, $378,952 ($.10 per share or 6.81%) and, $2,248,259 ($.59 per share or
40%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 2001, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,496,679. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

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

In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company is required to implement SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003) and, in August of 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company is in the process of evaluating the financial statement impact of the adoption these two standards.

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

INTEREST RATE RISK

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company. Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage loans, GNMA Certificates, and notes receivable, or generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $43.6 million of borrowings outstanding under these facilities at December 31, 2001, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $436,000. Increases in these rates will tend to decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

The value of the Company's assets may be affected by prepayment rates on investments. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond the Company's control, and consequently, such prepayment rates cannot be predicted with certainty. When the Company originates mortgage loans, it expects that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, such protection may not be available with respect to investments which the Company acquires, but does not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by the Company in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case the Company would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios the Company may fail to recoup fully its cost of acquisition of certain investments.

REAL ESTATE RISK

Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses.

RISK IN OWNING SUBORDINATED INTERESTS

The Company has invested indirectly in subordinated CMBS through its ownership of a preferred membership interest in ARCap. Subordinated CMBS of the type in which ARCap invests include "first loss" and non-investment grade subordinated interests. A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default on restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Such classes are subject to special risks, including a greater risk of loss of principal and non-payment of interest than more senior, rated classes. The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes. As a result of these and other factors, subordinated interests generally are not actively traded and may not provide holders with liquidity of investment. With respect to the Company's investment in ARCap, the ability to transfer the membership interest in ARCap is further limited by the terms of ARCap's operating agreement.

PARTICIPATING INTEREST

In connection with the acquisition and origination of mortgages, the Company has, on occasion, obtained and may continue to obtain participating interests that may entitle it to payments based upon a development's cash flow, profits or any increase in the value of the development that would be realized upon a refinancing or sale of the development. Competition for participating interests is dependent to a large degree upon market conditions. Participating interests are more difficult to obtain when mortgage financing is available at relatively low interest rates. In the current interest rate environment, the Company may have greater difficulty obtaining participating interest. Participating interests are not government insured or guaranteed and are therefore subject to the general risks inherent in real estate investments. Therefore, even if the Company is successful in investing in mortgage investments which provide for participating interests, there can be no assurance that such interests will result in additional payments.

REPURCHASE FACILITY COLLATERAL RISK

Repurchase agreements involve the risk that the market value of the securities sold by the Company may decline and that the Company will be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If forced sales were made at prices lower than the carrying value of the collateral, the Company would experience additional losses. If the Company is forced to liquidate these assets to repay borrowings, there can be no assurance that the Company will be able to maintain compliance with the REIT asset and source of income requirements.

Item 8.  Financial Statements and Supplementary Data.
                                                                          Page
                                                                         ------
(a) 1.   FINANCIAL STATEMENTS

         Independent Auditors' Report                                      23

         Consolidated Balance Sheets as of December 31, 2001 and 2000      24

         Consolidated Statements of Income for the years ended
         December 31, 2001, 2000 and 1999                                  25

         Consolidated Statements of Changes in Shareholders' Equity
         for the years ended  December 31, 2001, 2000 and 1999             26

         Consolidated Statements of Cash Flows for the years ended
         December 31, 2001, 2000 and 1999                                  27

         Notes to Consolidated Financial Statements                        29

(a) 2.   FINANCIAL STATEMENT SCHEDULES

         All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 25, 2002

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS



                                     ASSETS
                                                                December 31,
                                                         --------------------------
                                                             2001           2000
                                                         ------------   -----------
Investments in mortgage loans                            $ 17,799,317   $31,828,733
Investments in GNMA Certificates-available for sale        50,059,655     5,851,219
Investment in ARCap                                        20,245,637    20,041,733
Investment in unconsolidated subsidiary                            --     1,149,182
Cash and cash equivalents                                   1,017,904     1,632,652
Notes receivable                                           11,372,939     8,677,843
Accrued interest receivable                                   570,136       680,728
Other assets                                                  915,972       576,223
                                                         ------------   -----------

Total assets                                             $101,981,560   $70,438,313
                                                         ============   ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Repurchase facilities payable                          $ 43,610,000   $12,655,940
  Accrued interest payable                                     21,624        27,850
  Accounts payable and accrued expenses                     1,347,643       278,760
  Due to Advisor and affiliates                               331,308     1,008,387
  Distributions payable                                     1,391,503     1,391,503
                                                         ------------   -----------

Total liabilities                                          46,702,078    15,362,440
                                                         ------------   -----------

Commitments and contingencies

Shareholders' equity:

  Shares of beneficial interest; $.10 par value;
   12,500,000 shares authorized; 4,213,826 issued
   and 3,838,630 outstanding                                  421,383       421,383
  Treasury shares of beneficial interest;
   375,196 shares                                             (37,520)      (37,520)
  Additional paid-in capital                               68,840,500    68,840,500
  Distributions in excess of net income                   (14,505,268)  (14,126,317)
  Accumulated other comprehensive income (loss)               560,387       (22,173)
                                                         ------------   -----------

Total shareholders' equity                                 55,279,482    55,075,873
                                                         ------------   -----------

Total liabilities and shareholders' equity               $101,981,560   $70,438,313
                                                         ============   ===========

See accompanying notes to the financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME

                                                Years Ended December 31,
                                      -----------------------------------------
                                          2001           2000           1999
                                      -----------    -----------    -----------
Revenues:

  Interest income:
   Mortgage loans                     $ 2,773,048    $ 1,565,219    $ 2,569,901
   GNMA certificates                    2,294,286        472,693        785,591
   Commercial mortgage-backed
    security-related investment                --      3,189,407        950,456
   Notes receivable                       450,312        529,125         85,786
   Temporary investments                   72,892      2,084,417      1,092,617
  Equity in earnings of ARCap           2,400,069        401,096             --
  Other income                            107,249         69,182         23,231
                                      -----------    -----------    -----------

   Total revenues                       8,097,856      8,311,139      5,507,582
                                      -----------    -----------    -----------

Expenses:
  Interest                              1,406,254      3,371,906        906,581
  General and administrative              548,258        548,535        316,272
  Fees to Advisor                         592,522        760,863        713,568
  Amortization                            112,969         84,537             --
  Organization costs                           --             --        364,872
                                      -----------    -----------    -----------

   Total expenses                       2,660,003      4,765,841      2,301,293
                                      -----------    -----------    -----------

Other gain (loss):

  Net loss on commercial
   mortgage-backed security-
   related investment and
   government security sold short              --       (299,555)      (217,699)

  Net gain (loss)  on repayment of
   mortgage loans and GNMA
   certificiates                         (250,789)        72,014      3,271,710
                                      -----------    -----------    -----------

  Total other gain (loss)                (250,789)      (227,541)     3,054,011
                                      -----------    -----------    -----------

  Net income                          $ 5,187,064    $ 3,317,757    $ 6,260,300
                                      ===========    ===========    ===========

  Net income per share
   (basic and diluted)                $      1.35    $       .86    $      1.63
                                      ===========    ===========    ===========

  Weighted average
   shares outstanding
   (basic and diluted)                  3,838,630      3,838,630      3,841,931
                                      ===========    ===========    ===========


See accompanying notes to the financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
               FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

                                        Shares of Beneficial    Treasury Shares of
                                             Interest           Beneficial Interest    Additional
                                        --------------------   --------------------      Paid-in
                                         Shares      Amount     Shares      Amount       Capital
                                        ---------   --------   --------    --------    -----------
Balance at January 1, 1999              4,172,790   $417,280   (333,545)   $(33,355)   $68,849,730
Comprehensive income:
Net income
Other comprehensive loss:
  Net unrealized holding loss
    arising during the period
  Add: reclassification adjustment
    for losses included in net income

Other comprehensive loss

Comprehensive income

Issuance of shares of beneficial           41,036      4,103                               629,834
  interest
Purchase of treasury shares                                     (41,651)     (4,165)      (639,064)
Distributions
                                        ---------   --------   --------    --------    -----------
Balance at December 31, 1999            4,213,826    421,383   (375,196)    (37,520)    68,840,500

Comprehensive income:
Net income
Other comprehensive income:
  Net unrealized holding gain
    arising during the period
Less: reclassification adjustment
    for gains included in net income

Other comprehensive income

Comprehensive income

Distributions
                                        ---------   --------   --------    --------    -----------
Balance at December 31, 2000            4,213,826    421,383   (375,196)    (37,520)    68,840,500

Comprehensive income:
Net income
Other comprehensive income:
Net unrealized holding gain arising
  during the period

Comprehensive income

Distributions
                                        ---------   --------   --------    --------    -----------
Balance at December 31, 2001            4,213,826   $421,383   (375,196)   $(37,520)   $68,840,500
                                        =========   ========   ========    ========    ===========




                                                                         Accumulated
                                        Distributions                       Other
                                          in Excess     Comprehensive   Comprehensive
                                        of Net Income      Income           Income            Total
                                        -------------   -------------   -------------      -----------
Balance at January 1, 1999              $(11,191,614)                      $162,533        $58,204,574
Comprehensive income:
Net income                                 6,260,300     $6,260,300                          6,260,300
Other comprehensive loss:
  Net unrealized holding loss
    arising during the period                             (418,964)
  Add: reclassification adjustment
    for losses included in net income                        1,492
                                                        ----------
Other comprehensive loss                                  (417,472)        (417,472)          (417,472)
                                                        ----------
Comprehensive income                                    $5,842,828                             633,937
                                                        ==========
Issuance of shares of beneficial                                                               633,937
  interest
Purchase of treasury shares                                                                   (643,229)
Distributions                             (6,946,745)                                       (6,946,745)
                                        ------------                       --------        -----------
Balance at December 31, 1999             (11,878,059)                      (254,939)        57,091,365

Comprehensive income:
Net income                                 3,317,757    $3,317,757                           3,317,757
Other comprehensive income:
  Net unrealized holding gain
    arising during the period                              291,175
Less: reclassification adjustment
    for gains included in net income                       (58,409)
                                                        ----------
Other comprehensive income                                 232,766          232,766            232,766
                                                        ----------
Comprehensive income                                    $3,550,523
                                                        ==========
Distributions                             (5,566,015)                                       (5,566,015)
                                        ------------                       --------        -----------
Balance at December 31, 2000             (14,126,317)                       (22,173)        55,075,873

Comprehensive income:
Net income                                 5,187,064    $5,187,064
Other comprehensive income:                                                                  5,187,064
Net unrealized holding gain arising
  during the period                                        582,560                             582,560
                                                        ----------
Comprehensive income                                    $5,769,624
                                                        ==========
Distributions                             (5,566,015)                                       (5,566,015)
                                        ------------                       --------        -----------
Balance at December 31, 2001            $(14,505,268)                      $560,387        $55,279,482
                                        ============                       ========        ===========



See accompanying notes to financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           Years Ended December 31,
                                                              --------------------------------------------------
                                                                   2001              2000               1999
                                                              --------------    --------------    --------------
Cash flows from operating activities:
  Net income                                                  $    5,187,064    $    3,317,757    $    6,260,300

  Adjustments to reconcile net income to net
   cash provided by (used in) operating
    activities:
   Unrealized (gain) loss on commercial
    mortgage-backed security-related
    investment                                                            --        (1,496,017)        1,419,016
   Unrealized (gain) loss on government
    security sold short                                                   --         1,795,572        (1,201,317)
   Net loss (gain) on repayment of GNMA
    certificates and mortgage loans                                  250,789           (72,014)       (3,271,710)
   Equity in earnings of ARCap                                    (2,400,069)         (401,096)               --
   Equity in income of unconsolidated
    subsidiary                                                            --            (9,182)               --
   Amortization - deferred financing costs                           112,969            92,022                --
   Amortization expense-loan premium and
    origination costs                                                 79,030           163,371           337,590
   Accretion of GNMA discount                                        (21,801)          (22,356)          (23,145)
   Accretion of discount on commercial
    mortgage-backed security-related
    investment                                                            --          (652,968)         (144,061)
   Government security sold short                                         --        33,541,350        38,193,276
   Purchase of government securities sold
    short                                                                 --       (72,328,881)               --
   Changes in operating assets and liabilities:
    Investment in commercial mortgage-
      backed security-related investment                                  --        36,764,227       (35,622,358)
   Deposit with broker as collateral for security
      sold short                                                          --        37,733,101       (37,733,101)
   Accrued interest receivable                                       110,592           499,388          (413,413)
   Other assets                                                      (49,718)           18,863           (33,159)
   Due to Advisor and affiliates                                    (638,009)          575,122        (1,281,829)
   Accounts payable and
     accrued expenses                                              1,068,883           240,402            49,025
   Accrued interest payable                                           (6,226)         (380,102)          407,952
                                                              --------------    --------------    --------------
  Net cash provided by (used in) operating
   activities                                                      3,693,504        39,378,559       (33,056,934)
                                                              --------------    --------------    --------------

Cash flows from investing activities:
  Increase in investment in mortgage loans                       (24,660,912)      (21,486,788)         (829,204)
  Proceeds from repayments of mortgage loans                       9,245,562         9,995,170        20,841,545
  Periodic principal payments of mortgage loans                       84,628            62,069                --
  Funding of notes receivable                                     (9,959,189)       (7,413,750)       (1,900,000)
  Repayment of note receivable                                            --         6,000,000         1,900,000
  Investment in ARCap preferred stock                                     --       (20,000,000)               --
  Distribution from ARCap                                          2,196,165                --                --
  Increase in other assets                                          (359,746)         (375,178)         (111,446)
  Principal repayments of GNMA certificates                          346,026         3,926,772           442,746
  Increase in investment in GNMA certificates                     (6,506,492)               --                --
  Costs relating to repayment of mortgage loan                       (39,085)          (59,583)               --
                                                              --------------    --------------    --------------
  Net cash provided by (used in) investing activities            (29,653,043)      (29,351,288)       20,343,641
                                                              ==============    --------------    --------------
                                                                                                     (continued)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (continued)

                                                                                              Years Ended December 31,
                                                                                 --------------------------------------------------
                                                                                       2001              2000              1999
                                                                                 ---------------   --------------    --------------
Cash flows from financing activities:
  Proceeds from repurchase facilities payable                                        62,030,000        13,698,940        19,568,000
  Repayments of repurchase facilities payable                                       (31,075,940)      (20,170,000)         (441,000)
  Increase in deferred loan costs                                                       (43,254)         (159,842)               --
  Distributions paid to shareholders                                                 (5,566,015)       (5,566,015)       (5,555,242)
  Proceeds from issuance of shares of
   beneficial interest                                                                       --                --           633,937
  Purchase of treasury shares                                                                --                --          (643,229)
                                                                                 --------------    --------------    --------------

  Net cash provided by (used in)
   financing activities                                                              25,344,791       (12,196,917)       13,562,466
                                                                                 --------------    --------------    --------------

Net increase (decrease) in cash and cash
  equivalents                                                                          (614,748)       (2,169,646)          849,173

Cash and cash equivalents at the beginning
  of the year                                                                         1,632,652         3,802,298         2,953,125
                                                                                 --------------    --------------    --------------

Cash and cash equivalents at the end of
  the year                                                                       $    1,017,904    $    1,632,652    $    3,802,298
                                                                                 ==============    ==============    ==============

Supplemental information:
Interest paid                                                                    $    1,412,480    $    3,752,008    $      498,629
                                                                                 ==============    ==============    ==============

Adjustments due to contribution of mortgage loan to unconsolidated subsidiary:

Increase in investment in unconsolidated
  subsidiary                                                                                       $   1,140,000
Increase in note receivable                                                                            7,264,092
Decrease in investment in mortgage loans                                                              (8,404,092)
                                                                                                   -------------
                                                                                                   $           0
                                                                                                   -------------

Conversion of mortgage loans to GNMA
  Certificates

Increases in GNMA Certificates                                                   $   37,443,741
Decrease in mortgage loans                                                          (37,443,741)
                                                                                 --------------
                                                                                 $            0
                                                                                 --------------

Consolidation of former unconsolidated subsidiary:
Increase in investment in mortgage loans                                         $    8,374,205
Decrease in notes receivable                                                         (7,264,092)
Decrease in investment in unconsolidated
  subsidiary                                                                         (1,110,113)
                                                                                 --------------
                                                                                 $            0
                                                                                 --------------

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

NOTE 2 - Significant Accounting Policies

a)  Basis of Presentation
The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of amortized assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the Company and two wholly owned subsidiaries, AMAC RepoSeller and AMAC/FM Corporation. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as herein after used, refers to American Mortgage Acceptance Company and its subsidiaries.

b)  Investments in Mortgage Loans and Notes Receivable
The Company accounts for its investments in mortgage loans and notes receivable under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. An allowance for loan losses is maintained if the measure of an impaired loan is less than its recorded investment. Adjustments to the allowance are made through corresponding charges or credits to the provision for loan losses.

Interest on mortgage loans and notes receivable is recognized on the accrual basis. Interest which was accrued but not received is reversed from income if deemed to be uncollectible.

The Company's mezzanine investments include provisions that allow the Company to participate in a percentage of the underlying property's excess cash flows from operations and upon sale or refinancing. At the inception of each such loan, the Company considers the provisions of the Third Notice to Practitioners issued by the AICPA (the "Third Notice"), to determine whether such investment should be accounted for as a loan, joint venture or as real estate. The Third Notice addresses those real estate loans where the lender has virtually the same risks and potential rewards as those of real estate owners or joint venturers, and provides guidance on determining the appropriate accounting classification. Considerable judgment is involved in making this determination, which affects the balance sheet classification of the investment as well as recognition of revenues derived therefrom. The Company considers the borrower's equity, the amount of the Company's participation, the contractual cap, if any, on total yield to the Company over the term of the loan, market yields on comparable loans, borrower guarantees, and other factors in making its assessment of the proper accounting. To date, the Company has determined that all mezzanine investments are properly accounted for as loans.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




c)  Investments in GNMA Certificates
The Company accounts for its investments in GNMA Certificates under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

At the date of acquisition, the Company elected to designate its GNMA Certificates as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. Fair value for the GNMA Certificates is estimated by Company management by reference to valuations assigned by the Company's repurchase lender. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income using the effective yield method. Dividend and interest income are recognized when earned. Realized gains and losses on securities are included in earnings and are derived using the specific identification method for determining the cost of the securities sold.

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

f)  Loan Origination Costs and Fees
Acquisition fees and other direct expenses incurred for activities performed to originate or acquire mortgage loans have been capitalized and are included in Investment in Mortgage Loans in the balance sheets, along with any fees received from borrowers for loan originations. Loan origination costs and fees are being amortized to interest income using the effective yield method over the lives of the respective mortgages.

g)  Fair Value of Financial Instruments
As described above, the Company's GNMA Certificates are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its mortgage loans and cash and cash equivalents, notes receivable, investment in ARCap, and secured borrowings approximate their carrying values at December 31, 2001 and 2000. The fair value of investments in mortgage loans, ARCap and GNMA Certificates are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

h)  Income Taxes
The Company has qualified as a REIT under the Code. A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. The Company may be subject to state taxes in certain jurisdictions.

During 2001, the Company declared distributions of $1.45 per share. For federal income tax purposes, $1.36 and $.09 of the distributions were reported as ordinary income and return of capital, respectively, to shareholders for 2001.

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

j)  Segment Information
SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers. The Company is an investor in mortgage products and operates in only one reportable segment. The Company does not have or rely upon any major customers. All of the Company's investments are secured by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

k)  New Pronouncements
SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It was implemented by the Company on January 1, 2001. Because the Company does not currently utilize derivatives, implementation of this statement did not have a material effect on the Company's financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




In June 2001, the Financial Accounting Standards Board issued Statement No. 141, "Business Combinations (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's financial statements.

In June of 2001, the FASB issued SFAS No, 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003), and in August of 2001, SFAS No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. Management does not believe that implementation of these statements will have a material impact on the Company's financial statements.

l)  Reclassifications
Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - Investments in Mortgage Loans

Information relating to the Company's investments in Mortgage Loans as of December 31, 2001 is as follows:



Property                                Description   Final Maturity Date   Call Date (F)   Interest Rate (C)
--------                                -----------   -------------------   -------------   -----------------
FIRST  MORTGAGE  LOANS (D):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                   204 Units          11/35                                 7.25%
    Stony Brook II
      East Haven, CT                     125 Units           6/37               12/06            7.625%

Subtotal First Mortgage Loans

MEZZANINE LOANS (E):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                   204 Units          11/35                4/99            20.67%
    Stony Brook II
       East Haven, CT                    125 Units           6/37               12/06            15.33%
    Plaza at San Jacinto
       Houston, TX (G)                   132 Units           1/43                6/11            11.00%

Subtotal Stabilized Mezzanine Loans

  PROPERTIES IN CONSTRUCTION
    The Hollows
       Greenville, NC                    184 Units           1/42                TBD             10.00%
    Elmhurst Village
       Oveido, FL                        313 Units           1/42                TBD             10.00%
    The Reserve at Autmn Creek
       Friendswood, TX                   212 Units           1/42                TBD             10.00%
    Club at Brazos (G)
        Rosenberg, TX 2                                      5/43                TBD             10.00%

Subtotal Construction Mezzanine Loans

Subtotal Mezzanine Loans

Total Mortgage Loans




                                                                              Outstanding                        Interest Income
                                        Periodic Payment                    Face Amount of   Carrying Amount    Earned Applicable
Property                                     Terms         Prior Liens       Mortgages (k)   of Mortgages (I)     to the Period
--------                                ----------------   -----------      --------------   ----------------   -----------------
FIRST  MORTGAGE  LOANS (D):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                                     $        --        $       --     $         --          $  432,127
    Stony Brook II
      East Haven, CT                          (A)                   --         8,331,560        8,331,560             636,793
                                                                            -----------------------------------------------------
Subtotal First Mortgage Loans                                                  8,331,560        8,331,560           1,068,920
                                                                            -----------------------------------------------------
MEZZANINE LOANS (E):
  STABILIZED PROPERTIES
    Columbiana Lakes
      Columbia, SC (J)                                              --                --               --             169,402
    Stony Brook II
       East Haven, CT                         (B)            8,331,560           763,909          675,715              43,816
    Plaza at San Jacinto
       Houston, TX (G)                        (B)            6,638,300         1,250,000        1,219,800              73,879
                                                                            -----------------------------------------------------
Subtotal Stabilized Mezzanine Loans                                            2,013,909        1,895,515             287,097
                                                                            -----------------------------------------------------
  PROPERTIES IN CONSTRUCTION
    The Hollows
       Greenville, NC                         (B)            8,481,092(H)      1,549,200        1,381,131             294,764
    Elmhurst Village
       Oveido, FL                             (B)           20,844,888(H)      2,874,000        2,423,556             695,924
    The Reserve at Autmn Creek
       Friendswood, TX                        (B)           14,624,253(H)      1,987,000        1,884,715             419,189
    Club at Brazos (G)
        Rosenberg, TX 2                       (B)           14,363,800         1,962,000        1,882,840               7,154
                                                                            -----------------------------------------------------
Subtotal Construction Mezzanine Loans                                          8,372,200        7,572,242           1,417,031
                                                                            -----------------------------------------------------
Subtotal Mezzanine Loans                                                      10,386,109        9,467,757           1,704,128
                                                                            -----------------------------------------------------
Total Mortgage Loans                                                         $18,717,669      $17,799,317          $2,773,048
                                                                            =====================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) Requires monthly payments of principal and interest based on a 40 year amortization period. Loans are subject to 5-year lockouts against prepayments, as well as a prepayment penalty structure during the second 5-year term of the loans.

(B) Interest only payments are due monthly, with loan balance due at maturity.

(C) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan (prior liens). The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service (generally 50%) and participation in sale or refinancing proceeds (generally 25%) and certain provisions that cap the Company's total yield, including additional interest and participations, over the term of the loan.

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

(H) The first mortgage loans related to those properties were converted into GNMA Certificates and are held by the Company.

(I) Carrying amounts of the mezzanine loans include unamortized origination costs and fees.

(J) During the third quarter of 2001, the Company arrived at a negotiated settlement with the borrower under the Columbiana Lakes loans. Under this agreement, the Company received approximately $9.3 million on October 1, 2001, in full settlement of the first mortgage loan and mezzanine loan, resulting in a loss on repayment of approximately $251,000.

(K) No principal amounts of mortgage loans are subject to delinquent interest as of December 31, 2001.

Further information relating to investments in mortgage loans for the years ended December 31, 2001, 2000 and 1999 is as follows:

                                                             2001             2000             1999
                                                        -------------    -------------    -------------
Reconciliation of mortgage loans:
Balance at beginning of period                          $  31,828,733    $  28,893,482    $  45,965,488
Advances made during the period                            24,813,428       22,252,512          829,204
Conversion of mortgage loans to GNMA certificates         (37,443,741)              --               --
Loan origination fees (net of acquisition
  expenses)                                                  (152,516)        (765,724)           4,723
Proceeds from repayment of mortgage loans                  (9,245,562)      (9,995,170)     (20,841,545)
Periodic principal payments of mortgage loans                 (84,628)         (62,069)              --
Loan contributed to unconsolidated subsidiary                      --       (8,404,092)              --
Consolidation of previously unconsolidated subsidiary       8,374,205               --               --
Excess(deficiency) of proceeds over carrying value of
  mortgage loans                                             (250,657)          13,582        3,273,202
Amortization and accretion -- net                             (39,945)        (103,788)        (337,590)
                                                        -------------    -------------    -------------

Investments in mortgage loans - December 31,            $  17,799,317    $  31,828,733    $  28,893,482
                                                        =============    =============    =============

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA Certificates as of December 31, 2001 is as follows:

                                                                                             Amortized
                                            Date Purchased/                    Principal at   Cost at
                              Certificate   Final Payment       Stated           December     December
Name                            Number       Payment Date    Interest Rate       31, 2001     31, 2001
----                          -----------   ---------------  -------------     ------------  ----------
Western Manor                  0355540         7/27/94          7.125%         $2,489,348   $2,480,484
                                               3/15/29

Copper Commons                 0382486         7/28/94          8.500%          2,107,392    2,176,236
                                               8/15/29

SunCoast Capital Group, Ltd.   G22412          6/23/97          7.000%            892,315      892,315
                                               4/20/27

Hollows Apts.                  511908          5/29/01          7.620%          8,481,092    8,481,092
                                               7/15/02

Elmhurst Village               549390          6/28/01          7.745%         20,844,888   20,844,888
                                               4/15/04

Reserve at Autumn Creek        448747          6/28/01          7.745%         14,624,253   14,624,253
                                               7/15/02
                                                                             ------------   ----------

Total                                                                         $49,439,288   $49,499,268

                                                                             ============   ===========


                                Unrealized
                               Gain (Loss) at  Balance at     Interest Income
                                  December      December     Earned Applicable
Name                              31, 2001      31, 2001       to the Period
----                           --------------  ----------    -----------------
Western Manor                    $ 12,983      $2,493,467       $197,887


Copper Commons                    (18,865)      2,157,371        180,562


SunCoast Capital Group, Ltd.       15,300         907,615         74,394


Hollows Apts.                      90,086      8,571,178         412,729


Elmhurst Village                  270,729      21,115,617        866,192


Reserve at Autumn Creek           190,154      14,814,407        562,522

                              --------------   -----------    --------------

Total                            $560,387      $50,059,655     $2,294,286

                              ==============   ===========    =============

All GNMA Certificates are pledged as collateral for borrowings under repurchase facilities.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at December 31, 2001 and 2000 were as follows:

                                     December 31,
                             ---------------------------
                                  2001          2000
                             ------------   ------------

Amortized cost               $ 49,499,268   $  5,873,392
Net unrealized gain (loss)        560,387        (22,173)
                             ------------   ------------
Fair value                   $ 50,059,655   $  5,851,219
                             ============   ============

For the year ended December 31, 2001, there were gross unrealized gains and losses of $579,252 and $18,865, respectively, on GNMA Certificates. For the year ended December 31, 2000, there were gross unrealized gains and losses of $11,343 and $33,516, respectively, on GNMA Certificates.

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

NOTE 5 - Commercial Mortgage-Backed Security-Related Investment and Short Sale; Investment in ARCap

On September 30, 1999, the Company acquired from ARCap a "BB+" rated subordinated commercial mortgage-backed security ("CMBS") from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, had a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a Bear Stearns Repurchase Facility (see Note 7). In connection with this acquisition, the Company entered into an agreement with ARCap. Under the agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

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

On November 1, 2000, the Company, in accordance with the agreement with ARCap, sold the CMBS investment to ARCap and repaid its borrowing under the repurchase facility (see Note 7), closed out its short sale position and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

Summarized information for ARCap as of December 31, 2001 and 2000 and the years then ended is as follows:

                                                   2001                 2000
                                             -----------------   -----------------
                                             ($'s in millions)   ($'s in millions)
Investment securities - trading                    $565                 $214
Investment securities - available for sale           --                   76
Other assets                                         31                   20
                                                   ----                 ----
Total assets                                       $596                 $310
                                                   ====                 ====

Repurchase agreements and long-term debt           $322                 $133
Other liabilities                                    50                   --
Members' equity                                     224                  177
                                                   ----                 ----
Total liabilities and equity                       $596                 $310
                                                   ====                 ====

Total revenues                                     $ 63                 $ 20
Total expenses                                       50                    8
                                                   ----                 ----
Net income                                         $ 13                 $ 12
                                                   ====                 ====

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Notes Receivable

The Company's notes receivable are collateralized by equity interest in the owner of the related property and consists of the following as of December 31, 2001:

                                                                            Remaining
                                 Number of                   Outstanding    Committed
                                 Apartment     Carrying       Principal     Balance to  Interest
Property           Location        Units        Amount         Balance         Fund       Rate         Maturity
---------------- -------------- ------------- ------------ ---------------- ----------- --------- ----------------
Alexandrine      Detroit, MI        30          $ 375,234   $  378,000 (1)     $    --   12.50%      August 2002
Coronado
   Terrace       San Diego, CA      312            551,853     581,360 (1)   1,418,640   11.00%    December 2002
Miami Sunset
   Bay           Miami, FL          308         1,444,180    1,450,000 (1)          --   12.50%         May 2002

Plaza Manor      National           372           766,193      777,279         722,721   11.00%   September 2002
                 City, CA
Rancho
   Verde         San Jose, CA       700         2,789,780    2,803,157       1,696,843   11.00%      August 2002
Vista Terrace
   Hills         San Ysidro,        262         1,891,649    1,900,000              --   11.00%       March 2002
                 CA
Concorde at
   Palm          Houston, TX        360         3,554,050    3,589,743         260,257   12.00%    December 2003
                                ------------- ------------ ---------------- -----------

     Total                         2,344      $11,372,939  $11,479,539      $4,098,461
                                ============= ============ ================ ===========

(1) Funded on an as needed basis.


NOTE 7- Repurchase Facilities

On September 30, 1999, the Company entered into a repurchase facility with Bear Stearns, whereby Bear Stearns advanced $19,568,000 in cash towards the purchase of the CMBS-related investment (see Note 5). The Bear Stearns Repurchase Facility had a variable interest rate based on the one-month LIBOR rate plus 1.5%, which was adjusted on the first day of each month. The Bear Stearns Repurchase Facility was repaid November 1, 2000 in connection with the CMBS sale discussed above (see Note 5).

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation (the "Nomura Repurchase Facility") with a term of one year. This facility enables the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001 for $40 million, with a one time option to increase to $60 million, for a one year term and interest at LIBOR plus 1.25%. As of December 31, 2001, there was no outstanding balance. As of December 31, 2000, $7,138,940 was outstanding under the Nomura Repurchase Facility and the interest rate was 7.87%. Deferred costs relating to the Nomura Repurchase Facility have been fully amortized. This Repurchase Facility has not been renewed.

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and other qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of December 31, 2001 and December 31, 2000, the amount outstanding under this facility was $43,610,000 and $5,517,000 and interest rates were 2.58% and 7.12%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at December 31, 2001, had 30 day settlement terms. As of December 31, 2001, all GNMA Certificates owned by the Company were pledged as collateral.

NOTE 8- Related Party Transactions

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




with respect to Mortgage Loans acquired by the Company, the Advisor was entitled to receive loan placement fees paid by borrowers equal to up to 1.5% of the principal amount of each mortgage loan.

As a result of the adoption of the Proposals (see Note 1), the Board of Trustees amended the Advisory Agreement between the Company and the Advisor to, among other matters, reflect the Proposals and change the Advisory Agreement's fee structure to (a) eliminate the acquisition and disposition fees payable to the Advisor; (b) modify the annual asset management fee payable to the Advisor as set forth below; and (c) include an annual incentive fee payable to the Advisor as also set forth below. The modified annual asset management fee is calculated as follows: (i) .355% for investments in Mortgage Loans; (ii) .355% for certain investment grade investments; (iii) .750% for certain non-investment grade investments; (iv) 1.000% for unrated investments; and (v) .625% for investments held prior to the adoption of the Proposals. The annual incentive fee is equal to the product of:

     A)  25% of the dollar amount by which

         (1) (a) funds from operations (before the annual incentive fee) per share (based on the weighted average number of shares outstanding), plus

              (b) gains (or minus losses) from debt restructuring and sales of property per share (based on the weighted average number of shares outstanding), exceed

         (2)  an amount equal to the greater of:

              (a) (i) the weighted average of (x) $20 (the price per share in the Company's initial public offering) and (y) the prices per share of any secondary offerings by the Company multiplied by

                  (ii) the ten year U.S. Treasury Rate plus 2% per annum; and;

              (b) $1.45 multiplied by

     B)  the weighted average number of shares outstanding during such year.

The Advisor will not receive an annual incentive fee in any fiscal year unless shareholders have received a minimum annual distribution of $1.45 per share for that fiscal year.

In addition, the Advisory Agreement's fee structure was also changed so that with respect to the first $100 million of new mortgage loans acquired by the Company, the Advisor will receive origination points paid by borrowers equal to up to 1% of the principal amount of each mortgage loan and the Company will receive origination points paid by borrowers in excess of 1%. After the first $100 million of additional mortgage loan is acquired, the Company will retain 100% of the origination points paid by borrowers. As of December 31, 2001, the $100 million threshold had not been met.

The costs incurred to related parties for the years ended December 31, 2001, 2000 and 1999 were as follows:

                            Years Ended December 31,
                        -------------------------------
                          2001       2000        1999
                        --------   --------   --------

Expense reimbursement   $344,534   $374,751   $255,616
Asset management fees    247,988    386,112    335,682
Incentive fee                 --         --    122,270
                        --------   --------   --------

                        $592,522   $760,863   $713,568
                        ========   ========   ========

Asset management fees, the incentive management fee and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $318,000 and $243,000 were accrued and unpaid at December 31, 2001 and 2000, respectively.

On May 19, 1999, the Company made a loan in the amount of $1,900,000 to Patterson Hope '98 Urban Renewal L.L.C. (the "Borrower"), an entity in which an affiliate of the Advisor is a member. The note bore interest at 12% which was payable, along with the principal, at maturity on September 15, 1999. The note was secured by all of the membership interest in the Borrower, was guaranteed by Related and could be prepaid in whole or in part at any time. In September 1999, the loan was repaid and the Advisor and the Company each received origination points in the amount of $19,000. The Company earned interest income of approximately $86,000 from this loan.

As of December 31, 2001, the Company has seven mortgage investments, totaling approximately $11,480,000, to borrowers that are affiliates of Related. Typically, these affiliate borrowers are limited partnerships where the general partner is either an affiliate of Related or an unaffiliated third party with a 1% general partnership interest and the 99% limited partner is a limited partnership in which an affiliate of Related owns a 1% general partnership interest and one or more Fortune 500 companies own a 99% limited partnership interest.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 9 - Earnings Per Share

Basic net income per share in the amount of $1.35, $.86 and $1.63 for the years ended December 31, 2001, 2000 and 1999, respectively, equals net income for the periods ($5,187,064, $3,317,757 and $6,260,300, respectively), divided by the weighted average number of shares outstanding for the periods (3,838,630, 3,838,630 and 3,841,931, respectively).

Because the Company had no dilutive securities outstanding during 2001, 2000 and 1999, diluted net income per share is the same as basic net income per share for all periods presented.

NOTE 10 - Capital Shares

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

In February 2002, the Company sold to the public 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, will be used to make additional investments.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




NOTE 11 - Selected Quarterly Financial Data (unaudited)

                                                                         2001 Quarter Ended
                                                     --------------------------------------------------------
                                                      March 31        June 30     September 30    December 31
                                                     ----------     ----------    ------------    -----------
Revenues:

Interest income:
  Mortgage loans                                     $  888,252     $1,018,687     $  349,575(1)   $  516,534(1)
  GNMA certificates                                     115,624        378,929        859,754         939,979
  Notes receivable                                       45,313         61,626        126,943         216,430
  Temporary investments                                  16,979          9,782         19,783          26,348
Equity earnings of ARCap                                592,000        591,781        604,356         611,932
Other income                                              6,067         24,719         39,677          36,786
                                                     ----------     ----------     ----------      ----------
   Total revenues                                     1,664,235      2,085,524      2,000,088       2,348,009
                                                     ----------     ----------     ----------      ----------
Expenses:
  Interest                                              275,625        361,382        462,600         306,647
  General and administrative                            237,795        289,756        230,583         382,646
  Amortization                                           19,684         10,357          5,187          77,741
                                                     ----------     ----------     ----------      ----------
   Total expenses                                       533,104        661,495        698,370         767,034
                                                     ----------     ----------     ----------      ----------
Other gain (loss):

  Net gain (loss) on repayment of mortgage loans
   and GNMA certificates                                     17             --       (211,611)        (39,195)
                                                     ----------     ----------     ----------      ----------
  Total other gain (loss)                                    17             --       (211,611)        (39,195)
                                                     ----------     ----------     ----------      ----------
  Net income                                         $1,131,148     $1,424,029     $1,090,107      $1,541,780
                                                     ==========     ==========     ==========      ==========
  Net income per share
   (basic and diluted)                               $     0.29     $     0.37     $     0.28      $     0.40
                                                     ==========     ==========     ==========      ==========

(1) Interest income from mortgage loans and GNMA certificates in the third quarter of 2001 reflects the impact of the conversion of three mortgage loans into GNMA certificates during the second quarter 2001.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                                    2000 Quarter Ended
                                              ---------------------------------------------------------------
                                               March 31           June 30    September 30         December 31
                                              ---------         ---------    ------------         -----------
Revenues:

Interest income:
  Mortgage loans                              $ 491,400         $ 196,326      $ 500,295           $ 377,315
  GNMA certificates                             119,631           118,630        117,701             116,731
  Commercial mortgage-backed
   security-related investment                  950,662           956,530        960,467             321,748
  Note receivable                                    --           146,168        131,381             169,076
  Temporary investments                         547,104           674,520        624,146             238,647
  Equity earnings of ARCap                           --                --             --             401,096
Other income                                         --                --        167,279             (15,597)
                                              ---------         ---------      ---------           ---------

   Total revenues                             2,108,797         2,092,174      2,501,269           1,609,016
                                              ---------         ---------      ---------           ---------

Expenses:
  Interest                                      909,107           903,614      1,044,215             514,970
  General and administrative                    332,220           257,970        425,520             293,688
  Amortization                                   13,651            20,350         26,227              24,309
                                              ---------         ---------      ---------           ---------

   Total expenses                             1,254,978         1,181,934      1,495,962             832,967
                                              ---------         ---------      ---------          ----------

Other gain (loss):

  Net gain (loss) on commercial
    mortgage-backed security-related
   investment and government
   security sold short                         (457,042)         (253,735)       246,341             164,881

  Gain (loss) on repayment of mortgage loans
   and GNMA certificates                         86,439            (6,077)        (8,371)                 23
                                              ---------         ---------      ---------          ----------

  Total other gain (loss)                      (370,603)         (259,812)       237,970             164,904
                                              ---------         ---------      ---------          ----------

  Net income                                  $ 483,216         $ 650,428     $1,243,277           $ 940,953
                                              =========         =========     ==========           =========

  Net income per share
   (basic and diluted)                        $     .13         $     .17     $      .32           $     .25
                                              =========         =========     ==========           =========

NOTE 12 - Commitments and Contingencies

The Company has completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under Section 42 of the Internal Revenue Code. Under the terms of the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period, which may be extended for up to two additional one year periods. In the advent the Company was to originate $250 million in loans pursuant to this program, the Company would guarantee a first loss position equal to the amount lost on the loans up to a maximum $21.25 million depending on the aggregate principal amount of the loans the Company originates and other fees. The Company has also guaranteed construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of December 31, 2001, the Company has originated one loan totaling approximately $2.2 million under the Fannie Mae program and has made forward commitments for an additional approximate $6.8 million. The Company's maximum guarantee at December 31, 2001 was $5.9 million. The Company has not acquired an interest in any of the loans the Company originated in Fannie Mae's behalf. Subsequent to creating this program, the level of loan origination competition has increased, reducing the Company's projected financing volume and profitability. As a result, the Company is de-emphasizing this program and evaluating the possibility of transfering the Company's rights and obligations in this program to a third party.

NOTE 13 - Investment in Unconsolidated Subsidiary

As discussed in Note 12, the Company has entered into an agreement with Fannie Mae whereby the Company will provide first loss protection ("First Loss Obligation") on certain loans funded by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement. Through a consolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the First Loss Obligation is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



AMAC/FM was capitalized by a contribution by the Company to AMAC/FM of the mortgage loan secured by Stony Brook Village II Apartments with a principal amount of $8,404,092. This contribution was recorded by AMAC/FM as a $7,264,092 loan from the Company via a subordinated promissory note, with a stated interest rate of 7.75% and a $1,140,000 capital contribution through the issuance of AMAC/FM non-voting common stock. During 2000, the Company accounted for its $1,140,000 investment in AMAC/FM under the equity method of accounting, because all of AMAC/FM's voting common shares were held by the Advisor and, therefore, the Company did not control AMAC/FM.

During January 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly owned, consolidated subsidiary of the Company. This change was implemented as a result of the REIT Modernization Act of 1999, which allows REITs to directly own taxable REIT subsidiaries, beginning after the year 2000.


NOTE 14 - Subsequent Events

In February 2002, a distribution of $1,391,503 ($.3625 per share) which was declared in December 2001, was paid to shareholders for the quarter ended December 31, 2001.

In January 2002, the Company closed a bridge loan secured by a 528 unit apartment complex located in Long Beach, California called Parwood Apartments in the amount of $4,600,000. The loan has a term of 24 months, with three 90-day extensions exercisable at the borrower's election for a fee of 1.00% of the then outstanding balance. The loan carries an interest rate of 11.00%.

In February 2002, the Company sold to the public 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, will be used to make additional investments.

On March 1, 2002, the Company purchased four GNMA construction loan certificates with current face amount of approximately $34.4 million for approximately $29.8 million. Approximately $27.7 million of the total face amount of these construction loans has already been funded, earning a balance of approximately $6.7 million to be funded on a when, if and as needed basis, at the same prices as the initial purchases. The interest rates on the four certificates range from 6.5% to 7.475%. The Company anticipates these investments will be used as collateral for future financing.

On March 13, 2002, the Company renewed the Advisory Agreement with the Advisor for a term of one year commencing on March 29, 2002.

On February 15, 2002, the Company purchased a GNMA Certificate with a total face amount of approximately $13.9 million. The first draw on this certificate is scheduled for April 15, 2002. The Company will earn an interest rate of 7.075% on this certificate.

On March 25, 2002, the Company sold the Hollows Apartments GNMA certificate for approximately $8.9 million. The amortized cost basis of the Hollows Apartments GNMA certificate at December 31, 2001 was approximately $8.5 million. The trade is scheduled to settle on April 15, 2002.

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


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
(a) 1.   FINANCIAL STATEMENTS

         AMERICAN MORTGAGE ACCEPTANCE COMPANY

              Independent Auditors' Report                                              23

              Consolidated Balance Sheets as of December 31, 2001 and 2000              24

              Consolidated Statements of Income for the years ended Decem-
              ber 31, 2001, 2000 and 1999                                               25

              Consolidated Statements of Changes in Shareholders' Equity for
              the years ended December 31, 2001, 2000 and 1999                          26

              Consolidated Statements of Cash Flows for the years ended De-
              cember 31, 2001, 2000 and 1999                                            27

              Notes to Consolidated Financial Statements                                29

         ARCAP INVESTORS, L.L.C.
         Consolidated 2001 financial statements for ARCap Investors, L.L.C.
               (see Exhibit 99)                                                         99(a)

         Consolidated 2000 financial statements for ARCap Investors, L.L.C.             99(b)
                    (see Exhibit 99)

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

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
1(b)     Form of Soliciting Dealer Agreement as previously filed as an Exhibit to Amendment No. 3 dated March 23, 1993 to Registrant's Registration
         Statement No. 33-42481.

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

10(a)    Rockport Mortgage Corporation Mortgage Note in the principal amount of
         $8,500,000 dated December 15, 1995 (incorporated herein by reference to Exhibit 10(a) to Form 8-K dated December 15, 1995 filed with the
         Securities and Exchange Commission pursuant to the Securities Exchange
         Act of 1934 (Commission File No. 0-23972)).

10(b)    Equity Loan Note in the principal amount of $1,039,000 dated December
         15, 1995 (incorporated herein by reference to Exhibit 10(b) to Form 8-K dated December 15, 1995 filed with the Securities and Exchange
         Commission pursuant to the Securities Exchange Act of 1934 (Commission
         File No. 0-23972)).

10(c)    Subordinated Promissory Note by SCI-ROEV East Haven Land Limited
         Partnership, dated December 15, 1995 (incorporated herein by reference to Exhibit 10(c) to Form 8-K dated December 15,1995 filed with the Securities and Exchange Commission pursuant to the Securities Exchange
         Act of 1934 (Commission File No. 0-23972)).

10(d) Limited Operating Guaranty between SCI Real Estate Development, Ltd., and Euro General East Haven, Inc., and the Company dated December 15,
         1995 (incorporated herein Exhibit 10(d) to Form 8-K dated December 15,
         1995 filed with the Securities and Exchange Commission pursuant to the securities Exchange Act of 1934 (Commission File No. 0-23972)).

10(e)    Amended and Restated Advisory Services Agreement, effective as of April
         6, 1999 (incorporated herein by reference to Exhibit 10(z) to Form 10-Q dated September 30, 1999 filed with the Securities and Exchange
         Commission pursuant to the Securities Exchange Act of 1934 (Commission
         File No. 0-23972)).

10(f) First Amendment to Amended and Restated Advisory Services Agreement between Related AMI Associates, Inc. and the Company dated November 29,
         2001 (incorporated by reference to Exhibit 10-6 to the Company's
         Registration Statement on Form S-2, file number 333-74288 as filed on November 30, 2001).

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)


                                                                                     Sequential
                                                                                        Page
                                                                                     ----------
10(g)    Settlement and Escrow Agreement between Related Mortgage Corporation,
         Columbiana Lakes Limited Partnership, the Company, et al. dated June 7,
         2001 (incorporated by reference to Exhibit 10-7 to the Company's
         Registration Statement on Form S-2, file number 333-74288 as filed on
         November 30, 2001).

23(b)    Consent of Deloitte & Touche LLP with respect to incorporation by reference of its report in the Company's Registration Statement on Form
         S-3 (filed herewith).                                                          49

23(c)    Consent of Deloitte & Touche LLP with respect to incorporation by reference of its report relating to the financial statements of ARCap
         Investors L.L.C. in the Company's Registration Statement on form S-3
         (filed herewith).                                                              50

99.      ADDITIONAL EXHIBITS

99(a)    The 2001 Financial Statements of ARCap Investors, L.L.C. which invests primarily in subordinated commercial mortgage-backed securities, as
         required by Regulation S-X, Rule 3-09 (filed herewith).                        51

99(b)    The 2000 Financial Statements of ARCap Investors, L.L.C. which invests primarily in subordinated commercial mortgage-backed securities, as
         required by Regulation S-X, Rule 3-09 (filed herewith).                        63

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: March 29, 2002                 By:  /s/ Stuart J. Boesky
                                          --------------------
                                          Stuart J. Boesky
                                          Trustee, Chairman of the Board,
                                          President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                           Title                          Date
--------------------     -------------------------------------    --------------


/s/ Stuart J. Boesky
--------------------     Trustee, Chairman of the Board,
Stuart J. Boesky         President and Chief Executive Officer    March 29, 2002


/s/ Peter T. Allen
-------------------
Peter T. Allen           Trustee                                  March 29, 2002


/s/ Arthur P. Fisch
-------------------
Arthur P. Fisch          Trustee                                  March 29, 2002


/s/ Michael I. Wirth
--------------------     Senior Vice President and
Michael I. Wirth         Chief Financial Officer                  March 29, 2002

                                                                   EXHIBIT 23(b)

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-42481 of American Mortgage Acceptance Company on Form S-3 of our report relating to the financial statements of American Mortgage Acceptance Company as of December 31, 2001 and 2000 and for each of the three years in the period ended December 31, 2001 dated March 25, 2002, appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2001.

/s/ DELOITTE & TOUCHE LLP

New York, New York
April 1, 2002

                                                                   Exhibit 23(c)




INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-42481 of American Mortgage Acceptance Company on Form S-3 of our report relating to the consolidated financial statements of ARCap Investors, L.L.C. as of December 31, 2001 and for the year then ended, dated January 31, 2002, and of our report relating to the consolidated financial statements of ARCap Investors, L.L.C. as of December 31, 2000 and for the year then ended, dated January 22, 2001, both appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2001.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
April 1, 2002

                                                                  Exhibit 99(a)

                          INDEPENDENT AUDITORS' REPORT


To the Members of
ARCap Investors, L.L.C.:


We have audited the accompanying consolidated balance sheet of ARCap Investors, L.L.C. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARCap Investors, L.L.C. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
Dallas, Texas

January 31, 2002

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                   DECEMBER 31, 2001
                                                                   -----------------
Investment securities - trading (Notes 3 and 5)                       $ 564,877,324
Borrowed investment securities and interest rate swap, net (Note 4)       1,763,811
Cash and cash equivalents                                                13,447,035
Restricted cash - CBO swap (Note 5)                                       4,252,731
Accrued interest receivable                                               5,832,691
Deferred borrowing costs, net (Note 5)                                    5,134,680
Other assets                                                                628,880
                                                                      -------------
Total                                                                 $ 595,937,152
                                                                      =============

                         LIABILITIES AND MEMBERS' EQUITY

Liabilities:
   Long-term debt (Note 5)                                            $ 236,000,000
   Repurchase agreements (Note 6)                                        86,102,000
   CBO swap liability (Note 5)                                            2,716,600
   Accrued interest payable                                               3,237,032
   Accrued expenses                                                         499,447
                                                                      -------------
Total liabilities                                                       328,555,079
                                                                      -------------
Commitments and contingencies

Minority Interests in consolidated entities                              43,398,548

Members' equity                                                         223,983,525
                                                                      -------------
Total                                                                 $ 595,937,152
                                                                      =============

See notes to consolidated financial statements.

                     ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME

                                                                DECEMBER 31, 2001
                                                                -----------------
Revenues:

   Interest income - CMBS                                            $ 51,730,450
   Accretion of purchase discount                                      10,172,033
   Other investment income                                                882,160
   Gain on sale of real estate                                            224,482
                                                                     ------------
Total revenues                                                         63,009,125
                                                                     ------------
Expenses:

   Loss on trading securities, net (Note 7)                            24,281,841
   Interest - long-term debt and repurchase agreements                 17,151,723
   Interest - borrowed investment securities and interest
      rate swap, net                                                    2,079,629
   Financing fee                                                        1,015,054
   General and administrative                                           3,616,430
   Salaries and employee benefits                                       3,286,376
                                                                     ------------
Total expenses                                                         51,431,053
                                                                     ------------
Income before minority interests                                       11,578,072

Minority interests                                                      1,781,987
                                                                     ------------
Net income                                                           $ 13,360,059
                                                                     ============

See notes to consolidated financial statements.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2001

                                   ----------------------------------------------------------------
                                                                      ACCUMULATED
                                                       SERIES A          OTHER
                                       COMMON          PREFERRED     COMPREHENSIVE
                                       MEMBERS          MEMBERS          INCOME           TOTAL
                                   ----------------------------------------------------------------

Balance, January 1, 2001           $  88,219,621    $  85,703,753    $   3,103,845    $ 177,027,219

Proceeds from issuance of
  membership units                            --       61,743,525               --       61,743,525

Costs to raise capital                   (71,856)      (1,620,153)              --       (1,692,009)

Distributions                        (10,873,542)     (12,462,367)              --      (23,335,909)

Repurchase of members'
  equity (Note 9)                        (15,515)              --               --          (15,515)

Net income                               897,692       12,462,367               --       13,360,059
Transfer of available for sale
  to trading securities (Note 3)              --               --       (3,103,845)      (3,103,845)
                                   -------------    -------------    -------------    -------------

Balance, December 31, 2001         $  78,156,400    $ 145,827,125    $           0    $ 223,983,525
                                   =============    =============    =============    =============

See notes to consolidated financial statements.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   DECEMBER 31, 2001
                                                                   -----------------
OPERATING ACTIVITIES:
  Net income                                                       $   13,360,059
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Loss on trading securities, net                                    24,281,841
    Accretion of purchase discount                                    (10,172,033)
    Gain on sale of real estate                                          (224,482)
    Amortization of deferred borrowing costs                              532,900
    Minority interest                                                  (1,781,987)
    Increase (decrease) in
    cash for changes in operating assets
     and liabilities:
      Restricted cash                                                  (3,569,211)
      Investment securities - trading, net                           (292,096,310)
      Securities purchased under agreement to resell and proceeds from borrowed
      security, net                                                    (5,028,069)
      Accrued interest receivable                                      (2,667,514)
      Other assets                                                     (5,944,087)
      Accrued expenses                                                    (47,259)
      Accrued interest payable                                             33,600
      Receivable for sold security                                     13,372,667
                                                                    -------------

  Net cash used in operating activities                              (269,949,885)
                                                                    -------------

INVESTING ACTIVITIES - Proceeds from sale of real estate and
  net cash provided by investing activities                               224,482
                                                                    -------------

FINANCING ACTIVITIES:
  Contributions from members                                           61,743,525
  Distributions to members                                            (23,335,909)
  Contributions from minority interest members                         45,355,985
  Distributions to minority interest members                               (2,721)
  Repurchase of members' equity                                           (15,515)
  Payment of issuance costs                                            (1,692,009)
  Payment of issuance costs by minority interest members                 (174,950)
  Proceeds from issuance of long-term debt                            236,000,000
  Payment of repurchase agreements                                    (37,381,443)
                                                                    -------------
Net cash provided by financing activities                             280,496,963
                                                                    -------------
NET INCREASE IN CASH AND CASH EQUIVALENTS                              10,771,560

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                            2,675,475
                                                                    -------------
CASH AND CASH EQUIVALENTS, END OF YEAR                             $   13,447,035
                                                                    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash payments for interest                                       $   16,816,163
                                                                    =============
SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
   AND FINANCING ACTIVITIES - Transfer of securities from
   available for sale to trading                                   $  76,092,175
                                                                    =============

See notes to consolidated financial statements.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2001

NOTE 1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

A) Organization - ARCap Investors, L.L.C. (the "Company") was incorporated in January 1999 and commenced its operations on March 17, 1999. The Company was organized to invest primarily in subordinated commercial mortgage-backed securities ("CMBS").

B) Principles of Consolidation - The consolidated financial statements include the accounts of:

    -  The Company;

    -  ARCap REIT, Inc., its majority-owned subsidiary;

    - ARCap Resecuritization Corporation ("ARCap Resecuritization"), a wholly owned subsidiary of ARCap REIT, Inc.;

    - Commercial Resecuritization Trust 2001 ABC-2 (the "Trust"), in which ARCap Resecuritization owns all of the residual interest; and

    - ARCap High Yield CMBS Fund, L.L.C. (the "Fund"), of which ARCap REIT, Inc. owned approximately 48% as of December 31, 2001. The Fund is the majority-owner of ARCap CMBS Fund REIT, Inc. (the "Fund REIT").

Minority interests primarily represent outside members' approximate 52% ownership in the Fund. The Company has consolidated this entity as it exercises control (through ARCap REIT, Inc.) over the operations of the Fund REIT (subject to provisions of the Fund Limited Liability Company Agreement). The Company records minority interest income (expense) that reflects the portion of the earnings (losses) of the operations which are applicable to the minority interest members.

Separate books of accounts are maintained for ARCap REIT, Inc.; ARCap Resecuritization; the Trust; the Fund; and the Fund REIT and are reflected in the accompanying consolidated financial statements of the Company. All material intercompany transactions and account balances have been eliminated in consolidation.

C) Investment Securities - The Company's investment security transactions are recorded on the trade date. CMBS are designated as trading assets since the Company is holding the securities for possible sales or other dispositions in the near term. Such securities are carried at their estimated fair value, with unrealized gains or losses included in earnings.

Interest income is recognized as earned and includes amortization of premiums and accretion of discounts, computed using the effective yield method over the expected life of the underlying assets.

D) Derivative Financial Instruments - Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company utilizes interest rate swap, cap and floor agreements as a means of hedging the potential financial statement impact of changes in the fair value of its portfolio of CMBS and variable rate long-term debt due to changes in interest rates. Risks in these contracts arise from the movements in interest rates and from the possible inability of counterparties to meet the terms of their contracts. The Company carries its derivative financial instruments at fair value with any unrealized gain or loss included in earnings.

E) Resale and Repurchase Agreements and Securities Lending Agreements -Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings, except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

F) Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three Months or less.

G) Restricted Cash - Restricted cash represents amounts required to be pledged under an interest rate swap agreement and amounts required to be pledged under the interest rate cap and floor agreements (see Notes 4 and 5).

H) Deferred Borrowing Costs - Deferred borrowing costs represent costs incurred in connection with the issuance of long-term debt. Such amounts are amortized using the effective interest method over the term of the related debt (see Note 5).

I) Financing Fee - The Company pays an annual rate of 0.50% of the face of its existing long-term debt to a financier to provide credit enhancement of such debt.

J) Income Taxes - The Company has elected to be taxed as a partnership, whereby all income is taxed at the member level.

K) Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. Actual results could differ from those estimates.

L) Fair Value of Financial Instruments - The estimated fair value amounts herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The Company's portfolio of CMBS and securities borrowed are carried at their estimated fair values. The Company's management believes that the fair values of its cash and cash equivalents, restricted cash and repurchase agreements approximate their carrying values due to the nature of the instruments or the fact that their terms approximate current market terms.

M) Change in Accounting Standard - Statement of Financial Accounting Standards ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, was adopted by the Company on January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in fair values is dependent upon the intended use of the derivatives and their resulting designations. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

N) New Accounting Standards - In September 2000, the Financial Accounting Standards Board ("FASB") issued SFAS No. 140, ("SFAS 140") Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS 140 replaces SFAS No. 125 ("SFAS 125") Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. It revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carries over most of SFAS 125's provisions without reconsideration. The statement is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company has made the required disclosures relating to securitization transactions and collateral for the year ended December 31, 2000. The Company adopted the remaining requirements of SFAS 140 on April 1, 2001, as required.

During 1999, the FASB issued Emerging Issues Task Force ("EITF") No. 99-20, Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets. Effective the second quarter of 2001, EITF No. 99-20 provides guidance on the recognition of interest income from, and measurement of retained beneficial interests. The implementation of EITF No. 99-20 did not have a material effect on the Company's consolidated financial statements.

O) Reclassifications - Certain reclassifications have been made to the prior-year amounts to conform to the current-year presentation.

NOTE 2.  MEMBERS' EQUITY

On August 4, 2000, the Company amended and restated its Limited Liability Company Agreement (the "LLC Agreement"). Capitalized terms in this footnote are defined in the LLC Agreement.

The LLC Agreement established two classes of membership: Series A Preferred members and Common members. The LLC Agreement calls for distributions of Cash Flows as follows:

- To the Series A Preferred members in an amount equal to the accrued and unpaid Preferred Distributions (12% per annum of the $25.00 price per Unit).

- To the Common members in an amount equal to (a) during the 18-month period that ends February 4, 2002, the amount determined by the Board of Managers, but no more than a cumulative return on the Common Units at the rate of 10% per annum, and (b) subsequent to such 18-month period, the amount determined by the Board of Managers, provided that if the amount distributable to the Common members shall exceed a cumulative annual return on the Common Units of 12% per annum, the Board of Managers shall notify the Series A Preferred members 30 days in advance of the record date for distribution of Cash Flow.

- To the extent that any remaining Cash Flow received during such tax period is not includable in the income of the Company, to members that have been allocated Net Profits in excess of amounts actually distributed to such members, in proportion to such amounts.

Net Profits of the Company are allocated as follows:

- To the Series A Preferred members to the extent of amounts distributed or distributable to them in such taxable year.

- To the Series A Preferred members to the extent Net Losses previously allocated to such members exceed undistributed Net Profits previously allocated to them.

- To the Common members to the extent of amounts distributed or distributable to them in such taxable year.

- To the Common members to the extent Net Losses previously allocated to such members exceed undistributed Net Profits previously allocated to them.

-  To the members in proportion to their Percentage Interests.

Net Losses of the Company are allocated as follows:

- To the members in an amount equal to undistributed Net Profits allocated to such member.

-  To the Common members pro rata to the extent of their Capital Accounts.

- To the Series A Preferred members pro rata to the extent of their Capital Accounts.

SERIES A PREFERRED UNITS

Series A Preferred Units are convertible into Common Units at the Conversion Price in effect on the Conversion Date. If the Series A Preferred Units have not been converted within five years of August 4, 2000, Series A Preferred Units may, at the holder's option, be converted to a note equal to $25.00 per Unit, plus accrued and unpaid Preferred Distributions.

Eighteen months after the First Closing Date (February 4, 2002), but no later than the fifth anniversary of the First Closing Date (August 4, 2005), the Company may redeem the Series A Preferred Units for $25.00 per unit, plus accrued and unpaid Preferred Distributions, plus a premium that will provide the Series A Preferred members with a total pretax internal rate of return of 17.50%.

In addition, upon either a change in control or sale or transfer of all or substantially all of the assets of the Company, Series A Preferred Units may, at the holder's option, be redeemed at $25.00 per unit, plus accrued and unpaid Preferred Distributions.

Subsequent to the Company's amendment and restatement of its LLC Agreement, the Company circulated an amended Private Placement Memorandum (the "PPM") for 5,739,741 units of Series A Preferred Membership Interests representing the balance of such interests available for subscription in the Company's offering. As of December 31, 2001, 5,739,741 units have been issued pursuant to the Company's offering for total capital contributions of $143,493,525.

At December 31, 2001, there were a total of 6,000,000 and 4,999,382 Series A Preferred Units and Common Units, respectively, issued and outstanding.

NOTE 3.  INVESTMENT SECURITIES

The Company's trading securities are carried at estimated fair value and comprise the following at December 31, 2001:

                             FACE               COST            FAIR VALUE         PERCENTAGE
                         -----------        ------------       ------------       ------------
Subordinated CMBS:
Security rating:
BB+                   $   70,399,711     $   54,261,102     $   55,566,874              9.84%
BB                        88,938,033         65,393,924         66,145,766             11.71
BB-                       99,764,931         67,278,474         67,543,265             11.96
B+                       172,749,308        102,104,976        100,908,791             17.86
B                        219,851,296        129,013,634        124,843,334             22.10
B-                       141,994,347         71,886,492         66,223,972             11.72
NR                       339,813,225         83,926,063         83,645,322             14.81
                      --------------     --------------     --------------      --------------

                      $1,133,510,851     $  573,864,665     $  564,877,324            100.00%
                      ==============     ==============     ==============      ==============

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for the Company's CMBS may lack liquidity and have limited market volume. Accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts that the Company could realize in a current market exchange.

The Company accretes purchase discounts using the effective yield method over the life of the CMBS. The accumulated accretion of purchase discounts at December 31, 2001, was approximately $13,491,000.

The yield to maturity on the Company's CMBS depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinated CMBS interest will bear this loss first. To the extent that there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination.

The gross cumulative unrealized gains and losses on the Company's trading investment securities at December 31, 2001, were approximately $6,900,000 and $29,378,000, respectively.

On January 1, 2001, the Company transferred all of its available for sale CMBS to the trading category. This resulted in the reclassification of the related $3,103,845 unrealized gain in accumulated other comprehensive income to loss on trading securities, net in the accompanying statement of income.

NOTE 4.  BORROWED INVESTMENT SECURITIES AND INTEREST RATE SWAP, NET

The Company's borrowed investment securities and interest rate swap are carried at estimated fair value and are comprised of the following at December 31, 2001:


       SECURITY            COUPON                    COST            FAIR        UNREALIZED
     DESCRIPTION            RATE        FACE         BASIS          VALUE        GAIN (LOSS)
------------------------   ------  -------------  -------------  ------------   -------------
U.S. Treasury (08-15-09)   6.000%  $  11,239,000  $  10,974,728  $ 11,981,828   $ (1,007,100)
U.S. Treasury (02-15-11)   5.000      17,818,000     17,523,195    17,765,103       (241,908)
U.S. Treasury (08-15-11)   5.000      97,378,000     98,609,087    97,119,363      1,489,724
                                   -------------  -------------  ------------   -------------
                                   $ 126,435,000  $ 127,107,010   126,866,294   $    240,716
                                   =============  =============                 =============
Reverse repurchase agreements                                     129,304,395
                                                                 ------------
Borrowed investment securities, net                                 2,438,101

Interest rate swap                                                   (674,290)
                                                                 -------------
Borrowed investment securities and interest rate swap, net       $  1,763,811
                                                                 =============

As of December 31, 2001, the Company had borrowed agency and U.S. Treasury securities with face amounts totaling $126,435,000. The fair value of these borrowed agency and U.S. Treasury securities at December 31, 2001, was $126,866,294. The U.S. Treasury securities were sold in the open market (i.e., a "short" security sale). The Company is obligated to return the securities in the future and is therefore exposed to price risk until it repurchases the securities for delivery to the lender. Short security sales are used by the Company to modify its interest rate risk. The Company must pay the security lender the interest earned by the underlying security. Short security sales are recorded at the estimated fair value of the borrowed securities, and any unrealized gains (losses) are included in earnings. The cumulative unrealized loss on the short securities at December 31, 2001, was $240,716, which is included in borrowed investment securities and interest rate swap, net, in the accompanying consolidated financial statements.

Proceeds from short security sales are used to purchase reverse repurchase agreements of the same security. The transactions are governed by one master repurchase agreement with rights of offset, and therefore, the values of the short security sales and reverse repurchase agreements have been offset and shown as one line item in the accompanying consolidated financial statements. It has been the Company's practice to settle these transactions on a net basis.

In April 2001, the Company entered into an interest rate swap agreement with Bear Stearns Capital Markets ("Bear Stearns") with a notional amount of $30,956,000, on which the Company pays a fixed rate of 6.015% and receives a variable rate based upon a six-month LIBOR for a term of 10 years ending April 27, 2011. In December 2001, the Company terminated $3,956,000 of the original notional amount, which resulted in a realized loss of approximately $82,000. The swap agreement with Bear Stearns has a notional amount of $27,000,000 at December 31, 2001. The swap agreement calls for interest to be paid semiannually in arrears. The Company carries the swap agreement at its estimated fair value, with all periodic changes in estimated fair value recognized in earnings. The Company was required under the swap agreement to pledge collateral valued at 1% of the notional amount of the swap to ensure its performance in the event that the swap declines in value. At December 31, 2001, the Company pledged CMBS valued at approximately $1,107,000. The fair value and cumulative unrealized loss on this interest rate swap agreement at December 31, 2001, was $674,290, which is included in borrowed investment securities and interest rate swap, net, in the accompanying consolidated financial statements.

In February 2001, the Company terminated an interest rate swap agreement with Bear Stearns with a notional amount of $31,321,000, on which the Company paid a fixed rate of 5.952% and received a variable rate based upon a six-month LIBOR for a term of 10 years ending April 9, 2009. The termination resulted in a realized loss of approximately $145,000.

NOTE 5.  LONG-TERM DEBT

On February 22, 2001, the Company entered into an agreement to sell its interests in 50 CMBS passthrough certificates (the "Pooled Certificates") to its subsidiary, the Trust.

The Trust resecuritized the Pooled Certificates and offered $98,500,000 Class A-1 Senior Notes with a fixed coupon rate of 7.17% ("Fixed Rate Notes") and $137,500,000 Class A-2 Senior Notes with a variable coupon rate based on one-month LIBOR plus 115 basis points ("Variable Rate Notes") (together, the "Notes"). The Notes are secured by the investment securities of the Company with a carrying value of approximately $349,855,000 at December 31, 2001. The Company capitalized $5,667,580 of deferred borrowing costs related to the issuance of the Notes. The deferred borrowing costs are being amortized, using the effective interest method, over the life of the debt, which is seven years (through February 22, 2008). The Company amortized $532,900 of deferred costs in year ended December 31, 2001.

In conjunction with the issuance of the Variable Rate Notes, the Company entered into an interest rate cap agreement and an interest rate floor agreement with Bear Stearns ("CBO Swap") to effectively fix the interest on its variable rate debt. The notional amount for the CBO Swap is $137,500,000. With the interest rate cap, the Company receives a variable rate based on one-month LIBOR plus 115 basis points if it is greater than 7.435%. With the interest rate floor, the Company pays a variable rate based on one month LIBOR plus 115 basis points if it is less than 7.435%. The agreements call for interest to be paid monthly. The Company carries the CBO Swap at its estimated fair value, with all periodic changes in estimated fair value recognized in earnings. The Company deposited $4,125,000 of cash to ensure its performance in the event that the CBO Swap declines in value. If the market value of the CBO Swap falls below defined thresholds, the Company may be required to deposit additional restricted cash. Amounts in excess of the minimum requirements may be withdrawn by the Company. Interest on the Notes is to be paid monthly. Interest expense on the Notes was approximately $14,550,000 for the year ended December 31, 2001, and the related accrued interest payable at December 31, 2001, was approximately $528,000. The LLC Agreement contains certain restrictive covenants regarding the amount of variable rate debt, total debt, and certain financial ratios. Management believes that the Company is in compliance with such covenants.

NOTE 6.  REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance a portion of its CMBS purchases. As of December 31, 2001, the Company had entered into repurchase obligations in the amount of $86,102,000. The weighted average maturity of the agreements as of December 31, 2001, was 32 days, and the weighted average interest rate was 3.90%. The repurchase agreements are collateralized by a portion of the Company's portfolio of CMBS investments with a fair value of approximately $206,700,000 at December 31, 2001. Interest expense on the repurchase agreements was approximately $2,599,000 for the year ended December 31, 2001, and the related accrued interest payable at December 31, 2001, was approximately $124,000.

NOTE 7.  LOSS ON TRADING SECURITIES, NET

The composition of the Company's gain (loss) on trading securities, net for the year ended December 31, 2001, follows:

    Realized gain - borrowed investment security                                        $   2,965,698
    Realized loss - borrowed investment security                                             (719,668)
    Realized loss - interest rate swap                                                       (227,240)
    Realized gain - CMBS sold                                                               1,683,516
    Realized loss - CMBS sold                                                              (1,238,190)
    Unrealized gain - borrowed investment security                                          1,124,884
    Unrealized loss - interest rate swap                                                     (674,290)
    Unrealized loss - CBO Swap                                                             (2,716,600)
    Unrealized loss - CMBS                                                                (27,583,796)
    Unrealized gain - CMBS, transferred from other comprehensive income                     3,103,845
                                                                                        $ (24,281,841)

NOTE 8.  OPERATING LEASES

The Company leases its office space and certain equipment under operating leases that expire between October 2002 and December 2005. The office lease provides for an annual basic rental of $180,504 during the initial lease term and contains an option to extend the term of the lease for one extension term of five years, with the basic rental being reset at the then market rate. Future minimum lease payments under these leases are as follows:

    Year ending December 31:

        2002                                                                            $     280,977
        2003                                                                                  270,568
        2004                                                                                  199,958
        2005                                                                                  166,602

Lease expense for the year ended December 31, 2001, was approximately
$273,000.

NOTE 9.  TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

At times, the Company purchases investment securities from members of the Company or their affiliates. These purchases and sales represent transactions that are in the normal course of business of the Company and the members. During the year ended

December 31, 2001, the Company purchased from such members CMBS with face values totaling approximately $457,200,000 for a purchase price of approximately $229,300,000 and sold CMBS to such members with face values totaling approximately $58,400,000 for proceeds of approximately $25,000,000.

The Company has loaned approximately $310,000 to key executives for funding of tax liabilities associated with units granted under an incentive compensation arrangement. As of December 31, 2001, there is approximately $214,000 outstanding, with approximately $77,000 satisfied through the transfer of 3,567 Common Units to the Company and approximately $19,000 repaid by the employees. During the year ended December 31, 2001, the Company purchased 5,343 common units from a key executive for approximately $116,000. The key executive had members' equity of $15,515 at the date of repurchase.

These loans are classified as other assets in the consolidated balance sheet. The loans bear interest at a rate of 7% per annum, and payments are due quarterly on the distribution date for the Common Units. Payments are due only to the extent that the quarterly distribution is sufficient to pay them. The loans become due upon termination of the executives' employment with the Company, and recourse is limited to the Common Units securing the loans.

NOTE 10.  EMPLOYEE BENEFITS

During 2001, the Company implemented a contributory defined contribution 401(k) plan that covers substantially all full-time employees. Under the plan, participants may contribute up to 15% of their total compensation. The Company matches up to 3% of each participant's total compensation. Matching contributions totaled $71,000 for year ended December 31, 2001.

Effective January 1, 2001, the Company adopted a deferred compensation plan for key employees. The Board of Managers approved the availability of approximately 690,000 phantom appreciation units and 296,000 phantom grant units for future awards to employees. In order to grant these awards, the Compensation Committee must recommend that they be granted, and the Compensation Committee's recommendation must be approved by the Board of Managers.

As of December 31, 2001, the Company granted approximately 279,000 and 105,000 of appreciation units and grant units, respectively. Prior to December 31, 2001, the Board of Managers approved the Compensation Committee's recommendations to grant additional appreciation units and grant units of approximately 269,000 and 88,000, respectively, effective January 1, 2002.

For the appreciation units, compensation is measured as the amount by which the cumulative per common unit distribution exceeds the value specified under the plan and is expensed over the performance of the related services. For the grant units, compensation is equal to the per common unit distributions times the number of vested grant units. Compensation is measured at the date of declared distribution. As of December 31, 2001, the Company has expensed approximately $57,000 relating to compensation expense for the grant units.

                                                                  EXHIBIT 99 (b)

INDEPENDENT AUDITORS' REPORT
To the Members of
 ARCap Investors, L.L.C.:


We have audited the accompanying consolidated balance sheet of ARCap Investors, L.L.C. and subsidiary (the "Company") as of December 31, 2000, and the related consolidated statements of income and comprehensive income, members' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company and subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
January 22, 2001

                             ARCap Investors, L.L.C.
                           CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000


Assets
Investment securities - trading                                 $214,000,516
Investment securuties - available-for-sale                       76,092,175
Cash and cash equivalents                                          2,675,475
Restricted cash                                                      683,520
Receivable for security sold                                      13,372,667
Accrued interest receivable                                        3,165,177
Other assets                                                         352,373
                                                                --------------
Total                                                           $310,341,903
                                                                ==============
Liabilities and Members' Equity
Liabilities:
  Accrued expenses                                              $    546,712
  Accrued interest payable                                         3,203,432
  Securities sold under agreement to repurchase-
   repurchase agreements                                         123,483,443
Borrowed investment security - liability, net                      6,078,876
                                                                --------------
   Total liabilities                                             133,312,463

Commitments and Contingencies (Note 7)

Minority interests                                                     2,221

Members' Equity                                                  177,027,219
                                                                --------------
Total                                                           $310,341,903
                                                                ==============

The accompanying notes are an integral part of these consolidated financial statements.

                             ARCap INVESTORS, L.L.C.
            CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME
                          YEAR ENDED DECEMBER 31, 2000


REVENUES:
  Interest and other investment income                             $26,873,191
  Loss on trading securities, net                                   (6,942,136)
                                                                   ------------
   Total revenues                                                   19,931,055

EXPENSES:
  General and administrative                                         2,232,077
  Interest                                                           5,044,681
  Management fee                                                       825,142
  Minority interest                                                      3,365
                                                                   ------------
   Total expenses                                                    8,105,265
                                                                   ------------
NET INCOME                                                          11,825,790

OTHER COMPREHENSIVE INCOME - Unrealized holding
  gain (loss) on investment securities - available-for-sale          4,400,901
                                                                   ------------
COMPREHENSIVE INCOME                                               $16,226,691
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                             ARCap INVESTORS, L.L.C.
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2000


                                                                                 ACCUMULATED
                                                                   SERIES A       OTHER COM-         TOTAL
                                     COMMON         PREFERRED     PREFERRED       PREHENSIVE        MEMBERS'
                                    MEMBERS          MEMBERS       MEMBERS          INCOME           EQUITY
BALANCE, JANUARY 1, 2000          $60,904,584   $  34,966,975    $        --    $ (1,297,056)     $ 94,574,503
  Proceeds from issuance of
   membership units                        --              --     81,750,000              --        81,750,000
  Costs to raise capital                   --              --     (4,173,592)             --        (4,173,592)
  Distributions                    (7,426,558)     (3,277,183)      (646,642)             --       (11,350,383)
  Net income                        6,721,605       2,334,498      2,769,687              --        11,825,790
  Other comprehensive
   income - unrealized gain
   on investment securities -
   available-for-sale                      --              --             --       4,400,901         4,400,901
  Contributions of REMICap
   (Note 2)
Recapitalization                   28,019,990     (34,024,290)     6,004,300              --                --
                                 -------------  -------------   ------------    -------------    -------------
BALANCE, DECEMBER 31, 2000        $88,219,621   $          --    $85,703,753     $ 3,103,845      $177,027,219
                                 =============  =============   ============    =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             ARCap INVESTORS, L.L.C.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                          YEAR ENDED DECEMBER 31, 2000

Operating activities:
  Net income                                                    $  11,825,790
  Adjustments to reconcile net income to net cash
   used in operating activities:
  Loss on trading securities                                        6,942,136
  Accretion of interest income                                     (3,332,291)
  Minority interest                                                     3,365
  (Increase) decrease in cash for changes in
   operating assets and liabilities:
  Restricted cash                                                     (57,100)
  Investment securities - trading                                (100,674,955)
  Securities purchased under agreement to resell and
   proceeds from borrowed security, net                            (5,664,448)
  Receivable for security sold                                    (13,372,667)
  Accrued interest receivable                                      (1,247,297)
  Other assets                                                        106,468
  Accrued expenses and interest payable                             3,264,334
                                                                --------------
   Net cash used in operating activities                         (102,206,665)
                                                                --------------
Investing activities - Purchase of investment securities-
available-for-sale                                                (11,985,869)
                                                                --------------
Financing activities:
  Contributions from members                                       81,750,000
  Distributions to members                                        (11,350,383)
  Payment of issuance costs                                        (4,173,592)
  Distributions to minority interest members                           (1,154)
  Proceeds from other borrowings and securities
   sold under agreement to repurchase, net                         46,194,085
                                                                --------------
   Net cash provided by financing activities                      112,418,956
                                                                --------------
Net decrease in cash and cash equivalents                          (1,773,578)

Cash and cash equivalents, beginning of year                        4,449,053
                                                                --------------
Cash and cash equivalents, end of year                          $   2,675,475
                                                                ==============
Supplemental disclosure of cash flow information -
Cash payments for interest                                      $   4,652,352
                                                                ==============

The accompanying notes are an integral part of these consolidated financial statements.

                             ARCap INVESTORS, L.L.C.
                    NOTES TO CONSOLIDATED FINANCIAL STATMENTS
                          YEAR ENDED DECEMBER 31, 2000


1.  ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

Organization - ARCap Investors, L.L.C. (the "Company") was incorporated in January 1999 and commenced its operations on March 17, 1999. The Company was organized to invest primarily in subordinated commercial mortgage-backed securities ("CMBS").

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and ARCap REIT, Inc., its majority-owned subsidiary. All material intercompany transactions and account balances have been eliminated in consolidation.

Investment Securities - The Company's investment security transactions are recorded on the trade date. CMBS that are designated as trading assets are securities that the Company is holding for possible sales or other dispositions in the near term. Such securities are carried at their estimated fair value, with unrealized gains or losses included in earnings.

The Company's CMBS that are designated as available-for-sale are securities that the Company considers for possible sales or other dispositions prior to the maturity of the bond and are generally of a nonrated class. Any unrealized gains and losses on securities available-for-sale are reported in other comprehensive income, a separate component of members' equity. Interest income is recognized as earned and includes amortization of premiums and accretion of discounts, computed using the effective yield method over the expected life of these mortgage assets.

Derivative Financial Instruments - Derivative financial instruments are utilized by the Company to reduce interest rate risk. Derivative financial instruments include interest rate swaps. The Company utilizes interest rate swap agreements as a means of hedging the potential financial statement impact of changes in the fair value of its portfolio of CMBS due to changes in interest rates. These contracts involve the agreement between two parties to make periodic payments to each other for an agreed-upon period of time based upon a notional amount of principal. Under this agreement, a fixed rate of interest on the notional amount is exchanged for a stream of payments similarly calculated but using a floating rate of interest. Risks in these contracts arise from the movements in interest rates and from the possible inability of counterparties to meet the terms of their contracts. The Company carries interest rate swaps at market value, and any unrealized gain (loss) is included in earnings.

Resale and Repurchase Agreements and Securities Lending Agreements -Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings, except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities of three months or less.

Restricted Cash - Restricted cash represents amounts required to be pledged under an interest rate swap agreement (see Note 3).

Income Taxes - The Company has elected to be taxed similar to a partnership, whereby all income is taxed at the member level.

Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues and expenses. Actual results may differ from those estimates.

Fair Value of Financial Instruments - The estimated fair value amounts herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts.

The Company's portfolio of CMBS and securities borrowed are carried at their estimated fair values. The Company's management believes that the fair values of its cash and cash equivalents, restricted cash and repurchase agreements approximate their carrying values due to the nature of the instruments or the fact that their terms approximate current market terms.

Change in Accounting Standard - Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, was adopted by the Company on January 1, 2001. This standard requires that all derivative financial instruments be recognized as either assets or liabilities on the balance sheet at their fair values and that accounting for the changes in fair values is dependent upon the intended use of the derivatives and their resulting designations. The adoption of this standard did not have a material effect on the Company's consolidated financial statements.

2.  MEMBERS' EQUITY

Prior to August 4, 2000, interests in the Company were available in units requiring commitments of $1 million. There was an aggregate of 100 units each of common and preferred interests available for subscription. Each member was required to subscribe for a minimum of five units. However, the Managing Member may have, at its sole discretion, permitted subscription for a lesser amount. Member contributions were made upon calls of the required capital commitments.

Prior to August 4, 2000, distributions of Taxable Cash Flows were made as follows:

-  To the preferred members in an amount equal to the accrued Annual Return.

-  To the common members in an amount equal to the accrued Annual Return.

- The remaining Taxable Cash Flows were distributed 20% to the preferred members and 80% to the common members.

Prior to August 4, 2000, distributions of Nontaxable Cash Flows were made as follows:

- To the preferred members until they had received an amount equal to their aggregate capital contributions plus the Excess Income previously allocated to them.

- To the common members until they had received an amount equal to their aggregate capital contributions plus the Excess Income previously allocated to them.

Prior to August 4, 2000, net income of the Company was allocated first to the members in the amount of Taxable Cash Flow distributed or distributable to them. Excess income was allocated 20% to the preferred members and 80% to the common members.

Reorganization - On August 4, 2000, the Company amended and restated its Limited Liability Company Agreement (the "LLC Agreement"). The LLC Agreement established two classes of membership: Series A Preferred members and Common members. Subscriptions for Series A Preferred Units shall be made for no less than 400,000 units ($10,000,000) unless the Board of Managers, in its sole discretion, permits subscription for some lesser number of units.

The LLC Agreement gave the existing members holding Preferred Units the option of converting their Preferred Units into either Series A Preferred Units at a conversion rate of $25.00 per Series A Preferred Unit or new Common Units at a conversion rate of $21.74 per new Common Unit. The existing members' Common Units were converted into new Common Units at a conversion rate of $21.74 per Common Unit.

The LLC Agreement calls for distributions of Cash Flows as follows:

- To the Series A Preferred members in an amount equal to the accrued and unpaid Preferred Distributions (12% per annum of the $25.00 price per Unit).

- To the Common members in an amount equal to (a) during the 18-month period following the First Closing Date, the amount determined by the Board of Managers, but no more than a cumulative return on the Common Units at the rate of 10% per annum, and (b) subsequent to such 18-month period, the amount determined by the Board of Managers, provided that if the amount distributable to the Common members shall exceed a cumulative annual return on the Common Units of 12% per annum, the Board of Managers shall notify the Series A Preferred members 30 days in advance of the record date for distribution of Cash Flow.

- To the extent that any remaining Cash Flow received during such tax period is not includable in the income of the Company, to members that have been allocated Net Profits in excess of amounts actually distributed to such members, in proportion to such amounts.

Net Profits of the Company are allocated as follows:

- To the Series A Preferred members to the extent of amounts distributed or distributable to them in such taxable year.

- To the Series A Preferred members to the extent Net Losses previously allocated to such members exceed undistributed Net Profits previously allocated to them.

- To the Common members to the extent of amounts distributed or distributable to them in such taxable year.

- To the Common members to the extent Net Losses previously allocated to such members exceed undistributed Net Profits previously allocated to them.

-  To the members in proportion to their Percentage Interests.

Net Losses of the Company are allocated as follows:

- To the members in an amount equal to undistributed Net Profits allocated to such member.

-  To the Common members pro rata to the extent of their Capital Accounts.

- To the Series A Preferred members pro rata to the extent of their Capital Accounts.

Contribution of REMICap, L.L.C. - The Company received select nonmonetary intangible assets, primarily employees, business processes and the Company's management agreement, from REMICap, L.L.C. ("REMICap"), an affiliate and sponsor of the Company, on August 4, 2000. In exchange for these nonmonetary assets, the Company issued 459,982 of Common Units, with an agreed-upon value of $21.74 per unit, to the members of REMICap. Since the Company did not receive any tangible assets, the $10,000,000 value of the Common Units granted to the members of REMICap has been recorded as the issuance of equity and a distribution to REMICap with no net impact in the members' equity section of the accompanying consolidated financial statements.

Series A Preferred Units - Series A Preferred Units are convertible into Common Units at the Conversion Price in effect on the Conversion Date. If the Series A Preferred Units have not been converted within five years of August 4, 2000, Series A Preferred Units may, at the holder's option, be converted to a note equal to $25.00 per Unit, plus accrued and unpaid Preferred Distributions.

Eighteen months after the First Closing Date (February 4, 2002), but no later than the fifth anniversary of the First Closing Date (August 4, 2005), the Company may redeem the Series A Preferred Units for $25.00 per Unit, plus accrued and unpaid Preferred Distributions, plus a premium that will provide the Series A Preferred members with a total pretax internal rate of return of 17.50%.

In addition, upon either a change in control or sale or transfer of all or substantially all of the assets of the Company, Series A Preferred Units may, at the holder's option, be redeemed at $25.00 per Unit, plus accrued and unpaid Preferred Distributions.

Subsequent to the Company's amendment and restatement of its LLC Agreement, the Company circulated an amended Private Placement Memorandum (the "PPM") for 5,739,741 Units of Series A Preferred Membership Interests representing the balance of such interests available for subscription in the Company's offering. As of December 31, 2000, 3,270,000 Units have been issued pursuant to the Company's offering for total capital contributions of $81,750,000.

At December 31, 2000, there were a total of 3,530,259 and 5,008,292 Series A Preferred Units and Common Units, respectively, issued and outstanding.

3.  INVESTMENT SECURITIES

The Company's trading securities are carried at estimated fair value and comprise the following at December 31, 2000:

                                         FAIR VALUE       PERCENTAGE
            Subordinated CMBS:
            Security rating:
            BB                         $  29,242,773          13.66%
            BB-                           33,079,593          15.46
            B+                            55,017,330          25.71
            B                             59,213,811          27.67
            B-                            37,101,774          17.34
            Interest rate swap               345,235           0.16
                                        ------------         ------
                                        $214,000,516         100.00%
                                        ============

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for the Company's CMBS may lack liquidity and have limited market volume. Accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts that the Company could realize in a current market exchange.

The yield to maturity on the Company's CMBS depends on, among other things, the rate and timing of principal payments, the pass-through rate and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages, resulting in reduced cash flows, the most subordinated CMBS interest will bear this loss first. To the extent that there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination.

The gross unrealized gain and loss on the Company's trading investment securities at December 31, 2000, were $3,456,361 and $1,297,657, respectively.

At December 31, 2000, the Company had one open interest rate swap agreement with Bear Stearns Capital Markets with a notional amount of $31,321,000, on which the Company pays a fixed rate of 5.952% and receives a variable rate based upon a six-month LIBOR for a term of 10 years ending April 9, 2009. The variable rate in effect as of December 31, 2000, was 6.76%. The swap agreement calls for interest to be paid semiannually in arrears. The Company carries the swap agreement at its estimated fair value, with all periodic changes in estimated fair value recognized in earnings. The Company was required under the swap agreement to pledge $626,420 of cash to ensure its performance in the event that the swap declines in value. If the market value of the swap decreases, the Company may be required to deposit additional restricted cash.

The Company's available-for-sale CMBS are carried at estimated fair value. As of December 31, 2000, the CMBS have an amortized cost of $72,988,330, gross unrealized gains of $5,046,518, gross unrealized losses of $1,942,673 and an estimated fair value of $76,092,175. The nonrated CMBS have maturity dates ranging from March 2009 to September 2029. The Company reports any unrealized gains and losses on these assets in accumulated other comprehensive income, a separate component of members' equity.

4.  BORROWED INVESTMENT SECURITIES, NET

At December 31, 2000, the Company had borrowed U.S. Treasury securities with face amounts totaling $203,135,000. The fair value of these borrowed U.S. Treasury securities at December 31, 2000, was $213,422,545. The U.S. Treasury securities were sold in the open market (i.e., a "short" security sale). The Company is obligated to return the securities in the future and is therefore exposed to price risk until it repurchases the securities for delivery to the lender. Short security sales are used by the Company to modify its interest rate risk. The Company must pay the security lender the interest earned by the underlying security. Short security sales are recorded at the estimated fair market value of the borrowed securities, and any unrealized gains (losses) are included in earnings. The unrealized loss on the short securities at December 31, 2000, was $12,236,377, which is included in loss on trading securities in the accompanying consolidated financial statements.

Proceeds from short security sales are used to purchase reverse repurchase agreements of the same security. The transactions are governed by one master repurchase agreement with rights of offset, and therefore, the values of the short security sales and reverse repurchase agreements have been offset and shown as one line item in the accompanying consolidated financial statements. It has been the Company's practice to settle these transactions on a net basis.

5.  REPURCHASE AGREEMENTS

The Company has entered into repurchase agreements to finance a portion of its CMBS purchases. As of December 31, 2000, the Company had entered into repurchase obligations in the amount of $123,483,443. The weighted average maturity of the agreements as of December 31, 2000, was 234 days, and the weighted average interest rate was 8.43%. The repurchase agreements are collateralized by a portion of the Company's rated portfolio of CMBS investments.

6.  OTHER BORROWINGS

On September 30, 1999, the Company entered into an agreement with American Mortgage Acceptance Company ("AMAC") regarding the sale of certain CMBS owned by the Company. The Company sold CMBS with a face value of $50,399,771 for $35,622,358 to AMAC (the "Bonds"). A portion of the sales price, $21,310,000, represented a liability that was assumed by AMAC. If at any time through September 30, 2001, the Company desired to resecuritize its CMBS, the Company could have notified AMAC of its intent to repurchase the Bonds. At such time, AMAC could have either:

(a) Resold the Bonds to the Company at a Determination Price as of the Pricing Date.


(b) Participated and included all of the Bonds in the resecuritization of the CMBS by the Company on the same terms and condi tions as the Company.


(c) Subscribed for Preferred Membership Interests of the Company in exchange for all, or a portion of, the Bonds at a Determina tion Price as of a Pricing Date.

Since AMAC was under obligation to return the Bonds to the Company upon request by the Company, the transaction was recorded as a secured borrowing in accordance with SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." At the time of sale, the security was transferred from investment securities - trading to investment securities - available-for-sale.

On October 27, 2000, the Company repurchased the Bonds from AMAC for $36,764,227. Simultaneous with this transaction, AMAC contributed $20,000,000 to the Company in exchange for 800,000 Units of Series A Preferred Membership Interests.

7.  OPERATING LEASES

In conjunction with the Company's receipt of select assets from REMICap (see
Note 2), the Company consented to the assumption of the leases, which were previously in the name of REMICap. The Company leases its office space and certain equipment under operating leases that expire between October 2002 and December 2005. The office lease provides for an annual basic rental of $180,504 during the initial lease term and contains an option to extend the term of the lease for one extension term of five years, with the basic rental being reset at the then market rate. Future minimum lease payments under these leases are as follows:

Year ending December 31:

                            2001         $190,692
                            2002          189,754
                            2003          185,065
                            2004          185,065
                            2005          166,602
                                         --------
                           Total         $917,178
                                         ========

Lease expense for the year ended December 31, 2000, was approximately $44,000.

8.  TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

Prior to August 4, 2000, the Company was managed by ARCap Management, L.L.C. ("ARCap Management") and had a management agreement (the "Management Agreement") with APOLLO ARCap, L.L.C. and REMICap (the "Managers") to provide the Company's day-to-day operations, subject to the direction and oversight of ARCap Management. The Managers were direct and indirect members of the Company. The Company paid the Managers an annual base management fee equal to 1% of the assets of the Company, as further defined in the Company's PPM dated January 1999. In addition, the Managers were to perform all due diligence required to make a prudent investment in CMBS. Fees for such due diligence were $1,650 per asset for desktop evaluations and $500 per asset for site visits in connection with the Company's investment in CMBS. During the year ended December 31, 2000, asset management fees totaling approximately $825,000 under the Management Agreement were incurred. Due diligence fees totaling approximately $333,000 under the Management Agreement were incurred and are recorded as general and administrative expenses in the accompanying consolidated financial statements. In conjunction with the Company's receipt of select assets from REMICap (see Note 2), the Management Agreement was effectively terminated on August 4, 2000.

At times, the Company purchases investment securities from members of the Company or their affiliates. These purchases and sales represent transactions that are in the normal course of business of the Company and the members. During the year ended December 31, 2000, the Company purchased CMBS with face values totaling $188,698,755 for a purchase price of $119,279,530 from such members.

The Company granted loans to key executives during the year ended December 31, 2000. The loans allow for the executives to borrow up to $293,000. As of December 31, 2000, approximately $197,000 had been lent to these executives. These amounts are classified as other assets in the consolidated balance sheet. The loans bear interest at a rate of 7% per annum, and payments are due quarterly on the distribution date for the Common Units. Payments are due only to the extent that the quarterly distribution is sufficient to pay them, and recourse is limited to the Common Units securing the loans. The loans become due upon termination of the executives' employment with the Company, and recourse is limited to the Common Units securing the loans.

9.  SUBSEQUENT EVENT (UNAUDITED)

On February 22, 2001, the Company entered into an agreement to sell its interests in 52 CMBS pass-through certificates (the "Pooled Certificates") from 10 different series issued from 10 different trusts. The Pooled Certificates have a maturity date of February 21, 2013 and have stated rates of interest between 6.73% and 7.17%. The Company received approximately $236,000,000 in proceeds in exchange for the Pooled Certificates; the proceeds were used to pay down the securities sold under agreements to repurchase.

Since the holders of the Pooled Certificates have a redemption right and as the transaction allows for the right of substitution, the transaction is recorded as a secured borrowing.