Form 10-Q
period 2002-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2002-05-15
CIK 878774

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-----  EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

                                       OR


       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                        13-6972380
--------------------------------                            -----------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


625 Madison Avenue, New York, New York                           10022
--------------------------------------                      -----------------
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

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                        MARCH 31,    DECEMBER 31,
                                                          2002           2001
                                                       -----------   ------------
                                                       (UNAUDITED)
ASSETS
Investments in mortgage loans                         $     22,044    $    17,799
Investments in GNMA certificates-
   available for sale                                       72,911         50,060
Investment in ARCap                                         20,233         20,246
Cash and cash equivalents                                      836          1,018
Notes receivable                                            18,727         11,373
Accrued interest receivable                                    849            570
Other assets                                                 9,922            916
                                                       -----------     ----------
Total assets                                          $    145,522    $   101,982
                                                       ===========     ==========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facilities payable                      $     54,860    $    43,610
   Accrued interest payable                                     50             22
   Accounts payable and accrued expenses                     1,366          1,348
   Due to Advisor and affiliates                               403            331
   Distributions payable                                     2,307          1,392
                                                       -----------     ----------
Total liabilities                                           58,986         46,703
                                                       -----------     ----------

Commitments and contingencies
Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
     12,500,000 shares authorized; 6,738,826
     issued and 6,363,630 outstanding and
     4,213,826 issued and 3,838,630 outstanding
     in 2002 and 2001, respectively                            674            421
   Treasury shares of beneficial interest;
     375,196 shares                                            (38)           (38)
   Additional paid-in capital                               99,555         68,841
   Distributions in excess of net income                   (14,673)       (14,505)
   Accumulated other comprehensive income                    1,018            560
                                                       -----------     ----------
Total shareholders' equity                                  86,536         55,279
                                                       -----------     ----------
Total liabilities and shareholders' equity            $    145,522    $   101,982
                                                       ===========     ==========


         See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
               (Dollars in the thousands except per share amounts)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
Revenues:
   Interest income:
     Mortgage loans                                    $       401   $       888
     GNMA certificates                                       1,084           116
     Notes receivable                                          487            45
     Temporary investments                                      11            17
   Equity in earnings of ARCap                                 592           592
   Other income                                                 60             6
                                                       -----------   -----------

     Total revenues                                          2,635         1,664
                                                       -----------   -----------

Expenses:
   Interest                                                    272           275
   General and administrative                                  120           120
   Fees to advisor                                             357           118
   FNMA loan program                                           355             -
   Amortization                                                  6            20
                                                       -----------   -----------

     Total expenses                                          1,110           533
                                                       -----------   -----------

   Net gain on repayments of GNMA certificates
     and mortgage loans                                        614             -
                                                       -----------   -----------

   Net income                                          $     2,139   $     1,131
                                                       ===========   ===========

   Net income per share (basic and diluted)            $       .43   $       .29
                                                       ===========   ===========
   Weighted average shares outstanding
     (basic and diluted)                                 4,960,852     3,838,630
                                                       ===========   ===========


         See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                           TREASURY SHARES OF
                                       SHARES OF BENEFICIAL INTEREST      BENEFICIAL INTEREST      ADDITIONAL    DISTRIBUTIONS
                                       -----------------------------    -----------------------      PAID-IN       IN EXCESS
                                          SHARES           AMOUNT         SHARES       AMOUNT        CAPITAL     OF NET INCOME
                                       ------------     ------------    ----------   ----------    ----------    -------------
Balance at January 1, 2002              4,213,826       $      421      (375,196)      $   (38)    $   68,841      $(14,505)

Comprehensive income:
Net income                                     --               --            --            --             --         2,139
Other comprehensive income:
  Unrealized holding gain arising
   during the period
Less: reclassification adjustment
   for gain included in net income

Total other comprehensive gain

Comprehensive income

Common share issue                      2,525,000              253                                     30,714
Distributions                                  --               --            --            --             --        (2,307)
                                        ---------        ---------      --------        ------      ---------       -------


Balance at March 31, 2002               6,738,826       $      674      (375,196)      $   (38)    $   99,555      $(14,673)
                                        =========        =========      ========        ======      =========       =======


                                                        ACCUMULATED
                                                           OTHER
                                       COMPREHENSIVE   COMPREHENSIVE
                                          INCOME           INCOME          TOTAL
                                       -------------   --------------   ----------
Balance at January 1, 2002                                 $  560          $55,279

Comprehensive income:
Net income                               $   2,139             --            2,139
Other comprehensive income:
  Unrealized holding gain arising
   during the period                         1,072
Less: reclassification adjustment
   for gain included in net income            (614)
                                         ---------
Total other comprehensive gain                 458            458              458
                                         ---------
Comprehensive income                    $    2,597
                                         =========
Common share issue                                                          30,967
Distributions                                                  --           (2,307)
                                                            -----          -------


Balance at March 31, 2002                                  $1,018         $ 86,536
                                                            =====          =======

See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2002         2001
                                                       -----------   -----------
Cash flows from operating activities:
   Net income                                          $     2,139   $     1,131
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net gain on repayments of GNMA
       Certificates and mortgage loans                        (614)            -
     Equity in earnings of ARCap, in excess of
       (less than) distributions received                       13          (191)
     Amortization - deferred financing costs                     6            20
     Amortization expense-loan premium and
       origination costs                                       (20)            1
     Accretion of GNMA discount                                 (5)           (6)
   Changes in operating assets and liabilities:
   Accrued interest receivable                                (280)          222
   Other assets                                                 41            10
   Due to Advisor and affiliates                                72          (715)
   Accounts payable and accrued expenses                        (9)           38
   Accrued interest payable                                     29            (2)
                                                       -----------   -----------

   Net cash provided by operating activities                 1,372           508
                                                       -----------   -----------

Cash flows from investing activities:
   Increase in investment in mortgage loans                 (4,209)       (8,796)
   Periodic principal payments of mortgage loans                11            54
   Funding of notes receivable                              (7,354)            -
   Principal repayments of GNMA Certificates                   109            73
   Increase in investment in GNMA Certificates             (31,438)            -
   Decrease (increase) in other assets                         502           (63)
                                                       -----------   -----------

Net cash used in investing activities                      (42,379)       (8,732)
                                                       -----------   -----------


                                   continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                       -------------------------
                                                           2002          2001
                                                       -----------   -----------
Cash flows from financing activities:
   Proceeds from repurchase facilities payable              11,250         8,872
   Distribution paid to shareholders                        (2,307)       (1,392)
   Increase in deferred loan costs                               -           (49)
   Increase from distribution payable                          915             -
   Issuance of common shares                                30,967             -
                                                       -----------   -----------

Net cash provided by financing activities                   40,825         7,431
                                                       -----------   -----------

Net decrease in cash and cash equivalents                     (182)         (793)
Cash and cash equivalents at the beginning
   of the period                                             1,018         1,632
                                                       -----------   -----------
Cash and cash equivalents at the end of the
   period                                              $       836   $       839
                                                       ===========   ===========
Supplemental information:
Interest paid                                          $       243   $       278
                                                       ===========   ===========

Non-cash items related to sale of GNMA certificate:

Decrease in investment in GNMA certificate -
available for sale                                     $    (9,555)

Increase in Other Assets                                     9,555
                                                       -----------

                                                       $         0
                                                       -----------



Consolidation of former unconsolidated
  subsidiary:
Increase in investment in mortgage loans                             $ 8,374,205
Decrease in notes receivable                                          (7,264,092)
Decrease in investment in unconsolidated
  subsidiary                                                          (1,110,113)
                                                                     -----------
                                                                      $        0
                                                                     -----------





          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

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

In February 2002, the Company sold to the public 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, has been used to make additional investments.

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

The Company is governed by a board of trustees comprised of three independent trustees and two trustees who are affiliated with Related Capital Company ("Related"). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs. The Advisor has subcontracted with Related to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, because Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries which it controls: AMAC Repo Seller and AMAC/FM Corporation. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and its cash flows for the three months ended March 31, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2001.

The preparation of the consolidated financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

In June of 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (effective January 1, 2003). SFAS No. 143 requires the recording of the fair value of a liability for an asset retirement obligation in the period in which it is incurred. Management does not believe the implementation of SFAS No. 143 will have a material impact on the Company's financial statements.

In August 2001, the Financial Accounting Standards Board issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of SFAS No. 144 did not have a material impact on the Company's financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans
Information relating to investments in mortgage loans as of March 31, 2002 is as follows


                                                                                                                  PERIODIC PAYMENT
PROPERTY                                  DESCRIPTION   FINAL MATURITY DATE   CALL DATE (A)   INTEREST RATE (B)         TERMS
--------                                  -----------   -------------------   -------------   -----------------   ----------------
FIRST MORTGAGE LOANS (E):
  Stabilized Properties
    Stony Brook II
      East Haven, CT                       125 Units            6/37              12/06             7.625%               (F)
    Sunset Gardens
      Eagle Pass, TX                       60 Units             9/03                TBD             11.50%               (H)
    Northbrooke
      Harris County, TX                    240 Units            8/43                TBD              7.45%               (H)

Subtotal First Mortgage Loans

MEZZANINE LOANS (G):
  Stabilized Properties
    Stony Brook II
       East Haven, CT                      125 Units            6/37              12/06             15.33%               (H)
    Plaza at San Jacinto
          Houston, TX    (I)               132 Units            1/43               6/11             11.00%               (H)

Subtotal Stabilized Mezzanine Loans

  Properties in Construction
    The Hollows
        Greenville, NC                     184 Units            1/42                TBD             10.00%               (H)
    Elmhurst Village
          Oveido, FL                       313 Units            1/42                TBD             10.00%               (H)
    The Reserve at Autmn Creek
         Friendswood, TX                   212 Units            1/42                TBD             10.00%               (H)
    Club at Brazos (I)
        Rosenberg, TX                      200 Units            5/43                TBD             10.00%               (H)
    Northbrooke
      Harris County, TX                    240 Units            8/43                TBD             11.50%               (H)

Subtotal Construction Mezzanine Loans

Subtotal Mezzanine Loans

Total Mortgage Loans



                                                                OUTSTANDING                       INTEREST INCOME
                                                              FACE AMOUNT OF   CARRYING AMOUNT   EARNED APPLICABLE
PROPERTY                                    PRIOR LIENS        MORTGAGES (C)   OF MORTGAGES (D)    TO THE PERIOD
--------                                  --------------      --------------   ----------------  -----------------
FIRST MORTGAGE LOANS (E):
  Stabilized Properties
    Stony Brook II
      East Haven, CT                       --                  $  8,320,374      $  8,320,374      $     158,678
    Sunset Gardens
      Eagle Pass, TX                       --                       431,358           402,885              4,007
    Northbrooke
      Harris County, TX                    --                     2,308,114         2,308,114              1,911
                                                              ----------------------------------------------------
Subtotal First Mortgage Loans                                    11,059,846        11,031,373            164,596
                                                              ----------------------------------------------------
MEZZANINE LOANS (G):
  Stabilized Properties
    Stony Brook II
       East Haven, CT                      8,320,374                763,909           669,438             22,637
    Plaza at San Jacinto
          Houston, TX    (I)               6,638,300              1,250,000         1,220,588             35,959
                                                              ----------------------------------------------------
Subtotal Stabilized Mezzanine Loans                               2,013,909         1,890,026             58,596
                                                              ----------------------------------------------------
  Properties in Construction
    The Hollows
        Greenville, NC                     8,481,092              1,549,200         1,385,434              4,303
    Elmhurst Village
          Oveido, FL                      20,844,888 (J)          2,874,000         2,430,967             75,270
    The Reserve at Autmn Creek
         Friendswood, TX                  15,538,670 (J)          1,987,000         1,923,265             46,878
    Club at Brazos (I)
        Rosenberg, TX                     14,363,800              1,962,000         1,883,299             49,510
    Northbrooke
      Harris County, TX                    2,308,114              1,500,000         1,500,000              1,917
                                                              ----------------------------------------------------
Subtotal Construction Mezzanine Loans                             9,872,200         9,122,965            177,878
                                                              ----------------------------------------------------
Subtotal Mezzanine Loans                                         11,886,109        11,012,991            236,474
                                                              ----------------------------------------------------
Total Mortgage Loans                                            $22,945,955       $22,044,364           $401,070
                                                              ====================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


(A) Loans are subject to mandatory prepayment at the option of the Company 10 years after construction completion, with one year's notice.

(B) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan (prior liens). The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service (generally 50%) and participation in sale or refinancing proceeds (generally 25%) and certain provisions that cap the Company's total yield, including additional interest and participations, over the term of the loan.

(C) No principal amounts of mortgage loans are subject to delinquent interest as of March 31, 2002.

(D) Carrying amounts of the mezzanine loans include unamortized origination costs and fees.

(E) Interest and principal payments on first mortgage loans are insured by the U.S. Department of Housing and Urban Development.

(F) Requires monthly payments of principal and interest based on a 40 year amortization period. Loans are subject to 5-year lockouts against prepayments, as well as a prepayment penalty structure during the second 5-year term of the loans.

(G) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first thirty six months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(H)  Interest only payments are due monthly, with loan balance due at maturity.

(I) The funding of this mezzanine loan is based on property level operational achievements. The Company does not hold the first mortgage loan relating to this mezzanine loan.

(J) The first mortgage loans related to those properties were converted into GNMA Certificates and are held by the Company.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


Note 3 - Investments in GNMA Certificates-Available for Sale
Information relating to investments in GNMA certificates as of March 31, 2002 is as follows:

                                                                                                 AMORTIZED    UNREALIZED
                                              DATE PURCHASED/                  PRINCIPAL AT       COST AT     GAIN (LOSS)
                                 CERTIFICATE   FINAL PAYMENT      STATED           MARCH           MARCH         MARCH
NAME                               NUMBER      PAYMENT DATE    INTEREST RATE      31, 2002       31, 2002      31, 2002
----                             -----------  ---------------  -------------   -------------     ---------    -----------
Western Mortgage (1)               0355540       7/27/94           7.125%        $2,482,150     $2,477,747       $63,360
                                                 3/15/29

Copper Commons (1)                 0382486       7/28/94           8.500%         2,102,820      2,171,642       (28,501)
                                                 8/15/29

SunCoast Capital Group, Ltd. (1)   G22412        6/23/97           7.000%           794,702        795,037        15,186
                                                 4/20/27

Hollows Apts.                      511908        5/29/01           7.620%                --             --            --
                                                 7/15/02

Elmhurst Village (1)               549390        6/28/01           7.745%        20,844,888     20,844,888       580,356
                                                 4/15/04

Reserve at Autumn Creek (1)        448747        6/28/01           7.745%        15,538,670     15,538,670       387,780
                                                 7/15/02

Casitas at Montecito               519289        3/11/02           7.300%         5,520,636      5,520,636            --
                                                    --

Village at Marshfield              519280        3/11/02           7.475%        21,045,303     21,045,303            --
                                                    --

Cantera Crossing                   532662        3/28/02           6.500%         3,016,521      3,016,521            --
                                                 10/15/04

Fillmore Park                      536739        3/28/02           6.700%           482,058        482,058            --
                                                 10/15/03

                                                                 ----------------------------------------------------------

Total                                                                           $71,827,748    $71,892,502     $1,018,181

                                                                 ==========================================================


                                 AT BALANCE AT    INTEREST INCOME
                                     MARCH       EARNED APPLICABLE
NAME                               31, 2002        TO THE PERIOD
----                             -------------   -----------------
Western Mortgage (1)               $2,541,107          $48,697


Copper Commons (1)                  2,143,141           44,877


SunCoast Capital Group, Ltd. (1)      810,223           14,401


Hollows Apts.                              --          170,373


Elmhurst Village (1)               21,425,244          403,333


Reserve at Autumn Creek (1)        15,926,450          287,179


Casitas at Montecito                5,520,636           23,111


Village at Marshfield              21,045,303           90,756


Cantera Crossing                    3,016,521            1,454


Fillmore Park                         482,058              297


                                 ---------------------------------

Total                             $72,910,683       $1,084,478

                                 =================================

(1) These GNMA Certificates are pledged as collateral for borrowings under the repurchase facility.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at March 31, 2002 and December 31, 2001 were as follows:

                                                       MARCH 31,         DECEMBER 31,
                                                         2002                2001
                                                     ------------      ----------------
Amortized cost                                        $71,892,502         $49,499,268
Unrealized gain                                         1,018,181             560,387
                                                       ----------          ----------
Fair Value                                            $72,910,683         $50,059,655
                                                       ==========          ==========

For the three months ended March 31, 2002, there were gross unrealized gains and losses of $1,046,682 and $28,501, respectively. For the year ended December 31, 2001, there were gross unrealized gains and losses of $579,252 and $18,865, respectively.

On March 28, 2002, the Company sold the Hollows GNMA Certificate for approximately $9.6 million. The carrying value at the date of the sale was approximately $9.0 million, resulting in a gain of approximately $614,000. The Company recorded the sale on the trade date of March 28, 2002. The settlement date was in April 2002.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 4 - Notes Receivable

The Company's notes receivable are collateralized by equity interest in the owner of the related property and consists of the following as of March 31, 2002:

                                                                                          REMAINING
                                          NUMBER OF                      OUTSTANDING      COMMITTED
                                          APARTMENT      CARRYING         PRINCIPAL       BALANCE TO     INTEREST
PROPERTY                 LOCATION           UNITS         AMOUNT           BALANCE           FUND          RATE           MATURITY
------------------------------------------------------------------------------------------------------------------------------------
Alexandrine         Detroit, MI              30            $ 376,271      $ 378,000(1)     $       --     12.50%        August 2002

Coronado
   Terrace          San Diego, CA            312             559,250        581,360(1)      1,418,640     11.00%      December 2002

Miami Sunset
   Bay              Miami, FL                308           1,450,000      1,450,000(1)             --     12.50%           May 2002

Plaza Manor         National City, CA        372           1,491,606      1,499,010               990     11.00%     September 2002

Rancho
   Verde            San Jose, CA             700           3,717,992      3,725,821           774,179     11.00%        August 2002

Vista Terrace
   Hills            San Ysidro, CA           262           1,900,000      1,900,000                --     11.00%         March 2002

Concorde at
   Palm             Houston, TX              360           3,816,077      3,850,000                --     12.00%      December 2003

Parwood             Long Beach, CA           528           1,957,907      2,000,000(1)      2,600,000     11.00%        January 2004

Concord at
   Little York      Houston, TX              276           3,458,298      3,500,000                --     12.00%       February 2004
                                        ------------- --------------- ------------------ -------------

      Total                                 3,148        $18,727,401    $18,884,191        $4,793,809
                                        ============= =============== ================== =============


(1) Funded on an as needed basis.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


NOTE 5 - Repurchase Facilities

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

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and other qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of March 31, 2002 and December 31, 2001, the amounts outstanding under this facility were $54,860,000 and $43,610,000 and interest rates were 2.37% and 2.58%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at March 31, 2002, had 30 day settlement terms.

NOTE 6 - Related Party Transactions

The costs incurred to related parties for the three months ended March 31, 2002 and 2001 were as follows, all of which are paid to the Advisor:

                                                                THREE MONTHS ENDED
                                                                    MARCH 31,
                                                             ------------------------
                                                                2002        2001
                                                             ------------------------
Expense reimbursement                                         $ 174,584  $   61,000
Asset management fees                                           182,375      57,047
                                                               --------   ---------

                                                              $ 356,959   $ 118,047
                                                               ========    ========

In December 2001, Charter Mac Corporation ("CM Corp") purchased 80% of PW Funding Inc. ("PWF"). CM Corp is a wholly-owned subsidiary of Charter Municipal Mortgage Acceptance Company ("Charter Mac"), who is managed by an affiliate of Related.

The Company has also begun to use PWF as its servicing agent for mortgages. Typically the servicing agent retains a small percentage of the interest paid in mortgage loans as their fee for servicing the loan.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


Note 7 - Earnings Per Share

Basic net income per share in the amount $.43 and $.29 for the three months ended March 31, 2002 and 2001, respectively, equals net income for the periods ($2,139,024 and $1,131,148, respectively), divided by the weighted average number of shares outstanding which was 4,960,852 and 3,838,630, respectively.

Because the Company had no dilutive securities outstanding during the three months ended March 31, 2002 or 2001, diluted net income per share is the same as basic net income per share.


Note 8 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, an unaffiliated third party, which will underwrite and service the loans for Fannie Mae. The Company will guaranty a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and will receive guaranty, loan origination and other fees. The Company also guaranteed construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of March 31, 2002, the Company had originated loans totaling approximately $2.2 million under the Fannie Mae program and has made forward commitments for an additional approximate $6.8 million. The Company's maximum guaranty at March 31, 2002 is $9.0 million. The Company has not acquired an interest in any of the loans the Company originated on Fannie Mae's behalf.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the Company's projected financing value and profitability. As a result, the Company has decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $355,000 and is included in FNMA loan program expenses in the Consolidated Statement of Income.

Note 9 - Investment in Unconsolidated Subsidiary and Note Receivable

Through a consolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the Company's obligations under this program is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

AMAC/FM was capitalized by a contribution by the Company to AMAC/FM of the mortgage loan secured by Stony Brook Village II Apartments with a principal amount of $8,404,092. This contribution was recorded by AMAC/FM as a $7,264,092 loan from the Company via a subordinated promissory note, with a stated interest rate of 7.75% and a $1,140,000 capital contribution through the issuance of AMAC/FM non-voting common stock. During 2000, the Com-

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2002
                                   (Unaudited)


pany accounted for its $1,140,000 investment in AMAC/FM under the equity method of accounting, because all of AMAC/FM's voting common shares were held by the Advisor and, therefore, the Company did not control AMAC/FM.

During January 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly-owned, consolidated subsidiary of the Company. This change was implemented as a result of the REIT Modernization Act of 1999, which allows REITs to directly own taxable REIT subsidiaries, beginning after the year 2000.


Note 10 - Shareholders' Equity

On February 25, 2002, the Company completed issuance of 2,525,000 common shares, raising net proceeds of approximately $31 million. The common shares were offered through Friedman, Billings, Ramsy and RBC Capital Markets. The proceeds were used to invest in GNMA Certificates.

Note 11 - Other Assets

The large increase in other assets represents funds due to the Company related to the sale of the Hollows GNMA certificate. The trade date for the transaction was March 28, 2002, while the settlement date was in April 2002.

Note 12 - Subsequent Events

In May 2002, a distribution of $2,306,815, ($0.3625 per share) which was declared in March 2002, was paid to shareholders for the quarter ended March 31, 2002.

On May 8, 2002, the Company closed a bridge loan secured by a 360 unit apartment complex located in Houston, Texas called the Concord at Gulfgate in the amount of $3,500,000. The loan has a term of 24 months, with two 90-day extensions exercisable at the borrower's election for a fee of 0.25% of the then outstanding balance. The loan carries an interest rate of 12%.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

LIQUIDITY AND CAPITAL RESOURCES

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of March 31, 2002, there were 6,363,630 shares outstanding.

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

As of March 31, 2002, the Company's mortgage investments consisted of three mortgage loans and seven mezzanine loans originated by or on behalf of the Company, nine GNMA mortgage-backed securities and pass-through certificates, nine bridge loans and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

In February of 2002, the Company completed a common stock offering of 2,525,000 shares at $13.50 per share, raising net proceeds of approximately $31 million. These proceeds were used to invest in GNMA Certificates. The Company anticipates using these GNMA Certificates as collateral for future financing.

During the three months ended March 31, 2002, cash and cash equivalents decreased approximately $182,000 primarily due to proceeds from the common stock offering, $30,967,000, proceeds from repurchase facilities payable, $11,250,000 and cash provided by operating activities, $1,372,000, offset by investments in mortgage loans, $4,209,000, investments in GNMA Certificates, $31,438,000, increase in notes receivable, $7,354,000 and distributions to shareholders, $2,307,000.

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Certain of the Company's GNMAs are collateralized by mortgage loans on multifamily properties. The effect of prepayment on yield is greater the earlier a prepayment of principal is received.

The yield on the mortgage loans will depend, in part, on when, and if, the Company disposes of the mortgage loans prior to maturity or the obligor fully repays the outstanding debt. The mortgage loans have fixed interest rates insured by HUD, resulting in a minimal amount of interest rate risk. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Due to the uncertainty of future economic and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effects of future events upon the yield to maturity or the market value of the mortgage loans upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the current mortgage loan rates.

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

The yield on the bridge loans will depend, in part, on when, and if, the Company disposes of the loans prior to maturity or the obligor repays the outstanding debt. These loans are typically of shorter tem, about 12 months, and higher risk. However, the Company's bridge loans are collateralized by the equity interests of the property owner. The shorter term somewhat reduces the Company's interest rate risk.

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

The Company finances the acquisition of the its assets primarily through borrowing at short-term rates using demand repurchase agreements. Under the Company's declaration of trust, the Company may incur permanent indebtedness of up to 50% of total market value calculated out the time the debt is incurred. Permanent indebtedness and working capital indebtedness may not exceed 100% of the Company's total market value. In February of 2002, the Company sold 2.5 million common shares at price of $13.50 per share, raising net proceeds of approximately $31 million. The Company expects to raise additional funds for investment through further common offerings in 2002, although the timing and amount of such offerings cannot be determined at this time.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of March 31, 2002 and December 31, 2001, the amount outstanding under this facility was $54,860,000 and $43,610,000 and interest rates were 2.37% and 2.58%, respectively. All borrowings under this facility have 30-day settlement terms, but management believes that the Company can continue to renew its borrowings when due.

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

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, an unaffiliated third party, which will underwrite and service the loans for Fannie

Mae. The Company will guaranty a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and will receive guaranty, loan origination and other fees. The Company also guaranteed construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of March 31, 2002, the Company had originated loans totaling approximately $2.2 million under the Fannie Mae program and has made forward commitments for an additional approximate $6.8 million. The Company's maximum guaranty at March 31, 2002 is $9.0 million.

Since the Company entered into the Fannie Mae loan program, the level of loan origination competition has increased, reducing the projected financing volume and profitability. As a result, the Company has decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party.

In May 2002, a distribution of $2,306,815 ($0.3625 per share), which was declared in March 2002, was paid to the shareholders for the quarter ended March 31, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

RESULTS OF OPERATIONS

The net income for the three months ended March 31, 2002 and 2001 was $2,139,024 and $1,131,148, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the three months ended March 31, 2002 and 2001.

Interest income from mortgage loans decreased approximately $487,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to the conversion of Hollows, Elmhurst Village and Autumn Creek mortgages to GNMA Certificates and the sale of the Columbiana mortgage during 2001.

Interest income from GNMA certificates increased approximately $969,000 for the three months ended March 31, 2002, primarily due to the conversion of three mortgage loans to GNMA certificates in 2001 and the purchase of an additional four GNMA Certificates in 2002.

Interest income from notes receivable increased approximately $442,000 for the three months ended March 31, 2002 as compared to 2001 due to the addition of seven notes receivable during 2001 and 2002.

Other income increased in the amount of $54,000 for the three months ended March 31, 2002 as compared to 2001 due to the guaranty fees earned on loans in the Fannie Mae program.

During the three months ended March 31, 2002, the Company recognized approximately $355,000 in FNMA loan program expenses associated with the write-off of the unamortized deferred costs related to the Fannie Mae loan program.

Fees to advisor expenses increased approximately $239,000 for the three months ended March 31, 2002 as compared to 2001 primarily due to an increase in asset management fees payable to the Advisor due an increase in the assets under and an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company.

Amortization decreased approximately $15,000 for the three months ended March 31, 2002 due to the deferred costs relating to the Nomura repurchase facility being fully amortized during 2001.

A gain on the repayment of GNMAs and mortgage loans in the amount of approximately $614,000 was recorded for the three months ended March 31, 2002, relating to the repayment of the Hollows GNMA on March 25, 2002.


DISTRIBUTIONS

Of the total distributions of $2,306,815 and $1,391,503 for the three months ended March 31, 2002 and 2001, respectively, $167,792 ($.03 per share or 7.27%) and $260,356 ($.07 per share or 19%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 2002, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,664,471. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $54,860,000 million of borrowings outstanding under these facilities at March 31, 2002, a 1% change in LIBOR would impact the Company's net income by approximately $548,600.

Cash flows and income from the Company's other financial instruments, consisting primarily of mortgage loans, a preferred equity interest, GNMA certificates, and cash and cash equivalents, would not be significantly affected by changes in interest rates, because most of these instruments bear interest at fixed rates, and are not subject to financing or hedged. Cash and cash equivalents and the mortgage loans are carried at amortized cost, and so their carrying values are not impacted by changes in interest rates. The GNMA investments are adjusted to market value through comprehensive income in shareholders' equity, but changes in their value have not historically been significant to shareholders' equity. The preferred equity interest is carried on the equity method; although changes in interest rates would not directly impact the carrying value of this asset, they might adversely affect the ability of the underlying entity to meet its preferred distribution requirements.

                           PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

           The Company is not a party to any material pending legal proceedings.

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders - None

Item 5.    Other Information -

           Michael Wirth has resigned his position as Chief Financial Officer of the Company effective May 15, 2002, in order to pursue other endeavors. The Company has begun a search for a new CFO and anticipates that the position will be filled within 90 days. In the interim, Alan Hirmes, the Executive Vice President of the Company, will function as the CFO.

Item 6.    Exhibits and Reports on Form 8-K

The Company filed the following reports in form 8-K during the quarter ended March 31, 2002:

               DATE                                ITEM REPORTED
---------------------------------------------------------------------------------------
          January 25, 2002                Item 5.  Other Events.
                                          Notice of updated and restated press release
                                          issued by Related Capital Company.

                                          Item 7. Financial Statements, Proforma
                                          Financial Information and Exhibits.
                                          Copy of the Related Capital Company press
                                          release.

          February 12, 2002               Item 5. Other Events.
                                          Notification of amendment to an Amended
                                          and Restated Advisory Services Agreement,
                                          dated March 29, 1993, as amended and restated
                                          effective April 10, 1999 and further amended
                                          November 29, 2001. Amending the terms of the
                                          Annual Incentive Fee paid to the Advisor.

                                          Item 7. Financial Statements, Proforma
                                          Financial Information and Exhibits.
                                          Second Amendment to Amended and Restated
                                          Advisory Services Agreement, dated as of February 8, 2002.

          February 19, 2002               Item 5. Other Events.
                                          Specimen of common share certificate of
                                          the Company

                                          Item 7. Financial Statements, Proforma
                                          Financial Information and Exhibits.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date:                                 May 15, 2002

                                      By:  /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer


Date:                                 May 15, 2002

                                      By:  /s/ Michael I. Wirth
                                           --------------------
                                           Michael I. Wirth
                                           Chief Financial Officer