Form 10-Q
period 2002-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2002-08-14
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X    QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
------- EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002


                                       OR


------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                            13-6972380
-------------------------------                                -----------------
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                                  Identification
No.)


625 Madison Avenue, New York, New York                               10022
----------------------------------------                       -----------------
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
                             (Dollars in thousands)

                                                  ============      ===========
                                                    June 30,        December 31,
                                                      2002              2001
                                                  ------------      -----------
ASSETS
Investments in mortgage loans                     $     20,061      $    17,799
Investments in GNMA certificates-
   available for sale                                   79,990           50,060
Investment in ARCap                                     20,241           20,246
Cash and cash equivalents                               11,116            1,018
Notes receivable                                        19,617           11,373
Accrued interest receivable                                871              570
Other assets                                               443              916
                                                  ------------      -----------
Total assets                                      $    152,339      $   101,982
                                                  ============      ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facilities payable                  $     61,451      $    43,610
   Accrued interest payable                                 44               22
   Accounts payable and accrued expenses                   506            1,348
   Due to Advisor and affiliates                           464              331
   Distributions payable                                 2,386            1,392
                                                  ------------      -----------
Total liabilities                                       64,851           46,703
                                                  ------------      -----------

Commitments and contingencies
Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
   25,000,000 shares authorized; 6,738,826 issued
   and 6,363,630 outstanding and 4,213,826 issued
   and 3,838,630 outstanding in 2002 and 2001,
     respectively                                          674              421
   Treasury shares of beneficial interest;
     375,196 shares                                        (38)             (38)
   Additional paid-in capital                           99,487           68,841
   Distributions in excess of net income               (14,601)         (14,505)
   Accumulated other comprehensive income                1,966              560
                                                  ------------      -----------
Total shareholders' equity                              87,488           55,279
                                                  ------------      -----------
Total liabilities and shareholders' equity        $    152,339      $   101,982
                                                  ============      ===========

          See accompanying notes to consolidated financial statements

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                         Consolidated Statements of Income
                (Dollars in the thousands except per share amounts)
                                   (Unaudited)

                                  ======================  ======================
                                    Three Months Ended       Six Months Ended
                                          June 30,               June 30,
                                  ----------------------  ----------------------
                                     2002        2001        2002        2001
                                  ----------------------  ----------------------

Revenues:
   Interest income:
  Mortgage loans                  $      609  $    1,019  $    1,010  $    1,907
  GNMA certificates                    1,370         379       2,454         495
  Notes receivable                       627          61       1,114         107
  Temporary investments                   13          10          24          27
Equity in earnings of ARCap              608         592       1,200       1,184
Other income                              76          25         136          30
                                  ----------  ----------  ----------  ----------

Total revenues                         3,303       2,086       5,938       3,750
                                  ----------  ----------  ----------  ----------

Expenses:
  Interest                               307         361         579         637
  General and administrative             164         112         284         232
  Fees to advisor                        371         178         728         296
  FNMA loan program                        3          --         358          --
  Amortization                            --          11           6          30
                                  ----------  ----------  ----------  ----------

    Total expenses                       845         662       1,955       1,195
                                  ----------  ----------  ----------  ----------

  Net gain on repayments of
    GNMA certificates and
    mortgage loans                        --          --         614          --
                                  ----------  ----------  ----------  ----------

  Net income                      $    2,458  $    1,424  $    4,597  $    2,555
                                  ==========  ==========  ==========  ==========

  Net income per share (basic
    and diluted)                  $      .39  $      .37  $      .81  $      .67
                                  ==========  ==========  ==========  ==========


Weighted average shares
  outstanding (basic and
  diluted)                         6,363,630   3,838,630   5,666,116   3,838,630
                                  ==========  ==========  ==========  ==========

         See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                       Shares of Beneficial     Treasury Shares of
                                            Interest            Beneficial Interest
                                      ---------------------    ---------------------

                                        Shares      Amount      Shares      Amount
                                      ---------   ---------    --------    ---------

Balance at January 1, 2002            4,213,826   $     421    (375,196)   $     (38)


Comprehensive income:
Net income                                   --          --          --           --
Other comprehensive income:
  Unrealized holding gain arising
   during the period
Less: reclassification adjustment
   for gain included in net income

Total other comprehensive gain

Comprehensive income

Common share issuance                 2,525,000         253
Distributions
                                      ---------   ---------    --------    ---------
                                             --          --          --           --

Balance at June 30, 2002              6,738,826   $     674    (375,196)   $     (38)
                                      =========   =========    ========    =========


                                                                                 Accumulated
                                      Additional  Distributions                     Other
                                       Paid-in      in Excess    Comprehensive  Comprehensive
                                       Capital    of Net Income    Income           Income        Total
                                      ---------   -------------  -------------  -------------   ---------

Balance at January 1, 2002            $  68,841   $    (14,505)                   $       560   $  55,279


Comprehensive income:
Net income                                   --           4,597  $       4,597             --       4,597
Other comprehensive income:
  Unrealized holding gain arising
   during the period                                                     2,020
Less: reclassification adjustment
   for gain included in net income                                       (614)
                                                                 -------------
Total other comprehensive gain                                           1,406          1,406       1,406
                                                                 -------------
Comprehensive income                                             $       6,003
                                                                 =============
Common share issuance                    30,646                                                    30,899
Distributions                                            (4,693)                           --      (4,693)
                                      ---------   -------------                   -----------   ---------
                                             --

Balance at June 30, 2002              $  99,487   $     (14,601)                  $     1,966   $  87,488
                                      =========   =============                   ===========   =========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          =====================
                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Cash flows from operating activities:
   Net income                                             $  4,597     $  2,555
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net gain on repayments of GNMA
       Certificates and mortgage loans                        (614)          --
     Equity in earnings of ARCap, in excess of
       (less than) distributions received                        5         (191)
     Amortization - deferred financing costs                     6           30
     Amortization - loan premium and
       origination costs                                       (61)           3
     Accretion of GNMA discount                                  6          (11)
     Accretion of deferred income                               --          (26)
     Changes in operating assets and liabilities:
     Accrued interest receivable                              (301)         166
     Other assets                                               48            6
     Due to Advisor and affiliates                             133         (674)
     Accounts payable and accrued expenses                    (842)          17
     Accrued interest payable                                   22           24
                                                          --------     --------

   Net cash provided by operating activities                 2,999        1,899
                                                          --------     --------

Cash flows from investing activities:
   Increase in investment in mortgage loans                 (2,224)     (19,622)
   Periodic principal payments of mortgage loans                23          134
   Funding of notes receivable                              (8,244)      (1,424)
   Principal repayments of GNMA Certificates                   197          166
   Increase in investment in GNMA Certificates             (28,113)          --
   Decrease (increase) in other assets                         419          (83)
                                                          --------     --------

Net cash used in investing activities                      (37,942)     (20,829)
                                                          --------     --------

                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                          =====================
                                                            Six Months Ended
                                                                 June 30,
                                                          ---------------------
                                                            2002         2001
                                                          --------     --------
Cash flows from financing activities:
   Proceeds from repurchase facilities payable              17,841       32,443
   Distribution paid to shareholders                        (3,699)      (2,783)
   Increase in deferred loan costs                              --          (42)
   Issuance of common shares                                30,899           --
                                                          --------     --------

Net cash provided by financing activities                   45,041       29,618
                                                          --------     --------

Net increase in cash and cash equivalents                   10,098       10,688
Cash and cash equivalents at the beginning
   of the period                                             1,018        1,632
                                                          --------     --------
Cash and cash equivalents at the end of the
   period                                                 $ 11,116     $ 12,320
                                                          ========     ========
Supplemental information:
Interest paid                                             $    557     $    613
                                                          ========     ========

Consolidation of former unconsolidated subsidiary:
Increase in investment in mortgage loans                               $  8,353
Decrease in notes receivable                                             (7,264)
Decrease in investment in unconsolidated
   subsidiary                                                            (1,089)
                                                                       --------
                                                                       $     --
                                                                       --------

Conversion of FHA mortgage loans to GNMA certificates:

Investment in GNMA certificates                                        $(34,515)
Decrease in investment in mortgage loans                                 34,515
                                                                       --------

                                                                       $     --
                                                                       --------

          See accompanying notes to consolidated financial statements.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

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

In February 2002, the Company sold to the public 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million net of underwriter's discount and expenses, has been used to make additional investments.

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

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and the results of its operations and its cash flows for the three and six months ended June 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability or an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is not effective until January 1, 2003. Management does not believe the implementation of SFAS No. 143 will have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets" (effective January 1, 2002). SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains and losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS no. 4 is effective January 1, 2003. Management does not believe the implementation of SFAS 145 will have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is not effective until January 1, 2003. The Company does not anticipate the adoption of this statement will have a material effect on the Company's consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans
Information relating to investments in mortgage loans as of June 30, 2002 is as follows:



                                              Final                            Periodic
                                            Maturity     Call       Interest    Payment     Prior
                               Description    Date       Date       Rate (B)     Terms      Liens
                               -----------  --------   --------     --------   ---------  ---------
First Mortgage Loans (E):
    Stony Brook II
      East Haven, CT (L)        125 Units     6/37       12/06        7.625       (F)            --
    Sunset Gardens

      Eagle Pass, TX             60 Units     9/03         TBD       11.50%       (H)            --
    Northbrooke
      Harris County, TX         240 Units     8/43         TBD        7.45%       (K)            --


Subtotal First Mortgage Loans

  Stabilized Properties
    Stony Brook II
      East Haven, CT            125 Units     6/37       12/06       15.33%       (H)     8,308,969
    Plaza at San Jacinto
      Houston, TX (I)           132 Units     1/43        6/11       11.00%       (H)     6,638,300


Subtotal Stabilized Mezzanine
  Loans

  Properties in Construction
    The Hollows
        Greenville, NC          184 Units     1/42         TBD       10.00%       (H)     8,481,092
    Elmhurst Village
          Oveido, FL            313 Units     1/42         TBD       10.00%       (H)    21,716,633(J)
    The Reserve at Autmn Creek
         Friendswood, TX        212 Units     1/42         TBD       10.00%       (H)    15,538,670(J)
    Club at Brazos (I)
        Rosenberg, TX           200 Units     5/43         TBD       10.00%       (H)    14,363,800
    Northbrooke
      Harris County, TX         240 Units     8/43         TBD       11.50%       (H)            --

Subtotal Construction Mezzanine Loans

Subtotal Mezzanine Loans

Total Mortgage Loans


                                                                        Interest Income
                                                                       Earned Applicable
                                    Outstanding                        To the Six Months
                                  Face Amount of    Carrying Amount          Ended
                                   Mortgages (C)    of Mortgages (D)     June 30, 2002
                                  ---------------   ----------------   -----------------
First Mortgage Loans (E):
    Stony Brook II
      East Haven, CT (L)             $8,308,969       $8,308,969           $  317,141
    Sunset Gardens

      Eagle Pass, TX                    892,902          869,393               30,320
    Northbrooke
      Harris County, TX                      --               --               15,458
                                    -------------------------------------------------
                                    -------------------------------------------------
Subtotal First Mortgage Loans         9,201,871        9,178,362              362,919
                                    -------------------------------------------------
  Stabilized Properties
    Stony Brook II
      East Haven, CT                    763,909          663,166               45,365
    Plaza at San Jacinto
      Houston, TX (I)                 1,250,000        1,221,384               72,577
                                    -------------------------------------------------

Subtotal Stabilized Mezzanine
  Loans                               2,013,909        1,884,550              117,942
                                    -------------------------------------------------
  Properties in Construction
    The Hollows
        Greenville, NC                1,549,200        1,389,786               82,239
    Elmhurst Village
          Oveido, FL                  2,874,000        2,438,461              158,637
    The Reserve at Autmn Creek
         Friendswood, TX              1,987,000        1,924,502               97,791
    Club at Brazos (I)
        Rosenberg, TX                 1,962,000        1,883,770               99,032
    Northbrooke
      Harris County, TX               1,500,000        1,361,976               91,436
                                    -------------------------------------------------
Subtotal Construction Mezzanine
    Loans                             9,872,200        8,998,495              529,135
                                    -------------------------------------------------
Subtotal Mezzanine Loans             11,886,109       10,883,045              647,077
                                    -------------------------------------------------
Total Mortgage Loans                $21,087,980      $20,061,407           $1,009,996
                                    =================================================

(A) Loans are subject to mandatory prepayment at the option of the Company 10 years after construction completion, with one year's notice. Loans with a call date of "TBD" are still under construction.

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

(C) No principal amounts of mortgage loans are subject to delinquent interest as of June 30, 2002.

(D) Carrying amounts of the mezzanine loans include unamortized origination costs and fees and loan discounts.

(E) Interest and principal payments on first mortgage loans are insured by the U.S. Department of Housing and Urban Development.

(F) Requires monthly payments of principal and interest based on a 40 year amortization period. Loan is subject to 5-year lockout against prepayments, as well as a prepayment penalty structure during the second 5-year term of the loan.

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

(K) The Northbrooke first mortgage loan was converted from an FHA mortgage loan to an GNMA Certificate on May 24, 2002.

(L) This first mortgage loan is pledged to secure the Company's obligation under a first loss protection agreement with Fannie Mae - See Notes 9 and 10.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 3 - Investments in GNMA Certificates-Available for Sale Information relating to investments in GNMA certificates as of June 30, 2002 is as follows:

                                                                                                                           Interest
                                                                                                                            Income
                                                                                                                            Earned
                                               Date                                                                       Applicable
                                             Purchase/                           Amortized    Unrealized                    to the
                                               Final     Stated    Principal      Cost at     Gain(Loss)    Balance at    Six Months
                                Certificate   Payment   Interest   at June        at June      at June        at June     Ended June
Name                              Number        Due       Rate      30, 2002      30, 2002     30, 2002       30, 2002     30, 2002
----                            -----------   --------  --------   ------------- -----------  ----------    -----------   ----------
Western Manor (1)                 0355540     7/27/94    7.125%    $ 2,474,818   $ 2,475,688  $   66,053    $ 2,541,741   $   98,090
                                              3/15/29

Copper Commons (1)                0382486     7/28/94    8.500%      2,098,148     2,167,036     (19,128)     2,147,908       89,685
                                              8/15/29

SunCoast Capital Group,           G002412     6/23/97    7.000%        719,414       719,939      23,031        742,970       27,928
Ltd. (1)                                      4/20/27

Hollows Apts. (2)                 511909      5/29/01                       --            --          --             --      196,859


Elmhurst Village (1)              549391      6/28/01    7.745%     21,716,633    21,716,633     593,191     22,309,824      819,281
                                               1/1/42

Reserve at Autumn Creek (1)       448747      6/28/01    7.745%     15,538,670    5,538,670    1,550,185     17,088,855      588,046
                                               1/1/42

Casitas at Montecito              519289      3/11/02    7.300%      5,700,686     6,090,720    (390,034)     5,700,686      116,233
                                             10/15/42

Village at Marshfield (1)         519281      3/11/02    7.475%     19,906,384    21,552,222     258,031     21,810,253      418,763
                                              1/15/42

Cantera Crossing                  532662      3/28/02    6.500%      3,906,058     3,859,084      46,974      3,906,058       57,595
                                               6/1/29

Fillmore Park                     536739      3/28/02    6.700%        876,053       886,270     (10,217)       876,053       11,168
                                             10/15/42

Northbrooke                       548972      5/24/02    7.080%      2,865,484     3,017,381    (151,899)     2,865,482       30,745
                                               8/1/43
                                                                   -----------------------------------------------------------------

Total                                                              $75,802,348   $78,023,643  $1,966,187    $79,989,830   $2,454,393

                                                                   =================================================================

(1) These GNMA Certificates are pledged as collateral for borrowings under the repurchase facility - See Note 5.

(2)  This GNMA Certificate was sold March 25, 2002.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at June 30, 2002 and December 31, 2001 were as follows:

(Dollars in thousands)

                                                     June 30,       December 31,
                                                       2002             2001
                                                   -----------     -------------
Amortized cost                                       $78,024           $49,500
Unrealized gain                                        1,966               560
                                                     -------           -------
Fair Value                                           $79,990           $50,060
                                                     =======           =======

For the six months ended June 30, 2002, there were gross unrealized gains and losses of $2,537,465 and $571,278, respectively. For the year ended December 31, 2001, there were gross unrealized gains and losses of $579,252 and $18,865, respectively.

On March 25, 2002, the Company sold the Hollows GNMA Certificate for approximately $9.6 million. The amortized cost at the date of the sale was approximately $9.0 million, resulting in a gain of approximately $614,000. The Company recorded the sale on the trade date of March 25, 2002. The settlement date was in April 2002.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


NOTE 4 - Notes Receivable

The Company's notes receivable are collateralized by equity interest in the owner of the related property and consists of the following as of June 30, 2002:


                                                                                           Remaining
                                          Number of                        Outstanding     Committed
                                          Apartment        Carrying         Principal      Balance to    Interest
Property                 Location           Units           Amount           Balance          Fund         Rate          Maturity
------------------------------------------------------------------------------------------------------------------------------------


Alexandrine         Detroit, MI               30         $   377,320      $   378,000      $       --      12.50%        August 2002

Coronado
   Terrace          San Diego, CA            312             566,730         581,360(1)     1,418,640      11.00%      December 2002

Plaza Manor         National City, CA        372           1,491,646        1,499,010             990      11.00%     September 2002

Rancho
   Verde            San Jose, CA             700           4,497,780        4,499,999              --      11.00%        August 2002

Concorde at
   Palm             Houston, TX              360           3,821,138        3,850,000              --      12.00%      December 2003

Parwood             Long Beach, CA           528           1,963,641        2,000,000(1)    2,600,000      11.00%       January 2004

Concord at
   Little York      Houston, TX              276           3,463,945        3,500,000              --      12.00%      February 2004

Concord at
   Gulfgate         Houston, TX              288           3,435,221        3,500,000              --      12.00%           May 2004
                                         ------------------------------------------------------------

      Total                                2,866         $19,617,421      $19,808,369      $4,019,630
                                         ============================================================

(1) Funded on an as needed basis.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


The Company's notes receivable pay interest only until maturity when the principal is due. As of June 30, 2002, there were no past due amounts owed the Company on any note.


NOTE 5 - Repurchase Facilities

During 2001, the Company was party to a $40 million repurchase facility with Nomura Asset Capital Corporation, which enabled the Company to borrow up to 80% (90% with a qualified hedge) of the fair market value of FHA loans owned by the Company. The interest rate under this repurchase facility was LIBOR plus 1.25%. As of December 31, 2001 there was no outstanding balance under this agreement. The agreement was not renewed upon its expiration in February 2002.

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and other qualified mortgage securities owned by the Company. Borrowings bear interest at LIBOR plus 0.50%. As of June 30, 2002 and December 31, 2001, the amounts outstanding under this facility were $61,451,000 and $43,610,000 and interest rates were 1.89% and 2.58%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at June 30, 2002, had 30 day settlement terms and are collateralized by certain GNMA Certificates as indicated in Note 3.


NOTE 6 - Related Party Transactions

The costs incurred to related parties for the three and six months ended June 30, 2002 and 2001 were as follows, all of which are paid to the Advisor:

(Dollars in Thousands)

                                     Three Months Ended        Six Months Ended
                                           June 30,                 June 30,
                                  ------------------------  -----------------------
                                     2002          2001        2002         2001
                                  -------------------------------------------------

Expense reimbursement             $       143  $       111  $       318  $      172
Asset management fees                     228           67          410         124
                                   ----------  -----------   ----------  ----------

                                  $       371  $       178  $       728  $      296
                                   ==========   ==========   ==========   =========

In December 2001, Charter Mac Corporation ("CM Corp") purchased 80% of PW Funding Inc. ("PWF"). CM Corp is a wholly-owned subsidiary of Charter Municipal Mortgage Acceptance Company ("Charter Mac"), a publicly traded entity, which is managed by an affiliate of Related.

The Company has begun to use PWF as its servicing agent for mortgages. Typically, the servicing agent retains a small percentage of the interest paid on mortgage loans as their fee for servicing the loan.

The Company's notes receivable (see Note 4), the guarantee on Creekside Apartments and standby bridge loan commitments described in Note 8 are to limited partnerships where the general partner may be an affiliate of the Advisor with a 1% interest in the limited partnership, and the 99% limited partner is a limited partnership in which an affiliate of the Advisor owns a 1% general partnership interest and one or more Fortune 500 companies own a 99% limited partnership interest.

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


Note 7 - Earnings Per Share

Basic net income per share in the amount $.39 and $.37 and $.81 and $.67 for the three and six months ended June 30, 2002 and 2001, respectively, equals net income for the periods ($2,458,410 and $1,424,029 and $4,597,434 and $2,555,177,
respectively), divided by the weighted average number of shares outstanding which was 6,363,630 and 3,838,630 and 5,666,116 and 3,838,630, respectively.

Because the Company had no dilutive securities outstanding during the six months ended June 30, 2002 or 2001, diluted net income per share is the same as basic net income per share.


Note 8 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million dollars each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of June 30, 2002, the Company had originated loans totaling approximately $2.2 million under the Fannie Mae program and has made forward commitments for an additional approximate $6.8 million. The Company's maximum guaranty at June 30, 2002 is $9.0 million. The Company has not acquired an interest in any of the loans the Company originated on Fannie Mae's behalf.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the Company's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will happen. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in FNMA loan program expenses in the Consolidated Statement of Income.

In May of 2002, AMAC guaranteed a construction loan of approximately $7.5 million for Creekside Apartments, a proposed 144-unit affordable multifamily apartment complex located in Colorado Springs, Colorado, in exchange for a 0.375% fee, which will be received at construction completion. The construction loan guarantee will provide credit support for the period beginning with construction completion until property stabilization. It is anticipated that construction will be completed in February 2003 and that the property will reach stabilization in October 2003. The fee, when received at completion of construction, will be deferred and amortized over the guarantee period.

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


In February of 2002, AMAC issued a standby bridge loan commitment of $400,000 for the rehabilitation of Valley View and Summertree Apartments, two apartment complexes featuring 240 total units and located in North Little, Arkansas. The loan, if funded, will bear interest at 12%. Funding, should it be needed, is not anticipated to occur until later in 2002. AMAC received a fee of 2.5% for issuing the commitment. The first mortgage is held by Charter Municipal Mortgage Acceptance Company ("Charter Mac"), an affiliate of the Advisor.

In June of 2002, AMAC issued a standby bridge loan commitment of $1.4 million for the construction of Willow Creek Apartments, a 104-unit multi-family apartment complex located in North Port, Florida. The loan, if funded, will bear interest at a rate of 12%. Funding, should it be needed, is not anticipated to occur until December 2003, at the earliest. AMAC received a fee of 3.57% for issuing the commitment. The first mortgage is held by Charter Mac, an affiliate of the Advisor.

In June of 2002, AMAC issued a standby bridge loan commitment of $400,000 for the rehabilitation of McMullen Square Apartments, a 100-unit complex featuring 18 two-story buildings and two one-story buildings, located in San Antonio, Texas. The loan, if funded, will bear interest at a rate of 12%. Funding, should it be needed, is not anticipated to occur until February 2003. AMAC received a fee of 2.5% for issuing the commitment.

Fees received for a commitment to originate a loan are deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield or, if the commitment expires unexercised, recognized in other income upon expiration of the commitment. If, however, based on the Company's experience with similar arrangements, management believes that the likelihood that the commitment will be exercised is remote, the commitment fee is recognized over the commitment period on a straight-line basis in other income.


Note 9 - Investment in Unconsolidated Subsidiary and Note Receivable

As discussed in Note 8, the Company has entered into an agreement with Fannie Mae whereby the Company would provide first loss protection on certain loans funded by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement.

Through a consolidated subsidiary, AMAC/FM Corporation ("AMAC/FM"), and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the Company's obligations under this program is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


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


Note 10 - Shareholders' Equity

On February 25, 2002, the Company completed issuance of 2,525,000 common shares, raising net proceeds of approximately $31 million. The common shares were offered through Friedman, Billings, Ramsey and RBC Capital Markets. The proceeds were used to invest primarily in GNMA Certificates.


Note 11 - Subsequent Events

On July 26, 2002, the Company funded the first advance of $7.7 million to Ellington Plaza. The Company purchased this GNMA Construction Loan certificate in May, 2002. The stated interest rate is 7.085% and the certificate matures in July, 2042.

In July of 2002, the Company granted a standby bridge loan commitment to a third party in the amount of approximately $1.7 million. The purpose of the bridge loan, which is not expected to be funded until February 2003, is to fund the final construction draws on the rehabilitation of a 160-unit affordable multifamily apartment complex located in Laredo, TX, known as Clark's Crossing Apartments. The bridge loan carries an interest rate of 12%. In conjunction with the bridge loan, the Company has also guaranteed a construction loan of approximately $4.8 million, providing credit support for the period beginning with construction completion until the property reaches stabilization, for which the Company will receive a fee. Rehabilitation is expected to be completed in April 2003 and stabilization achieved in September 2003. The Company will receive a bridge loan origination fee of 2% and a construction loan guarantee fee of 0.625%.

In August of 2002, the Company issued a standby permanent loan commitment of up to approximately $4.3 million, for the rehabilitation of Highland Park Apartments, a 200-unit garden style apartment complex located in Topeka, Kansas, for which the Company will receive a loan standby commitment fee. If funded, which could occur in December 2003, the Company would receive interest of 9.5%. The Company will receive a loan standby commitment fee of 2.00% and, if funded, a loan origination fee of 1.00%.

On July 31, 2002, the Rancho Verde bridge loan was repaid in full.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2002
                                   (Unaudited)


In August 2002, a distribution of $2,386,361, ($0.375 per share) which was declared in June 2002, was paid to shareholders for the quarter ended June 30, 2002.

On August 8, 2002, the Company announced that effective September 3, 2002, Stuart Rothstein will become the Chief Financial Officer and Executive Vice President of the Company. Mr. Rothstein joins the Company with approximately 11 years of professional experience, including seven years of direct experience with Spieker Properties, a San Francisco-based office REIT. On September 3, 2002, Alan Hirmes will step down from the position of interim Chief Financial Officer, but will continue in his position of Executive Vice President and Director of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Liquidity and Capital Resources
-------------------------------

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of June 30, 2002, there were 6,363,630 shares outstanding.

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

As of June 30, 2002, the Company's mortgage investments consisted of two mortgage loans and seven mezzanine loans originated by or on behalf of the Company, eleven GNMA mortgage-backed securities and pass-through certificates (including Ellington Plaza which did not receive its initial advance until July
2002) eight bridge loans and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

In February of 2002, the Company completed an offering of 2,525,000 common shares at $13.50 per share, raising net proceeds of approximately $31 million. These proceeds were used primarily to invest in GNMA Certificates. The Company anticipates using these GNMA Certificates as collateral for future financing which will be used to make additional investments.

During the six months ended June 30, 2002, cash and cash equivalents increased approximately $10 million primarily due to net proceeds from the common share offering, approximately $31 million, proceeds from repurchase facilities payable, approximately $17.8 million and cash provided by operating activities, approximately $3 million, offset by investments in mortgage loans, approximately $2.2 million, investments in GNMA Certificates, approximately $28.1 million, increase in notes receivable, approximately $8.2 million and distributions to shareholders, approximately $4.7 million.

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. The Company's GNMAs are collateralized by mortgage loans on multifamily properties.

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

The yield on the mezzanine loans is based on a fixed percentage of the associated first mortgage loan, plus a percentage of the available cash flow produced by the underlying multifamily property, and a participation in sale or refinancing proceeds. The yield will vary based on the operating results of the underlying property, its requirements for capital improvements, and the ability of the property owners to successfully sell or refinance the underlying property.

The yield on the bridge loans will depend, in part, on when, and if, the Company disposes of the loans prior to maturity or the obligor repays the outstanding debt. These loans are typically of shorter term, about 12 months, and higher risk. However, the Company's bridge loans are collateralized by the equity interests of the property owner. Although the loans bear a fixed rate of interest, the shorter term somewhat reduces the Company's interest rate risk.

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

The Company finances the acquisition of its assets primarily through borrowing at short-term rates using demand repurchase agreements. Under the Company's declaration of trust, the Company may incur permanent indebtedness of up to 50% of total market value calculated at the time the debt is incurred. Permanent indebtedness and working capital indebtedness may not exceed 100% of the Company's total market value. In February of 2002, the Company sold 2.5 million common shares at a price of $13.50 per share, raising net proceeds of approximately $31 million. If market conditions warrant, the Company may seek to raise additional funds for investment through further common offerings in the future, although the timing and amount of such offerings cannot be determined at this time.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This agreement enables the Company to borrow up to 95% of the fair market value of qualified mortgage securities owned by the Company which are pledged as collateral for the borrowings. Borrowings bear interest at LIBOR plus 0.50%. As of June 30, 2002 and December 31, 2001, the amount outstanding under this facility was $61,451,000 and $43,610,000 and interest rates were 1.89% and 2.58%, respectively. All borrowings under this facility have 30-day settlement terms. The Company has not experienced any problems when renewing its borrowing and management believes it will be able to continue to renew its borrowings when due. If the Company were unable to renew such borrowings with Nomura, it would have to either find replacement financing or sell assets at prices which may be below market value.

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

The Company completed a loan program with Fannie Mae which has agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company will originate and contract for individual loans of up to $6 million dollars each over a two-year period and will work with American Property Financing, an unaffiliated third party, which will underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and will receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of June 30, 2002, the Company had originated loans totaling approximately $2.2 million under the Fannie Mae program and has made forward commitments for an additional approximate $6.8 million. The Company's maximum guaranty at June 30, 2002 is $9.0 million.

Since the Company entered into the Fannie Mae loan program, the level of loan origination competition has increased, reducing the projected financing volume and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will happen.

In August 2002, a distribution of $2,386,361 ($0.375 per share), which was declared in June 2002, was paid to the shareholders for the quarter ended June 30, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Results of Operations
---------------------

The net income for the three and six months ended June 30, 2002 and 2001 was $2,458,410 and $1,424,029 and $4,597,434 and $2,555,177, respectively. The total of the annual  operating  expenses  of the Company may not exceed the greater of
(i) 2% of  the  Average  Invested  Assets  of the  Company  or  (ii)  25% of the
Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the six months ended June 30, 2002 and 2001.

Interest income from mortgage loans decreased approximately $410,000 and $897,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to the conversion of Hollows, Elmhurst Village and Autumn Creek mortgages to GNMA Certificates and the sale of the Columbiana mortgage during 2001.

Interest income from GNMA certificates increased approximately $991,000 and $1,960,000 for the three and six months ended June 30, 2002 as compared to 2001, primarily due to the conversion of three mortgage loans to GNMA certificates in 2001 and the purchase of an additional five GNMA Certificates in 2002, offset by the loss of interest income from the Hollows GNMA Certificate which was sold in March of 2002.

Interest income from notes receivable increased approximately $566,000 and $1,007,000 for the three and six months ended June 30, 2002 as compared to 2001 due to the addition of eight notes receivable during 2001 and 2002.

During the six months ended June 30, 2002, the Company recognized approximately $358,000 in FNMA loan program expenses associated with the write-off of the unamortized deferred costs related to the FNMA loan program.

Fees to advisor increased approximately $193,000 and $432,000 for the three and six months ended June 30, 2002 as compared to 2001 primarily due to an increase in the Company's assets and an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company.

Amortization decreased approximately $11,000 and $24,000 for the three and six months ended June 30, 2002 due to the deferred costs relating to the Nomura repurchase facility being fully amortized during 2001.

A gain on the repayment of GNMAs and mortgage loans in the amount of approximately $614,000 was recorded for the six months ended June 30, 2002, relating to the sale of the Hollows GNMA on March 25, 2002.

Distributions
-------------

Of the total distributions of $4,693,177 and $2,783,007 for the six months ended June 30, 2002 and 2001, respectively, $95,743 ($.02 per share or 2.04%) and
$227,830 ($.06 per share or 8.19%), respectively, represented a return of capital determined in accordance with generally accepted accounting principles. As of June 30, 2002, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,592,422. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $61.5 million of borrowings outstanding under these facilities at June 30, 2002, a 1% change in LIBOR would impact the Company's net income by approximately $615,000.

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

Item 2.    Changes in Securities - None.

Item 3.    Defaults Upon Senior Securities - None

Item 4.    Submission of Matters to a Vote of Security Holders

     A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 2002. Such meeting was held on June 11, 2002. Stuart Boesky, Peter Allen, Arthur Fisch, Alan Hirmes and Scott Mannes were re-elected trustees for a one-year term. The five individuals elected, and the number of votes cast for and abstaining, with respect to each of them, is as follows:

                                     For             Abstain
                                  ---------          -------
       Alan P. Hirmes             5,913,798          147,295
       Stuart J. Boesky           5,913,978          147,115
       Peter T. Allen             6,021,063           40,030
       Arthur P. Fisch            6,021,063           40,030
       Scott M. Mannes            6,020,243           40,850

Item 5.    Other Information - None

Item 6.    Exhibits and Reports on Form 8-K

           Exhibits

99.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


           Form 8-K - None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: August 14, 2002                     By:  /s/ Stuart J. Boesky
                                               --------------------
                                               Stuart J. Boesky
                                               Trustee, Chairman of the Board,
                                               President and Chief Executive
                                               Officer


Date: August 14, 2002                     By:  /s/ Alan Hirmes
                                               ---------------
                                               Alan Hirmes
                                               Chief Financial Officer

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Stuart J. Boesky

Stuart J. Boesky
Chief Executive Officer
August 14, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Alan Hirmes

Alan Hirmes
Chief Financial Officer
August 14, 2002