Form 10-Q
period 2002-09-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2002-11-12
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X      QUARTERLY  REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF THE  SECURITIES
-------
          EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2002


                                       OR


------- TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                       AMERICAN MORTGAGE ACCEPTANCE COMPANY
                       ------------------------------------
              (Exact name of registrant as specified in its charter)


              Massachusetts                                        13-6972380
--------------------------------------                         -----------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                                  Identification
No.)


625 Madison Avenue, New York, New York                               10022
--------------------------------------                         -----------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

                           PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)


                                                   =============   =============
                                                    September 30,   December 31,
                                                        2002            2001
                                                   -------------   -------------
                                                    (Unaudited)
ASSETS
Investments in mortgage loans                           $ 20,406       $ 17,799
Investments in GNMA certificates-
   available for sale                                     99,439         50,060
Investment in ARCap                                       20,240         20,246
Cash and cash equivalents                                  2,759          1,018
Notes receivable                                          14,997         11,373
Accrued interest receivable                                  900            570
Other assets                                                 436            916
                                                        --------       --------
Total assets                                            $159,177       $101,982
                                                        ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facilities payable                        $ 62,412       $ 43,610
   Accrued interest payable                                   49             22
   Accounts payable and accrued expenses                     503          1,348
   Due to Advisor and affiliates                             441            331
   Distributions payable                                   2,386          1,392
                                                        --------       --------
Total liabilities                                         65,791         46,703
                                                        --------       --------

Commitments and contingencies
Shareholders' equity:
   Shares of beneficial interest; $.10 par value;
     25,000,000 shares authorized; 6,738,826 issued
     and 6,363,630 outstanding and 4,213,826 issued
     and 3,838,630 outstanding in 2002 and 2001,
     respectively                                            674            421
   Treasury shares of beneficial interest;
     375,196 shares                                          (38)           (38)
   Additional paid-in capital                             99,470         68,841
   Distributions in excess of net income                 (14,399)       (14,505)
   Accumulated other comprehensive income                  7,679            560
                                                        --------       --------
Total shareholders' equity                                93,386         55,279
                                                        --------       --------
Total liabilities and shareholders' equity              $159,177       $101,982
                                                        ========       ========

          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
               (Dollars in the thousands except per share amounts)
                                   (Unaudited)



                                   ====================    ====================
                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                   --------------------    --------------------
                                      2002       2001        2002        2001
                                   --------------------    --------------------
Revenues:
  Interest income:
    Mortgage loans                 $     536  $     350    $   1,546   $  2,257
    GNMA certificates                  1,548        859        4,002      1,354
    Notes receivable                     548        127        1,662        234
    Temporary investments                 16         20           40         47
   Equity in earnings of ARCap           600        604        1,800      1,788
   Other income                           67         40          203         70
                                   ---------  ---------    ---------  ---------
    Total revenues                     3,315      2,000        9,253      5,750
                                   ---------  ---------    ---------  ---------

Expenses:
  Interest                               290        463          869      1,100
  General and administrative             119        113          409        375
  Fees to advisor                        318        122        1,046        418
  FNMA loan program                       --         --          358         --
                                   ---------  ---------    ---------  ---------

    Total expenses                       727        698        2,682      1,893
                                   ---------  ---------    ---------  ---------

  Net gain (loss) on repayments of
    GNMA certificates and
    mortgage loans                        --       (212)         614       (212)
                                   ---------  ---------    ---------  ---------

  Net income                       $   2,588  $   1,090    $   7,185  $   3,645
                                   =========  =========    =========  =========

  Net income per share (basic
    and diluted)                   $     .41  $     .28    $    1.22  $     .95
                                   =========  =========    =========  =========

  Weighted average shares
    outstanding (basic and
    diluted)                       6,363,630  3,838,630    5,901,176  3,838,630
                                   =========  =========    =========  =========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                    Shares of Beneficial     Treasury Shares of
                                          Interest           Beneficial Interest
                                    ---------------------    -------------------
                                      Shares      Amount      Shares     Amount
                                    ---------   ---------    --------  ---------

Balance at January 1, 2002          4,213,826  $      421    (375,196) $    (38)


Comprehensive income:
Net income                                 --          --          --        --
Other comprehensive income:
  Unrealized holding gain arising
   during the period
Less: reclassification adjustment
   for gain included in net income

Total other comprehensive gain

Comprehensive income

Issuance of common shares           2,525,000         253
Distributions                              --          --          --        --
                                    ---------  ----------    --------  --------

Balance at September 30, 2002       6,738,826  $      674    (375,196) $    (38)
                                    =========  ==========    ========  ========


                                                                                     Accumulated
                                   Additional     Distributions                         Other
                                     Paid-in        in Excess      Comprehensive     Comprehensive
                                     Capital      of Net Income       Income            Income           Total
                                   ----------     -------------    -------------    --------------     ---------

Balance at January 1, 2002         $   68,841     $  (14,505)                          $   560         $  55,279

Comprehensive income:
Net income                                 --          7,185          $   7,185             --             7,185
Other comprehensive income:
  Unrealized holding gain arising                                         7,733
   during the period
Less: reclassification adjustment
   for gain included in net income                                         (614)
                                                                      ---------
Total other comprehensive gain                                            7,119          7,119             7,119
                                                                      ---------
Comprehensive income                                                  $  14,304
                                                                      =========
Issuance of common shares              30,629                                                             30,882
Distributions                              --         (7,079)                               --            (7,079)
                                   ----------     ----------                           -------         ---------

Balance at September 30, 2002      $   99,470     $  (14,399)                          $ 7,679         $  93,386
                                   ==========     ==========                           =======         =========


          See accompanying notes to consolidated financial statements.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                      =====================
                                                        Nine Months Ended
                                                           September 30,
                                                      ---------------------
                                                        2002        2001
                                                      --------    ---------

Cash flows from operating activities:
   Net income                                         $   7,185   $   3,645
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net (gain) loss on repayments of GNMA
       Certificates and mortgage loans                     (614)        212
     Equity in earnings of ARCap, in excess of
       (less than) distributions received                     5        (197)
     Amortization - deferred financing costs                  6          35
     Amortization - loan premium and
       origination costs                                    (75)         41
     Accretion of GNMA discount (premium)                    14         (16)
     Accretion of deferred income                            --         (39)
     Changes in operating assets and liabilities:
       Accrued interest receivable                         (330)        254
       Other assets                                          53           6
       Due to Advisor and affiliates                        110        (798)
       Accounts payable and accrued expenses               (845)        117
       Accrued interest payable                              28           2
                                                      ---------   ---------

   Net cash provided by operating activities              5,537       3,262
                                                      ---------   ---------

Cash flows from investing activities:
   Increase in investment in mortgage loans              (2,566)    (19,794)
   Periodic principal payments of mortgage loans             34         194
   Funding of notes receivable                           (3,520)     (4,139)
   Principal repayments of GNMA Certificates                287         244
   Increase in investment in GNMA Certificates          (41,949)     (6,556)
   Decrease (increase) in other assets                      370         (59)
                                                      ---------   ---------

Net cash used in investing activities                   (47,344)    (30,110)
                                                      ---------   ---------


           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                      =====================
                                                        Nine Months Ended
                                                           September 30,
                                                      ---------------------
                                                        2002        2001
                                                      ---------    --------

Cash flows from financing activities:
   Proceeds from repurchase facilities payable           18,802      30,535
   Distributions paid to shareholders                    (6,084)     (4,175)
   Increase in deferred loan costs                          (52)        (42)
   Issuance of common shares                             30,882          --
                                                      ---------    --------

Net cash provided by financing activities                43,548      26,318
                                                      ---------    --------

Net increase (decrease) in cash and cash
   equivalents                                            1,741        (530)
Cash and cash equivalents at the beginning
   of the period                                          1,018       1,632
                                                      ---------    --------
Cash and cash equivalents at the end of the
   period                                             $   2,759    $  1,102
                                                      =========    ========
Supplemental information:
  Interest paid                                       $     841    $  1,098
                                                      =========    ========

Consolidation of formerly unconsolidated subsidiary:
Increase in investment in mortgage loans                           $  8,353
Decrease in notes receivable                                         (7,264)
Decrease in investment in unconsolidated
   subsidiary                                                        (1,089)
                                                                   --------
                                                                   $     --
                                                                   --------
Conversion of FHA mortgage loans to
   GNMA certificates:

Investment in GNMA certificates                                    $ 34,515
Decrease in investment in mortgage loans                            (34,515)
                                                                   --------

                                                                   $     --
                                                                   --------

           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 1 - General

American Mortgage Acceptance Company (formerly American Mortgage Investors Trust) (the "Company") was formed on June 11, 1991 as a Massachusetts business trust. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended.

The Company's business plan focuses on originating and acquiring government insured and uninsured mortgages secured by multi-family properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multi-family mortgages.

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC".

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million net of underwriters' discount and expenses, have been primarily used to invest in GNMA Certificates.

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

The consolidated financial statements include the accounts of the Company and two wholly-owned subsidiaries which it controls: AMAC Repo Seller and AMAC/FM Corporation ("AMAC/FM"). All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations for the three and nine months ended September 30, 2002 and 2001 and its cash flows for the nine months ended September 30, 2002 and 2001. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)



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

In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires the fair value of a liability or an asset retirement obligation to be recorded in the period in which it is incurred. SFAS No. 143 is not effective until January 1, 2003. Management does not anticipate that the implementation of this statement will have a material impact on the Company's consolidated financial statements.

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

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains and losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS No. 4 is effective January 1, 2003. Management does not anticipate that the implementation of this statement will have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is not effective until January 1, 2003. Management does not anticipate that the implementation of this statement will have a material effect on the Company's consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to investments in mortgage loans as of September 30, 2002 is as follows:


                                              Final                            Periodic
                                            Maturity     Call       Interest    Payment     Prior
Property                       Description    Date       Date       Rate (B)     Terms      Liens
--------                       -----------  --------   --------     --------   ---------  ----------
First Mortgage Loans
    Stony Brook II
      East Haven, CT (E)(M)     125 Units     6/37       12/06       7.625%       (F)             --
    Sunset Gardens
      Eagle Pass, TX             60 Units     9/03         TBD       11.50%       (H)             --
    Northbrooke
      Harris County, TX         240 Units     8/43         N/A        7.45%       (L)             --
    Alexandrine
      Detroit, MI (N)            30 Units    11/02         N/A       11.00%       (H)             --

Subtotal First Mortgage Loans

Mexxanine Loans (G):

  Stabilized Properties
  ---------------------
    Stony Brook II (J)
      East Haven, CT            125 Units     6/37       12/06       15.33%       (H)      8,297,343
    Plaza at San Jacinto (K)
      Houston, TX               132 Units     1/43        6/11       11.40%       (H)      6,638,300

Subtotal Stabilized Mezzanine
  Loans

  Properties in Lease-Up
  ----------------------
    The Hollows (K)
      Greenville, NC            184 Units     1/42        1/12       10.00%       (H)      8,481,092
    Elmhurst Village (J)
      Oveido, FL                313 Units     1/42        3/19       10.00%       (H)     21,697,184(L)
    The Reserve at Autmn Creek(J)
      Friendswood, TX           212 Units     1/42        9/14       10.00%       (H)     16,038,089(L)

Subtotal Properties in Lease-UP

  Properties in Construction
  --------------------------
    Club at Brazos (I)
      Rosenberg, TX             200 Units     5/43         TBD       10.00%       (H)     14,363,800
    Northbrooke (J)
      Harris County, TX         240 Units     8/43         TBD       11.50%       (H)      6,143,579(L)

Subtotal Properties
    in Construction

Subtotal Mezzanine Loans

Total Mortgage Loans


                                                                        Interest Income
                                                                       Earned Applicable
                                    Outstanding                        To the Six Months
                                  Face Amount of    Carrying Amount          Ended
Property                           Mortgages (C)    of Mortgages (D)   September 30, 2002
--------                          ---------------   ----------------   ------------------
First Mortgage Loans
    Stony Brook II
      East Haven, CT (E)(M)          $8,297,343       $8,297,343           $  475,383
    Sunset Gardens
      Eagle Pass, TX                    892,902          874,411               61,235
    Northbrooke
      Harris County, TX                      --               --               15,458
    Alexandrine
      Detroit, MI (N)                   342,000          342,000                5,038
                                    -------------------------------------------------
Subtotal First Mortgage Loans         9,352,245        9,513,754              557,114
                                    -------------------------------------------------
Mezzanine Loans (G):

  Stabilized Properties
  ---------------------
    Stony Brook II (J)
      East Haven, CT                    763,909          656,898               67,730
    Plaza at San Jacinto (K)
      Houston, TX                     1,250,000        1,222,189              109,281
                                    -------------------------------------------------

Subtotal Stabilized Mezzanine
  Loans                               2,013,909        1,879,087              117,011
                                    -------------------------------------------------
Properties in Lease-Up
----------------------
    The Hollows (K)
      Greenville, NC                  1,549,200        1,394,186               99,528
    Elmhurst Village (J)
      Oveido, FL                      2,874,000        2,446,037              237,655
    The Reserve at Autmn Creek (J)
      Friendswood, TX                 1,987,000        1,925,753              146,772
                                    -------------------------------------------------

Subtotal Properties in Lease-Up       6,410,200        5,765,976              483,955
                                    -------------------------------------------------

Properties in Construction
--------------------------
    Club at Brazos (I)
      Rosenberg, TX                   1,962,000        1,884,245              148,559
    Northbrooke (J)
      Harris County, TX               1,500,000        1,362,823              179,492
                                    -------------------------------------------------
Subtotal Properties
    in Construction                   3,462,000        3,247,068              328,051
                                    -------------------------------------------------
Subtotal Mezzanine Loans             11,886,109       10,892,131              989,017
                                    -------------------------------------------------
Total Mortgage Loans                $21,418,354      $20,405,885           $1,546,131
                                    =================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


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

(C) No principal amounts of mortgage loans are subject to delinquent interest as of September 30, 2002.

(D) Carrying amounts of the mezzanine loans include unamortized origination costs and fees and loan discounts.

(E) Interest and principal payments on this first mortgage loan is insured by the U.S. Department of Housing and Urban Development.

(F) Requires monthly payments of principal and interest based on a 40-year amortization period. Loan is subject to 5-year lockout against prepayments, as well as a prepayment penalty structure during the second 5-year term of the loan.

(G) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(H)  Interest only payments are due monthly, with loan balance due at maturity.

(I) The funding of this mezzanine loan is based on property level operational achievements.

(J) The Company has an interest in the first lien position relating to this mezzanine loan.

(K) The Company does not have an interest in the first lien position relating to this mezzanine loan.

(L) The first mortgage loans related to those properties were converted from participations in FHA loans to ownership of the GNMA Certificates and are held by the Company.

(M) This first mortgage loan is pledged to secure the Company's obligation under a first loss protection agreement with Fannie Mae - See Notes 9 and 10.

(N)  The Alexandrine first mortgage loan was purchased in August 2002.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to investments in GNMA certificates as of September 30, 2002 is as follows:

                                                                                                                        Income
                                                                                                                        Earned
                                           Date                                                                        Applicable
                                        Purchase/                            Amortized    Unrealized                    to the
                                          Final     Stated     Principal      Cost at     Gain(Loss)    Balance at    Nine Months
                           Certificate   Payment   Interest  at September  at September  at September  at September Ended September
Name                         Number        Due       Rate      30, 2002      30, 2002     30, 2002       30, 2002      30, 2002
----                       -----------   --------  --------   ------------- -----------  -----------   ------------  --------------

Western Manor (1)             0355540     7/27/94    7.125%    $ 2,467,349   $ 2,473,044  $   41,324    $ 2,514,368   $  146,857
                                          3/15/29

Copper Commons (1)            0382486     7/28/94    8.500%      2,093,372     2,162,276      (6,103)     2,156,173      134,380
                                          8/15/29

SunCoast Capital Group,       G002412     6/23/97    7.000%        641,003       641,704      23,346        665,050       39,889
    Ltd. (1)                              4/20/27

Hollows Apts. (2)             511909      5/29/01                       --            --          --             --      196,859


Elmhurst Village (1)          549391      6/28/01    7.745%     21,697,184    21,697,184   2,473,213     24,170,397    1,239,518
                                           1/1/42

Reserve at Autumn Creek (1)   448747      6/28/01    7.745%     16,038,089    16,038,089   2,132,993     18,171,082      889,451
                                           1/1/42

Casitas at Montecito (1)      519289      3/11/02    7.300%      5,787,263     6,180,818     101,194      6,282,012      218,019
                                         10/15/42

Village at Marshfield (1)     519281      3/11/02    7.475%     19,887,779    21,522,879     821,470     22,344,349      779,777
                                          1/15/42

Cantera Crossing              532662      3/28/02    6.500%      4,759,432     4,702,534     467,152      5,169,686      127,119
                                           6/1/29

Fillmore Park (1)             536739      3/28/02    6.700%      1,189,095     1,202,905      31,999      1,234,904       28,376
                                         10/15/42

Northbrooke                   548972      5/24/02    7.080%      6,143,579     6,294,545     646,852      6,941,397      103,807
                                           8/1/43

Ellington Plaza               585494      7/26/02    6.835%      8,795,268     8,844,547     945,633      9,790,180       97,426
                                           6/1/44
                                                               -----------------------------------------------------------------
Total                                                          $89,499,413   $91,760,525  $7,679,073    $99,439,598   $4,001,478
                                                               =================================================================

(1) These GNMA Certificates are pledged as collateral for borrowings under the repurchase facility - See Note 5.

(2)  This GNMA Certificate was sold March 25, 2002.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at September 30, 2002 and December 31, 2001 were as follows:


(Dollars in thousands)
                                     September 30,     December 31,
                                         2002              2001
                                    --------------    -------------

Amortized cost                       $    91,760       $    49,500
Unrealized gain - net                      7,679               560
                                      ----------        ----------
Fair Value                           $    99,439       $    50,060
                                      ==========        ==========

As of September 30, 2002, there were gross unrealized gains and losses of $7,685,176 and $6,103, respectively. As of December 31, 2001, there were gross unrealized gains and losses of $579,252 and $18,865, respectively.

On March 25, 2002, the Company sold the Hollows GNMA Certificate for approximately $9.6 million. The amortized cost at the date of the sale was approximately $9.0 million, resulting in a gain of approximately $614,000. The Company recorded the sale on the trade date of March 25, 2002. The settlement date was in April 2002.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


NOTE 4 - Notes Receivable

The Company's notes receivable are collateralized by equity interest in the owner of the related property and consist of the following as of September 30, 2002:



                                                                                            Remaining
                                          Number of                        Outstanding      Committed
                                          Apartment        Carrying         Principal       Balance to     Interest
Property              Location              Units           Amount           Balance           Fund          Rate        Maturity
------------------------------------------------------------------------------------------------------------------------------------

Alexandrine (2)     Detroit, MI                30          $   213,936    $   213,936                --     12.50%     November 2002

Coronado
   Terrace (2)      San Diego, CA             312              574,292        581,360(1)     $1,418,640     11.00%     December 2002

Plaza Manor (2)     National City, CA         372            1,499,010      1,499,010                --     11.00%     December 2002

Concorde at
   Palm             Houston, TX               360            3,826,254      3,850,000                --     12.00%     December 2003

Parwood (2)         Long Beach, CA            528            1,969,438      2,000,000(1)      2,600,000     11.00%      January 2004

Concord at
   Little York      Houston, TX               276            3,469,654      3,500,000                --     12.00%     February 2004

Concord at
   Gulfgate         Houston, TX               288            3,444,116      3,500,000                --     12.00%          May 2004
                                        --------------------------------------------------------------------------------------------

      Total                                 2,326          $14,996,700    $15,144,306        $4,019,640
                                        ============================================================================================


(1)  Funded on an as needed basis.
(2)  Affiliated transaction (see Note 6).

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


The Company's notes receivable pay interest only until maturity when the principal is due. As of September 30, 2002, there were no past due amounts owed the Company on any note.

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

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and other qualified mortgage securities owned by the Company, some of which are pledged as collateral for the borrowings. In past quarters, interest on borrowings was at LIBOR plus 0.50%. During the third quarter, interest on borrowings decreased to LIBOR plus 0.05%. As of September 30, 2002 and December 31, 2001, the amounts outstanding under this facility were $62,412,000 and $43,610,000 and interest rates were 1.87% and 2.58%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at September 30, 2002, had 30-day settlement terms and are collateralized by certain GNMA Certificates as indicated in Note 3.

NOTE 6 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended September 30, 2002 and 2001 were as follows, all of which are paid to the
Advisor:

(Dollars in thousands)
                                    Three Months Ended     Nine Months Ended
                                       September 30,          December 31,
                                    -------------------   -------------------
                                      2002      2001        2002      2001
                                    -------------------   -------------------

Expense reimbursement               $    110   $     61   $    428   $    233
Asset management fees                    208         61        618        185
                                    --------   --------   --------   --------

                                    $    318   $    122   $  1,046   $    418
                                    ========   ========   ========   ========

Some of the Company's notes receivable (see Note 4), the guarantee on Creekside Apartments and standby bridge loan commitments described in Note 8 are to limited partnerships where the general partner is an affiliate of the Advisor with a 1% interest in the limited partnership, and the 99% limited partner is a limited partnership in which an affiliate of the Advisor owns a 1% general partnership interest and one or more Fortune 500 companies own a 99% limited partnership interest.

Note 7 - Earnings Per Share

Basic net income per share in the amount $.41 and $.28 and $1.22 and $.95 for the three and nine months ended September 30, 2002 and 2001, respectively, equals net income for the periods ($2,587,524 and $1,090,107 and $7,184,958 and $3,645,284, respectively), divided by the weighted average number of shares outstanding which were 6,363,630 and 3,838,630 and 5,901,176 and 3,838,630, respectively.

Because the Company had no dilutive securities outstanding during the nine months ended September 30, 2002 or 2001, diluted net income per share is the same as basic net income per share.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


Note 8 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of September 30, 2002, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae program and has made forward commitments for an additional approximate $5.3 million. The Company's maximum guaranty at September 30, 2002 was $8.6 million.

During August 2002, the Company purchased one construction loan in the amount of $342,000 due to a default on a construction loan that was 100% guaranteed by the Company under the Fannie Mae program. The loan defaulted due to problems relating to construction issues of Alexandrine Square, a 30-unit apartment complex in Detroit, Michigan. The construction loan is classified as a first mortgage loan on the balance sheet at September 30, 2002.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in FNMA loan program expenses in the Consolidated Statement of Income.

In May of 2002, The Company guaranteed a construction loan of approximately $7.5 million for Creekside Apartments, a proposed 144-unit affordable multi-family apartment complex located in Colorado Springs, Colorado, in exchange for a 0.375% fee, which will be received on a monthly basis after construction completion up until the date in which permanent financing takes place ("the guarantee period"). The construction loan guarantee will provide credit support for the guarantee period. It is anticipated that construction will be completed in February 2003 and that the property will reach stabilization in October 2003. The fee will be recognized monthly during the guarantee period.

In July of 2002, the Company granted a standby bridge loan commitment to a third party in the amount of approximately $1.7 million. The purpose of the bridge loan, which is expected to be funded in February 2003, is to fund the construction of a 160-unit affordable multi-family apartment complex located in Laredo, TX, known as Clark's Crossing Apartments. The bridge loan will carry an interest rate of 12%. The Company received a bridge loan origination fee of 2% which has been deferred and will begin amortizing over the life of the loan when the loan is funded.

In conjunction with the bridge loan, the Company has also guaranteed a construction loan of approximately $4.8 million, providing credit support for the period beginning with construction completion until the property reaches stabilization, in exchange for an up-front construction loan guarantee fee of 0.625% of the construction loan amount, which was received by the Company and is being amortized over the life of the construction loan, and a 0.50% construction loan administration fee, which will be received on a monthly basis during the guarantee period. Construction is expected to be completed in April 2003 and stabilization achieved in October 2003.

               AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                    Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


In February of 2002, the Company issued a standby bridge loan commitment of $400,000 for the rehabilitation of Valley View and Summertree Apartments, two apartment complexes featuring 240 total units and located in Little Rock, Arkansas. The loan, if funded, will bear interest at 12%. Funding, should it be needed, is not anticipated to occur until the property reaches stabilization. The Company received a fee of 2.5% for issuing the commitment. The first mortgage bond relating to these apartments is held by Charter Municipal Mortgage Acceptance Company ("CharterMac"), a publicly traded company which is managed by an affiliate of the Advisor.

In June of 2002, the Company issued a standby bridge loan commitment of $1.4 million for the construction of Willow Creek Apartments, a 104-unit multi-family apartment complex located in North Port, Florida. The loan, if funded, will bear interest at a rate of 12%. Funding, should it be needed, is not anticipated to occur until December 2003, at the earliest. The Company received a fee of 3.57% for issuing the commitment. The first mortgage bond relating to these apartments is held by CharterMac.

In June of 2002, the Company issued a standby bridge loan commitment of $400,000 for the rehabilitation of McMullen Square Apartments, a 100-unit complex featuring 18 two-story buildings and two one-story buildings, located in San Antonio, Texas. The loan, if funded, will bear interest at a rate of 12%. Funding, should it be needed, is not anticipated to occur until February 2003. The Company received a fee of 2.5% for issuing the commitment.

In August of 2002, the Company issued a standby permanent loan commitment of up to approximately $4.3 million, for the rehabilitation of Highland Park Apartments, a 200-unit garden style apartment complex located in Topeka, Kansas, for which the Company received a loan standby commitment fee of 2.0%. If funded, which could occur in December 2003, the Company would receive interest of 9.5%. If funded, the Company will also receive a loan origination fee of 1.0%.

Based on the Company's experience with similar arrangements, management has taken the position that the likelihood that any of the above described commitments, with the exception of the standby bridge loan commitment granted to fund the construction of Clark's Crossing Apartments in the approximate amount of $1.7 million, will be exercised is remote. Therefore, the fees received for a commitment to originate a loan are recognized over the commitment period on a straight-line basis in other income. If, however, management believes that the likelihood that the commitments will be exercised is possible or probable, the commitment fees will be deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield, or, if the commitment expires unexercised, recognized in other income upon expiration of the commitment.

Note 9 - Investment in Unconsolidated Subsidiary and Note Receivable

As discussed in Note 8, the Company has entered into an agreement with Fannie Mae whereby the Company would provide first loss protection on certain loans funded by Fannie Mae pursuant to a Master Financing and Loss Sharing Agreement.

Through a consolidated subsidiary, AMAC/FM, and pursuant to a Guaranty and Security Agreement with Fannie Mae, the payment of the Company's obligations under this program is guaranteed and secured by AMAC/FM's pledge and grant to Fannie Mae of a security interest on certain assets of AMAC/FM.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2002
                                   (Unaudited)


During January 2001, all of the voting common stock of AMAC/FM, previously owned by the Advisor, was purchased by the Company, the effect of which is to make AMAC/FM a wholly-owned, consolidated subsidiary of the Company. This change was implemented as a result of the REIT Modernization Act of 1999, which allows REITs to directly own taxable REIT subsidiaries, beginning after the year 2000.

Note 10 - Shareholders' Equity

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million net of underwriters' discount and expenses, have been primarily used to invest in GNMA Certificates.

Note 11 - Subsequent Events

In November 2002, a distribution of $2,386,361, ($0.375 per share) which was declared in September 2002, was paid to shareholders for the quarter ended September 30, 2002.

In November 2002, the Company purchased a GNMA Permanent Loan Certificate (PLC) secured by Burlington Apartments, a 427-unit multi-family apartment complex located in St. Paul, Minnesota in the approximate amount of $6,830,000. The PLC yields interest at a rate of 5.90% and matures in April 2031.

In October 2002, the Company guaranteed a construction loan of approximately $3,675,000 for Village of Meadowbend Apartments, a proposed 138 unit affordable multi-family apartment complex located in Temple, Texas, in exchange for an up-front construction loan guarantee fee of 0.75% of the construction loan amount and a 0.50% construction loan administration fee, which will be received on a monthly basis during the guarantee period. The construction loan guarantee will provide credit support for the guarantee period. It is anticipated that construction will be completed in December 2003 and that the property will reach stabilization in April 2004. The construction loan guarantee fee has been received by the Company in October 2002. The construction loan administration fee will be recognized monthly during the guarantee period.

During October 2002, the Company secured a Mortgage Warehouse Line of Credit ("Facility") with Fleet Securities Inc. in the amount of $40 million. Advances under the Facility will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. The Facility, which matures April 2006, bears an interest rate of LIBOR + 200 basis points, payable monthly on advances. Principal will be due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the Facility.

During November 2002, the Company funded a $6.3 million acquisition bridge loan for Del Mar Villas, a 260-unit multi-family apartment complex located in Dallas, Texas. The bridge loan, which matures April 2004, bears an interest rate of LIBOR + 462.5 basis points. Payments on the loan are interest only for the full 18-month term. The Company will receive a loan origination fee of 1.5% and will receive a exit fee of 0.5% - 1.5%, depending upon the timing and source of the repayment of the loan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

The net income for the three and nine months ended September 30, 2002 and 2001 was $2,587,524 and $1,090,107 and $7,184,958 and $3,645,284, respectively. The total of the annual operating expenses of the Company may not exceed the greater of (i) 2% of the Average Invested Assets of the Company or (ii) 25% of the Company's net income, unless such excess is approved by the Independent Trustees. On an annualized basis, there was no such excess for the nine months ended September 30, 2002 and 2001.

Interest income from mortgage loans increased approximately $186,000 for the three months ended September 30, 2002 as compared to 2001 due to the addition of Northbrooke, Sunset Gardens, and Alexandrine Square mortgage loans and decreased approximately $711,000 for the nine months ended September 30, 2002 as compared to 2001 primarily due to the conversion of Hollows, Elmhurst Village and Autumn Creek mortgages to GNMA Certificates and the sale of the Columbiana mortgage during 2001.

Interest income from GNMA certificates increased approximately $689,000 and $2,648,000 for the three and nine months ended September 30, 2002 as compared to 2001, primarily due to the conversion of three mortgage loans to GNMA certificates in 2001 and the purchase of an additional five GNMA Certificates in 2002, offset by the loss of interest income from the Hollows GNMA Certificate which was sold in March of 2002.

Interest income from notes receivable increased approximately $421,000 and $1,428,000 for the three and nine months ended September 30, 2002 as compared to 2001 due to the addition of nine notes receivable during 2001 and 2002.

During the nine months ended September 30, 2002, the Company recognized approximately $358,000 in FNMA loan program expenses associated with the write-off of the unamortized deferred costs related to the FNMA loan program.

Fees to advisor increased approximately $196,000 and $628,000 for the three and nine months ended September 30, 2002 as compared to 2001 due to an increase in the Company's assets and an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company.

A gain on the repayment of GNMAs and mortgage loans in the amount of approximately $614,000 was recorded for the nine months ended September 30, 2002, relating to the sale of the Hollows GNMA on March 25, 2002; during the three and nine months ending September 30, 2001, a loss on repayment of approximately $212,000 was recorded relating to the repayment of the Columbian loans.

Liquidity and Capital Resources
-------------------------------

Effective April 26, 1999, upon authorization by the Board of Trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of September 30, 2002, there were 6,363,630 shares outstanding.

The Company's business plan focuses on originating and acquiring government insured and uninsured mortgages secured by multi-family properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multi-family mortgages.

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million net of underwriters' discount and expenses, have been primarily used to invest in GNMA Certificates.

During the nine months ended September 30, 2002, cash and cash equivalents increased approximately $2 million primarily due to net proceeds from the common share offering, approximately $31 million, proceeds from repurchase facilities payable, approximately $18.8 million and cash provided by operating activities, approximately $5.5 million, offset by investments in mortgage loans, approximately $2.6 million, investments in GNMA Certificates, approximately $42 million, increase in notes receivable, approximately $3.6 million and distributions to shareholders, approximately $6 million.

The yield on the GNMA Certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA Certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMAs tends to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. The Company's GNMAs are collateralized by mortgage loans on multi-family properties.

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

The yield on the mezzanine loans is based on a fixed percentage of the associated first mortgage loan, plus a percentage of the available cash flow produced by the underlying multi-family property, and a participation in sale or refinancing proceeds. The yield will vary based on the operating results of the underlying property, its requirements for capital improvements, and the ability of the property owners to successfully sell or refinance the underlying property.

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

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This facility enables the Company to borrow up to 95% of the fair market value of GNMA certificates and other qualified mortgage securities owned by the Company, which are pledged as collateral for the borrowings. Through the quarter ended June 30, 2002, interest on borrowings were at LIBOR plus 0.50%. During the third quarter, interest on borrowings decreased to LIBOR plus 0.05%. As of September 30, 2002 and December 31, 2001, the amount outstanding under this facility was $62,412,000 and $43,610,000 and interest rates were 1.87% and 2.58%, respectively. All borrowings under this facility typically have 30-day settlement terms. However, the Company has the option to shorten or extend the length of the settlement terms at its discretion. The Company has not experienced any problems when renewing its borrowing and management believes it will be able to continue to renew its borrowings when due. If the Company were unable to renew such borrowings with Nomura, it would have to either find replacement financing or sell assets at prices which may be below market value.

During October 2002, the Company secured a Mortgage Warehouse Line of Credit ("Facility") with Fleet Securities Inc. in the amount of $40 million. Advances under the Facility will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. The Facility, which matures April 2006, bears an interest rate of LIBOR + 200 basis points, payable monthly on advances. Principal will be due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the Facility.

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

The Company completed a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company will originate and contract for individual loans of up to $6 million each over a two-year period and will work with American Property Financing, an unaffiliated third party, which will underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and will receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of September 30, 2002, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae program and has made forward commitments for an additional approximate $5.3 million. The Company's maximum guaranty at September 30, 2002 was $8.6 million.

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

In November 2002, a distribution of $2,386,361 ($0.375 per share), which was declared in September 2002, was paid to the shareholders for the quarter ended September 30, 2002.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of $7,079,540 and $4,174,510 for the nine months ended September 30, 2002 and 2001, respectively, the current year has no return of capital and for 2001, $317,654 ($.08 per share or 7.61%) represented a return of capital determined in accordance with generally accepted accounting principles. As of September 30, 2002, the aggregate amount of the distributions made since the inception of the Company in 1977 representing a return of capital, in accordance with generally accepted accounting principles, totaled approximately $14,399,000. The portion of the distributions that constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2001. These critical accounting policies have not changed during 2002, but the Company has entered into several transactions which involve new critical accounting policies as described in the following two paragraphs.

The Company has entered into agreements to guarantee certain construction loans. The Company must periodically evaluate its potential liability under these guarantees and might be required to record a liability, or purchase the associated loan, should the loan experience credit difficulties. To date, the Company has not provided for any liability under its guarantees; although, it has purchased one construction loan that was in default and was guaranteed by the Company.

The Company has entered into standby loan commitments, for which it receives an upfront fee. The Company must evaluate each commitment's likelihood of exercise. To date, management has taken the position, with the exception of a standby bridge loan commitment to fund the construction of Clark's Crossing Apartments, that the likelihood that any of the commitments will be exercised is remote; accordingly, the fees are being recognized as income over the commitment period. If it is determined that the likelihood that a commitment will be exercised is possible or probable, as in the case of the loan commitment to fund the construction of Clark's Crossing Apartments, such fees are deferred and, if the commitment is exercised, will be amortized over the life of the loan as an adjustment to yield or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

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

The Company's borrowings under repurchase agreements bear interest at rates that fluctuate with LIBOR. Based on the $62.4 million of borrowings outstanding under these facilities at September 30, 2002, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $624,000.

Cash flows and income from the Company's other financial instruments, consisting primarily of mortgage loans, a preferred equity interest, GNMA certificates, and cash and cash equivalents, would not be significantly affected by changes in interest rates, because most of these instruments bear interest at fixed rates, and are not subject to financing or are not hedged. Cash and cash equivalents and the mortgage loans are carried at amortized cost, and so their carrying values are not impacted by changes in interest rates. The GNMA investments are adjusted to market value through comprehensive income in shareholders' equity. The preferred equity interest is carried on the equity method; although changes in interest rates would not directly impact the carrying value of this asset, they might adversely affect the ability of the underlying entity to meet its preferred distribution requirements.

Item 4.  Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in alerting them on a timely basis to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company's reports filed or submitted under the Exchange Act.

(b) Changes in Internal Controls. Since the Evaluation Date, there have not been any significant changes in the Company's internal controls or in other factors that could significantly affect such controls.

                            PART II. OTHER INFORMATION


Item 1.   Legal Proceedings

          The Company is not a party to any material pending legal proceedings.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities and Use of Proceeds - None.

Item 4.   Submission of Matters to a Vote of Security Holders - None.

Item 5.   Other Information - None.

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


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: November 12, 2002           By:  /s/ Stuart J. Boesky
                                       --------------------
                                       Stuart J. Boesky
                                       Trustee, Chairman of the Board,
                                       President and Chief Executive Officer


Date: November 12, 2002           By:  /s/ Stuart A. Rothstein
                                       -----------------------
                                       Stuart A. Rothstein
                                       Chief Financial Officer

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Mortgage Acceptance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002                           By:   /s/ Stuart J. Boesky
       -----------------                                 --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                  CERTIFICATION


I, Stuart A. Rothstein, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q of American Mortgage Acceptance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:


          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.




Date:  November 12, 2002                           By:   /s/ Stuart A. Rothstein
       -----------------                                 -----------------------
                                                         Stuart A. Rothstein
                                                         Chief Financial Officer

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:    /s/ Stuart J. Boesky
       --------------------
       Stuart J. Boesky
       Chief Executive Officer
       November 12, 2002

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart A. Rothstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:    /s/ Stuart A. Rothstein
       -----------------------
       Stuart A. Rothstein
       Chief Financial Officer
       November 12, 2002