Form 10-K
period 2002-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2003-03-24
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark One)

   X      ANNUAL  REPORT  PURSUANT  TO  SECTION 13 OR 15(d)  OF  THE  SECURITIES
-------   EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 2002

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


     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No

                         ---  ---
     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 28, 2002 was $83,580,115, based on a price of $13.40 per share, the closing sales price for the Registrant's shares of beneficial interest on the American Stock Exchange on that date.

     As of March 14, 2003 there were 6,363,630 outstanding shares of the Registrant's shares of beneficial interest.


                       DOCUMENTS INCORPORATED BY REFERENCE


Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 11, 2003, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 42
Page 1 of 72

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

WHEN  USED  IN  THIS  ANNUAL  REPORT  ON  FORM  10-K,   THE  WORDS   "BELIEVES",
"ANTICIPATES", "EXPECTS" AND SIMILAR EXPRESSIONS ARE INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS. STATEMENTS LOOKING FORWARD IN TIME ARE INCLUDED IN THIS ANNUAL REPORT ON FORM 10-K PURSUANT TO THE "SAFE HARBOR" PROVISION OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995. SUCH STATEMENTS ARE SUBJECT TO CERTAIN RISKS AND UNCERTAINTIES WHICH COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY, INCLUDING, BUT NOT LIMITED TO, THOSE SET FORTH IN "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS". READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH SPEAK ONLY AS OF THE DATE HEREOF.

                                     PART I

Item 1.  Business.

General
-------

American Mortgage Acceptance Company (the "Company") was formed on June 11, 1991 as a Massachusetts business trust. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

Effective April 26, 1999, upon authorization by the Company's board of trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999 under the symbol "AMC". As of December 31, 2002, there were 6,363,630 Shares outstanding.

The Company's business plan focuses on originating and acquiring mortgages secured by multi-family properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans, and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multi-family mortgages, issues guarantees of construction and permanent financing, and makes standby and forward loan commitments.

The Company is governed by a board of trustees comprised of three independent trustees and two trustees who are affiliated with Related Capital Company ("Related"). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs. The
Advisor has subcontracted with Related to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

The consolidated financial statements include the accounts of the Company and three wholly-owned subsidiaries which it controls: AMAC Repo Seller, AMAC/FM Corporation ("AMAC/FM") and AMAC Credit Facility, LLC. All intercompany accounts and transactions have been eliminated in consolidation, unless otherwise indicated. The "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

Investment Strategy
-------------------

Since the Company's 1999 listing on the American Stock Exchange, the Company's goal has been to attempt to maximize the return on the Company's asset base by investing in higher yielding assets while managing risk by maintaining a portion of its investments in government agency guaranteed or insured assets and by maintaining a conservative capital structure.

The Company seeks asset diversification, capital appreciation and income for distribution to its shareholders primarily through the acquisition and origination of mortgages secured by multifamily properties. These investments may take the form of first mortgages, mezzanine loans, construction loans and bridge loans. The Company also indirectly invests in subordinate commercial mortgage-backed securities and may invest in other real estate assets.

The Company invests in the following types of assets:

Government Insured and Guaranteed Investments

Generally, the Company seeks to maintain a minimum of 40% of its mortgage investments in government insured or guaranteed investments, primarily through the acquisition or origination of mortgage loans on multi-family properties, the principal of which is insured by the Federal Housing Authority ("FHA"), and the acquisition of Government National Mortgage Association ("GNMA") mortgage-backed securities and pass-through certificates. The Company believes that government agency insured lending offers safety, liquidity and moderate yields, while also providing a strong asset base for collateralized borrowing on favorable terms.

Mezzanine Loans

Mezzanine  loans  are  subordinate  to  senior   mortgages  and  may  include  a
participating component, such as a right to a portion of the cash flow and proceeds generated from the refinancing and sale of the underlying properties.

The Company seeks to capitalize on attractive yields available through the funding of mezzanine debt in combination with origination of government insured, multi-family first mortgages. The Company believes that it is one of the few lenders in the country who offer mezzanine loans in conjunction with agency-insured first mortgage loans.

The Company's mezzanine loans typically finance newly constructed or rehabilitated market-rate multi-family properties and generally have terms of 40 years with an option to call the loan on 12 months notice at any time after the tenth anniversary of the completion of the construction or rehabilitation. These loans are typically in a subordinated mortgage position, are also secured by equity interests in the borrower and have limited recourse to the borrower for the three years from the date of loan. The Company seeks properties in growing real estate markets with well capitalized developers or guarantors. The Company leverages the expertise of its Advisor and its affiliates in both the initial underwriting of the property, as well as in the ongoing monitoring of the property through construction, lease-up and stabilization.

Bridge Loans

The Company has two bridge loan programs. In the first, the Company's bridge loans are typically funded in connection with the development of multi-family properties which benefit from the Low Income Housing Tax Credit program under
Section 42 of the Internal Revenue Code ("LIHTC program"). Due to the equity payment schedule typically associated with the LIHTC program, there can be periods in a construction cycle where a developer needs short-term capital. To capitalize on this demand, the Company will offer bridge loans to developers with typical terms of approximately 12 months and which are collateralized by the equity interests in the property owner. In the second program, the Company provides bridge loans for properties undergoing rehabilitation by new owners when the rehabilitation process will add significant value to the property and reduce the effective loan-to-value ratio and risk of loss. The Company's loans may finance the initial purchase and/or the subsequent rehabilitation of a property.

During October 2002, the Company entered into a mortgage warehouse line of credit (the "Fleet Warehouse Facility") with Fleet National Bank ("Fleet"), in the amount of $40 million. Advances under the Fleet Warehouse Facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. As of December 31, 2002, the Company had approximately $8.8 million in loans outstanding under this program.

Commercial Mortgage-Backed Securities ("CMBS")

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

The Company currently invests indirectly in CMBS through a convertible preferred equity investment in ARCap Investors, LLC ("ARCap"). ARCap specializes in, and is a recognized industry leader in investing in, non-investment grade and unrated subordinated CMBS. The CMBS which comprise ARCap's portfolio are collateralized by a diverse range of underlying properties including multi-family, retail, office and hotel.

Standby Loan Commitments

The Company issues standby bridge loan and permanent loan commitments for projects involved with the construction or rehabilitation of multi-family apartment complexes in various locations. In return, the Company receives a fee for issuing these commitments.

Construction Guarantees

The Company has entered into an agreement with Wachovia Bank, National Association ("Wachovia"), to provide stabilization guarantees for the benefit of Wachovia for new construction of multi-family properties under the LIHTC program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. The Company is guarantying that properties which have completed construction will stabilize and will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough Net Operating Income for Fannie Mae to fully fund their commitment, AMAC may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae Permanent Loan Amount.

Portfolio
---------

At December 31, 2002, the Company had total assets of approximately $195.1 million of which approximately $22.4 million represented mortgage or mortgage-related investments. At December 31, 2002, the Company owned approximately $114 million in GNMA certificates and had invested approximately $8.3 million in a FHA insured first mortgage loan (repaid subsequent to year end) aggregating approximately $122.3 million, or approximately 62.7% of the Company's assets. The Company generally seeks to maintain at least 40% of its mortgage investments in government insured or guaranteed investments.

At December 31, 2002, the Company owned approximately $12.4 million in mezzanine loans and approximately $26 million in bridge loans funded in connection with the development of multi-family properties which benefit from the LIHTC program. The Company also owned an indirect investment in CMBS through the Company's $20.2 million preferred equity interest in ARCap.

GNMA Certificates

As  of  December  31,  2002,  the  Company's   portfolio  included  twelve  GNMA
certificates.

GNMA is a wholly owned United States government corporation within the Department of Housing and Urban Development ("HUD") created to support a secondary market in government-insured and guaranteed mortgage loans. GNMA guarantees the timely payment of principal and interest on its securities, which are backed by pools of FHA and other government agency insured or guaranteed mortgages. GNMA certificates are backed by the full faith and credit of the United States government. GNMAs are widely held and traded mortgage-backed securities and therefore provide a high degree of liquidity.

The yield on the GNMA certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMAs tend to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Certain of the Company's GNMAs are collateralized by mortgage loans on multi-family properties.

Investments in GNMA Certificates - Available for Sale
--------------------------------
Information relating to GNMA certificates owned by the Company as of December 31, 2002 is as follows:
(Dollars in thousands)

                                                                                                                           Interest
                                                                                                                            Income
                                                                                                                            Earned
                                                                                                 Unrealized               Applicable
                                                Date                   Principal    Amortized    Gain (Loss)   Balance   to the Year
                                    Final     Purchased/   Stated         at        Cost at          at           at        Ended
                                 Certificate   Payment    Interest     December     December      December     December    December
                                    Number       Date       Rate       31,2002      31,2002       31,2002      31,2002     31,2002
                                 -----------  --------    --------     ---------    ---------    ----------    --------   ----------

Western Manor (1)                  0355540     7/27/94      7.125%     $  2,460     $  2,470          $39      $  2,509     $    196
                                               3/15/29

Copper Commons (1)                 0382486     7/28/94      8.500%        2,088        2,158          (28)        2,130          179
                                               8/15/29

SunCoast Capital Group, Ltd. (1)   G002412     6/23/97      7.000%          546          547           32           579           50
                                               4/20/27

Hollows Apts. (2)                  511909      5/29/01          --           --           --           --            --          197


Elmhurst Village (1)               549391      6/28/01      7.745%       21,677       21,677          922        22,599        1,659
                                                1/1/42

Reserve  at Autumn  Creek (1)      448748      6/28/01      7.745%       16,023       16,023        2,574        18,597        1,200
                                                1/1/42

Casitas at Montecito (1)(3)        519289      3/11/02      7.300%        5,787        6,178          458         6,636          321
                                              10/15/42

Village at Marshfield (1)          519281      3/11/02      7.475%       19,869       21,493        1,331        22,824        1,140
                                               1/15/42

Cantera Crossing (1)               532662      3/28/02      6.500%        5,555        5,489          592         6,081          210
                                                6/1/29

Fillmore Park (1)                  536739      3/28/02      6.700%        1,189        1,203          116         1,319           48
                                              10/15/42

Northbrooke (1)                    548972      5/24/02      7.080%       10,475       10,625        1,231        11,856          244
                                                8/1/43

Ellington Plaza (1)                585494      7/26/02      6.835%       10,501       10,559        1,159        11,718          258
                                                6/1/44

Burlington (1)                     595515      11/1/02      5.900%        6,824        6,909          277         7,186           67
                                               4/15/31

                                                                       --------     --------     --------      --------     --------

Total                                                                  $102,994     $105,331     $  8,703      $114,034     $  5,769

                                                                       ========     ========     ========      ========     ========

(1) These GNMA certificates are partially or wholly pledged as collateral for borrowings under the repurchase facility - See Note 7.
(2) This GNMA certificate was sold March 25, 2002, resulting in a gain of approximately $614,000.
(3)  This GNMA certificate was repaid in March 2003.

Bridge Loans

The portfolio of bridge loans as of December 31, 2002 is summarized in the table below:
(Dollars in thousands)



                                                                                             Remaining
                                     Number of    Outstanding    Unamortized                 Committed
                                     Apartment     Principal      Costs and      Carrying     Balance    Interest
Property             Location          Units        Balance          Fees         Amount      to Fund      Rate         Maturity
------------------------------------------------------------------------------------------------------------------------------------

Alexandrine (3)     Detroit, MI           30       $   214        $      --      $   214     $    --       12.50%   November 2002(5)

Concord at
   Palm (3)(6)      Houston, TX          360         3,850               18        3,832          --       12.00%   December 2003

Parwood (3)         Long Beach, CA       528         3,022(1)            25        2,997       1,578       11.00%    January 2004

Concord at
   Little York      Houston, TX          276         3,500               25        3,475          --       12.00%   February 2004

Concord at
   Gulfgate         Houston, TX          288         3,500               47        3,453          --       12.00%        May 2004

Reserve at
   Fox River        Yorkville, IL        132         1,350               11        1,339          --       12.00%        May 2003

Del Mar                                                                                                   LIBOR +
   Villas (4)       Dallas, TX           260         5,554               42        5,512          --       4.625%      April 2004

Mountain                                                                                                  LIBOR +
   Valley (4)       Dallas, TX           312         5,242               67        5,175       1,065(2)    4.750%   November 2004
                                     ------------------------------------------------------------------

     Total                             2,186       $26,232        $     235      $25,997     $ 2,643
                                     ==================================================================

(1)  Funded on an as needed basis.
(2)  To be funded for rehabilitation.
(3) These loans are to limited partnerships whose general partners are affiliates of the Advisor.
(4) Pledged as collateral in connection with warehouse facility with Fleet National Bank (see Note 8 of the accompanying consolidated financial statements).
(5) Consists of two notes that mature in November 2002. One note, in the approximate amount of $207,000, has been repaid January 2003. The remaining note, in the amount of $6,800, remains unpaid.
(6)  The Concord of Palm bridge loan was repaid in full in March 2003.

Investments in Mortgage Loans
-----------------------------

Information relating to the Company's investments in mortgage loans as of December 31, 2002 is as follows:
(Dollars in thousands)

                                                          Final                                                         Share of
                                                         Maturity                                        Lifetime   Excess Operating
Property                                 Description       Date      Call Date(A)   Interest Rate(B)   Interest Cap    Cash Flows


First Mortgage Loans

  Stony Brook II (E)(M)(P)
    East Haven, CT                         125 Units        6/37            12/06          7.625%            N/A            N/A

  Sunset Gardens
    Eagle Pass, TX                          60 Units        9/03              N/A          11.50%            N/A            N/A

  Northbrooke
    Harris County, TX                      240 Units        8/43              N/A           7.45%            N/A            N/A

  Alexandrine
    Detroit, MI                             30 Units       12/03              N/A          11.00%            N/A            N/A


Subtotal First Mortgage Loans

Mezzanine Loans (G):

  Stabilized Properties
  ---------------------

    Stony Brook II (J)(N)(P)
      East Haven, CT                       125 Units        6/37            12/06          15.33%            16%            40%

    Plaza at San Jacinto (K)(N)
      Houston, TX                          132 Units        1/43             6/11          11.40%            16%            50%


Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------

    The Hollows (K)(N)
      Greenville, NC                       184 Units        1/42             1/12          10.00%            16%            50%

    Elmhurst Village (J)(N)
      Oveido, FL                           313 Units        1/42             3/19          10.00%            16%            50%

    The Reserve at Autumn Creek (J)(N)
      Friendswood, TX                      212 Units        1/42             9/14          10.00%            16%            50%


Subtotal Properties in Lease-Up


  Properties in Construction
  --------------------------

    Club at Brazos (I)(N)(K)
      Rosenberg, TX                        200 Units        5/43              TBD          10.00%            14%            50%

    Northbrooke (J)(N)
      Harris County, TX                    240 Units        8/43              TBD          11.50%            14%            50%

    Del Mar Villas
      Dallas, TX                           260 Units        4/04              N/A    LIBOR+4.625%            (O)            N/A

    Mountain Valley
      Dallas, TX                           312 Units       11/04              N/A    LIBOR+4.750%            (O)            N/A


Subtotal Properties in Construction


Subtotal Mezzanine Loans


Total Mortgage Loans



                                                                                                                            Interest
                                                                                                                             Earned
                                                                                                                          Applicable
                                                                                                                             to the
                                           Share of                                                                           Year
                                         Excess Sale or                                Outstanding  Unamortized Carrying     Ended
                                          Refinancing      Periodic                 Face Amount of   Costs and  Amount of   December
Property                                   Proceeds      Payment Terms  Prior Liens   Mortgages(C)     Fees     Mortages(D) 31, 2002

First Mortgage Loans:
  Stony Brook II (E)(M)(P)
    East Haven, CT                            N/A               (F)            --      $    8,285   $     --    $   8,285   $    633

  Sunset Gardens
    Eagle Pass, TX                            N/A               (H)            --           1,323        (14)       1,309         99

  Northbrooke
    Harris County, TX                         N/A               (L)            --              --         --           --         16

  Alexandrine
    Detroit, MI                               N/A               (H)            --             342         --          342         15
                                                                                       ---------------------------------------------

Subtotal First Mortgage Loans                                                               9,950        (14)       9,936        763
                                                                                       ---------------------------------------------
Mezzanine Loans (G):

  Stabilized Properties
  ---------------------

    Stony Brook II (J)(N)(P)
      East Haven, CT                          35%               (H)      $  8,285             764       (113)         651         90

    Plaza at San Jacinto (K)(N)
      Houston, TX                             50%               (H)         6,522           1,250        (24)       1,226        149
                                                                                       ---------------------------------------------

Subtotal Stabilized Mezzanine Loans                                                         2,014       (137)      1,877         239
                                                                                       ---------------------------------------------
Properties in Lease-Up
----------------------

    The Hollows (K)(N)
      Greenville, NC                          25%               (H)         8,915           1,549       (150)       1,399        191

    Elmhurst Village (J)(N)
      Oveido, FL                              25%               (H)        21,677(L)        2,874       (419)       2,455        319

    The Reserve at Autumn Creek (J)(N)
      Friendswood, TX                         25%               (H)        16,023(L)        1,987        (60)       1,927        192
                                                                                       ---------------------------------------------

Subtotal Properties in Lease-Up                                                             6,410       (629)       5,781        702
                                                                                       ---------------------------------------------

  Properties in Construction
  --------------------------

    Club at Brazos (I)(N)(K)
      Rosenberg, TX                           25%               (H)        13,436           1,962        (77)       1,885        198

    Northbrooke (J)(N)
      Harris County, TX                       50%               (H)        10,475(L)        1,500       (136)       1,364        134

    Del Mar Villas
      Dallas, TX                              N/A               (H)         5,554             765         --          765          8

    Mountain Valley
      Dallas, TX                              N/A               (H)         5,242             776         --          776          6
                                                                                       ---------------------------------------------

Subtotal Properties in Construction                                                         5,003       (213)       4,790        346
                                                                                       ---------------------------------------------

Subtotal Mezzanine Loans                                                                   13,427       (979)      12,448      1,287
                                                                                       ---------------------------------------------

Total Mortgage Loans                                                                   $   23,377      $(993)   $  22,384   $  2,050
                                                                                       =============================================

(A) Loans are subject to mandatory prepayment at the option of the Company ten years after construction completion, with one year's notice. Loans with a call date of "TBD" are still under construction.

(B) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan (prior liens). The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service and participation in sale or refinancing proceeds and certain provisions that cap the Company's total yield, including additional interest and participations, over the term of the loan.

(C) No principal amounts of mortgage loans are subject to delinquent interest as of December 31, 2002.

(D) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(E) Interest and principal payments on this first mortgage loan are insured by the U.S. Department of Housing and Urban Development.

(F) Requires monthly payments of principal and interest based on a 40-year amortization period. Loan is subject to five-year lockout against prepayments, as well as a prepayment penalty structure during the second five-year term of the loan.

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

(M) This first mortgage loan is pledged to secure the Company's obligation under a first loss protection agreement with Fannie Mae - see Note 14 in the accompanying consolidated financial statements.

(N) Lifetime interest cap represents the maximum annual return, including interest, fees and participations, that can be earned by the Company over the life of the mezzanine loan, computed as a percentage of the balance of the first mortgage loan plus the mezzanine loan.

(O)  Interest cap on these loans is the maximum rate permitted by law.

(P) The Stony Brook II first mortgage loan and mezzanine loan were repaid in January 2003 - See Note 14 in the accompanying consolidated financial statements.

Commercial   Mortgage-Backed   Security-Related   Investment   and  Short  Sale;
--------------------------------------------------------------------------------
Investment in ARCap
-------------------

On September 30, 1999, the Company acquired from ARCap, a "BB+" rated subordinated CMBS from a Chase Manhattan Bank-First Union National Bank commercial mortgage trust. The CMBS investment, which was purchased for $35,622,358, had a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through the Bear Stearns repurchase facility (see Repurchase Facilities below). In connection with this acquisition, the Company entered into an agreement (the "Agreement") with ARCap. Under the Agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment. ARCap invests primarily in subordinated CMBS.

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

The Company owns 800,000 preferred equity units of ARCap, with a face amount of $25 per unit, representing a 7.27% ownership and voting interest. The preferred equity units are convertible, at the Company's option, into ARCap common units. If converted into common units, the conversion price is equivalent to $25 per unit, subject to certain adjustments. Also, if not already converted, for a period of sixty days following the fifth anniversary of the first closing date, which will be August 4, 2005, the preferred equity units are convertible, at the Company's option, into a three-year note bearing interest at 12% that would be junior to all of ARCap's then existing indebtedness. The preferred equity units are also redeemable, at the option of ARCap, up until the fifth anniversary of the first closing date.

Through the Company's convertible preferred membership interests in ARCap, it has a substantial indirect investment in CMBS owned by ARCap. ARCap was formed in January 1999 by REMICap, an experienced CMBS investment manager, and Apollo Real Estate Investors, the real estate arm of one of the country's largest private equity investors. In conjunction with a preferred equity offering, REMICap and ARCap merged, making ARCap the only internally managed investment vehicle exclusively investing in subordinated CMBS. As of December 31, 2002, ARCap had $823 million in assets, including investments in $799 million of CMBS. Multi-family properties underlie approximately one-third of ARCap's CMBS.

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

Loan Origination Program with Fannie Mae
----------------------------------------

The Company entered into a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for tax credits under the LIHTC program. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of December 31, 2002, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae program and has made forward commitments for an additional approximate $4.0 million. The Company's maximum guaranty at December 31, 2002 was $7.3 million.

In order to conduct the program, the Company formed AMAC/FM Corporation, which, as of January 1, 2001, was a wholly owned Delaware corporation. From time to time, the Company expects to make capital contributions or loans to AMAC/FM in order to ensure that it has sufficient net worth to satisfy its obligations under the Fannie Mae program. On April 4, 2000, the Company transferred the Stony Brook Village II Apartments FHA first mortgage loan, with a principal balance at December 31, 2001 of $8.3 million, to AMAC/FM. As of January 1, 2001, AMAC/FM is treated, for federal income tax purposes, as a taxable REIT subsidiary.

During August 2002, the Company purchased one first mortgage loan in the amount of $342,000 due to a default on a construction loan that was 100% guaranteed by the Company under the Fannie Mae program. The loan defaulted due to problems relating to construction issues of Alexandrine Square, a 30-unit apartment complex in Detroit, Michigan.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in Fannie Mae loan program expenses in the Consolidated Statement of Income.

The Fannie Mae loan program has not had, and its discontinuance is not anticipated to have, a significant impact on the Company's financial condition or results of operations.

The following table provides information relating to the loans originated and forward commitments made on Fannie Mae's behalf.

                             (Dollars in thousands)

Loans Originated
----------------
                                              Number of                      Loss
                                              Apartment                   Sharing Fee
Property                  Location              Units      Loan Amount   (annual rate)
----------------------    ----------------    ---------    -----------   ------------
Valley View               Cedar Rapids, IA        96         $2,187          0.36%
Maple Ridge Apartments    Jackson, MI             69          1,137          0.52%
                                              ---------    -----------
            Total                                165         $3,324
                                              ---------    -----------



Forward Commitments
-------------------
                                              Number of                      Loss
                                              Apartment                   Sharing Fee
Property                  Location              Units      Loan Amount   (annual rate)
-----------------------   ----------------    ---------    -----------   ------------
Cameron Creek Apartments  Dade Country, FL       148         $3,000          0.35%
Desert View Apartments    Coolidge, AZ           372          1,011          0.52%
                                              ---------    -----------
            Total                                520         $4,011
                                              ---------    -----------

Competition
-----------

The Company competes with various financial institutions in each of its lines of business. The Company competes with banks and quasi-governmental agencies such as Fannie Mae, Freddie Mac and HUD, as well as their designated mortgagees, for multi-family loan product. For CMBS investments, competitors include major financial institutions that sponsor CMBS conduits, pension funds, REITs and finance companies that specialize in CMBS investment management.

The Company's business is also affected by competition to the extent that Underlying Properties from which it derives interest and, ultimately, principal payments may be subject to rental rates and relative levels of amenities from comparable neighboring properties.

Employees and Management
------------------------

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

Item 4.   Submission of Matters to a Vote of Shareholders.

          None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters.

As of March 20, 2003, there were 243 registered shareholders owning 6,363,630 Shares. The Company's Shares have been listed on the American Stock Exchange since July 1, 1999, under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for the Company's Shares.

The high and low common share prices for each quarterly period in the past two fiscal years in which the Shares were traded is as follows:

                     2002             2002            2001            2001
Quarter Ended        Low              High            Low             High
-------------      ---------       ---------       ---------       ---------
March 31           $  12.60        $   14.70       $    7.50       $   11.25
June 30            $  12.70        $   14.09       $    9.60       $   12.00
September 30       $  10.05        $   13.60       $   10.93       $   15.50
December 31        $  11.50        $   14.09       $   12.60       $   14.80


The last reported sale price of Shares on the American Stock Exchange on March 20, 2003 was $15.62.

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, were used to fund investments.

Incentive Share Option Plan
---------------------------

The Company adopted an incentive share option plan (the "Incentive Share Option Plan") to attract and retain qualified persons as trustees and officers and to provide incentive to and more closely align the financial interests of the Advisor and its employees and officers with the interests of the Company's shareholders by providing the Advisor with substantial financial interest in the Company's success. The compensation committee (the "Compensation Committee"), which is comprised of Messrs. Peter T. Allen and Arthur P. Fisch, administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per share in the immediately preceding calendar year exceed $1.45 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of December 31, 1999), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares over the life of the Incentive Share Option Plan equal to 383,863 shares (i.e. 10% of the shares outstanding on December 31, 2001). If the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the succeeding year and will be available for grant by the Compensation Committee in such succeeding year. All options granted by the Compensation Committee will have an exercise price equal to or grater than the fair market value of the share on the date of the grant. The maximum option term is ten years from the date of grant. All share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee. No options have been granted under this plan as of December 31, 2002.

Distribution Information
------------------------

Cash distributions per share for the years ended December 31, 2002 and 2001 are as set forth in the following table:

                (Dollars in thousands, except per share amounts)

Cash Distribution                                          Total Amount
for Quarter Ended       Date Paid        Per Share         Distributed
-----------------       ---------        ---------         ------------
March 31, 2002            5/15/02        $  .3625           $   2,308
June 30, 2002             8/14/02           .3750               2,386
September 30, 2002       11/14/02           .3750               2,386
December 31, 2002         2/14/03           .4000               2,545
                                         ---------          ---------

Total for 2002                           $ 1.5125           $   9,625
                                         =========          =========

March 31, 2001            5/15/01        $  .3625           $   1,391
June 30, 2001             8/14/01           .3625               1,391
September 30, 2001       11/14/01           .3625               1,392
December 31, 2001         2/14/02           .3625               1,392
                                         ---------          ---------

Total for 2001                           $ 1.4500           $   5,566
                                         =========          =========

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

In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income to shareholders. The Company believes that it is in compliance with the REIT-related provisions of the Code.

Of the total  distributions  of $9,624,992  and  $5,566,015  for the years ended
December 31, 2002 and 2001, respectively, the year ended December 31, 2002 had no return of capital and for 2001, $378,952 ($.10 per share or 6.81%) represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 2002, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,462,307. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

(Dollars in thousands except per share amounts)

                                                                 Year Ended December 31,
                                             --------------------------------------------------------------
OPERATIONS                                      2002          2001        2000         1999         1998
----------                                   ----------   ----------   ----------   ----------   ----------
Total revenues                               $   10,458   $    5,698   $    7,910   $    5,507   $    4,032

Total expenses                                    3,812        2,660        4,766        2,301          647
                                             ----------   ----------   ----------   ----------   ----------

Income before other gain                          6,646        3,038        3,144        3,206        3,385

Total other gain
                                                  3,014        2,149          174        3,054           12
                                             ----------   ----------   ----------   ----------   ----------
Net income                                   $    9,660   $    5,187   $    3,318   $    6,260   $    3,397
                                             ==========   ==========   ==========   ==========   ==========

Net income per share (basic and diluted)     $     1.61   $     1.35   $      .86   $     1.63   $      .88
                                             ==========   ==========   ==========   ==========   ==========
Weighted average shares outstanding (basic
   and diluted)                               6,017,740    3,838,630    3,838,630    3,841,931    3,845,101
                                             ==========   ==========   ==========   ==========   ==========


                                                                      December 31,
                                             --------------------------------------------------------------
FINANCIAL POSITION                              2002          2001        2000         1999         1998
------------------                           ----------   ----------   ----------   ----------   ----------

Total assets                                 $  195,063   $  101,982   $   70,438   $  115,565   $   59,993
                                             ==========   ==========   ==========   ==========   ==========

Repurchase facility payable                  $   87,880   $   43,610   $   12,656   $   19,127   $       --
                                             ==========   ==========   ==========   ==========   ==========

Warehouse facility payable                   $    8,788           --           --           --           --
                                             ==========   ==========   ==========   ==========   ==========

Total liabilities                            $  100,725   $   46,703   $   15,362   $   58,474   $    1,788
                                             ==========   ==========   ==========   ==========   ==========

Total shareholders' equity                   $   94,338   $   55,279   $   55,076   $   57,091   $   58,205
                                             ==========   ==========   ==========   ==========   ==========

DISTRIBUTIONS
-------------

Distributions to shareholders                $    9,625   $    5,566   $    5,566   $    5,544   $    5,567
                                             ==========   ==========   ==========   ==========   ==========

Distribution per share                       $    1.513   $    1.450   $    1.450   $    1.444   $    1.450
                                             ==========   ==========   ==========   ==========   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Comparison of Years Ended December 31, 2002 and 2001

Interest income from mortgage loans decreased approximately $723,000 for the year ended December 31, 2002 as compared to 2001 due to the sale of the Columbiana mortgage during 2001 offset by additional construction period interest received from the Club at Brazos and Northbrooke. The decrease can also be attributed to the conversion of the Hollows, Elmhurst Village and Autumn Creek mortgages to GNMA certificates; the interest income on these assets was included in interest income from mortgage loans prior to conversion and in interest income from GNMA certificates after the conversion. Conversely, interest income from GNMA certificates increased approximately $3.5 million for the year ended December 31, 2002 as compared to 2001 primarily due to the conversion of these three mortgage loans to GNMA certificates and the purchase of an additional six GNMA certificates in 2002 offset by the loss of interest income from the Hollows GNMA certificate which was sold in March of 2002. The increase in interest income from GNMA certificates and the decrease in interest income from mortgage loans were, in part, a result of the interest income earned by these loans converted to GNMA certificates subsequent to the conversion. No gains or losses resulted from the conversion.

Interest income from notes receivable increased approximately $1.8 million, for the year ended December 31, 2002 as compared to 2001, primarily due to the addition of nine notes receivable during 2001 and 2002 offset by the paydown of the Sunset Bay note.

Other income increased approximately $212,000, for the year ended December 31, 2002 as compared to 2001, primarily due to the collection of loan extension fees from Autumn Creek during 2002.

Interest expense decreased approximately $178,000, for the year ended December 31, 2002 as compared to 2001, primarily due to the net effect of lower interest rates on repurchase facility borrowings and increased leverage.

General and administrative expenses increased approximately $45,000, for the year ended December 31, 2002 as compared to 2001, primarily due to an increase in the write-off of deferred loan origination costs associated with the pursuit of investments that were not completed, higher accounting fees and legal expenses offset by a decrease in unused Nomura Asset Capital Corporation fees and amortization.

Fees to manager increased approximately $927,000, for the year ended December 31, 2002 as compared to 2001, due to an increase in the Company's assets and an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company. The Company also paid to the Advisor an incentive management fee of approximately $235,000 for 2002; no such fee was paid in 2001.

During the year ended December 31, 2002, the Company recognized approximately $358,000 in Fannie Mae loan program expenses associated with the write-off of the unamortized deferred costs related to this program, which is being discontinued. The Company has not recognized significant fee income from this program. Except for the write-off of the program costs, this program has not, and its discontinuance is not anticipated to have a significant impact on the Company's financial position or results of operation.

A gain on the sale or repayment of GNMAs and mortgage loans increased approximately $865,000, for the year ended December 31, 2002 as compared to 2001, primarily due to the sale of the Hollows GNMA in March of 2002 versus the loss on repayment of the Columbiana loans in 2001. Although the Company intends to hold its GNMA certificates until maturity, it elected "available for sale" designation under SFAS 115 to give it the flexibility to liquidate those asset if business conditions require. The Company decided to sell the Hollows GNMA when it received an unsolicited offer at an extremely favorable price.

Comparison of Years Ended December 31, 2001 and 2000

Interest income from mortgage loans increased approximately $1,208,000, for the year ended December 31, 2001 as compared to 2000, primarily due to the interest earned by Stonybrook while held by AMAC/FM (which was consolidated in 2001 but not in 2000) and the additional principal advances to the Hollows, Elmhurst Village and Autumn Creek prior to the conversion to GNMA certificates offset by the repayment of the Town and Country mortgage loan in March 2000.

Interest income from GNMA certificates increased approximately $1,822,000, for the year ended December 31, 2001 as compared to 2000, primarily due to the conversion of three mortgage loans to GNMA certificates. The increase was primarily a result of the interest income earned by these loans converted to GNMA certificates subsequent to the conversion. No gain or loss resulted from the conversion.

Interest income from CMBS-related investment in the amount of approximately $3,189,000 was recorded for the year ended December 31, 2000; such investment was sold October 2000.

Interest income from notes receivable decreased approximately $79,000, for the year ended December 31, 2001 as compared to 2000, primarily due to AMAC/FM becoming consolidated in 2001 partially offset by investments in additional notes in 2000 and 2001.

Interest income from temporary investments decreased approximately $2,012,000, for the year ended December 31, 2001 as compared to 2000, of which approximately $353,000 was due to the reduced balances of temporary investments and $1,659,000 was due to termination of the deposits with brokers held as collateral for short sales.

Equity in earnings of ARCap increased approximately $1,999,000, for the year ended December 31, 2001 as compared to 2000, due to the investment being acquired in October 2000.

Other income increased approximately $38,000, for the year ended December 31, 2001 as compared to 2000, primarily due to the guaranty and extension fees on loans in the Fannie Mae program.

Interest expense decreased approximately $1,966,000, for the year ended December 31, 2001 as compared to 2000, primarily due to the termination of the repurchase facility used to finance the CMBS-related investment and closing out of government securities sold short positions partially offset by higher interest expense related to Nomura Securities repurchase facilities due to higher outstanding balance.

Fees to the manager decreased approximately $168,000, for the year ended December 31, 2001 as compared to 2000, primarily due to a decrease in asset management fees payable to the Advisor due to the sale of CMBS-related investment and a decrease in the expense reimbursement charged by the Advisor.

Amortization  increased   approximately  $28,000  due  to  acceleration  of  the
amortization of deferred costs relating to the Nomura Repurchase Facility, which was not renewed.

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

Acquisitions
------------

During the year ended December 31, 2002, the Company made the following investments:

Mezzanine Loans

On March 28, 2002, the Company funded an initial advance of $1.5 million on a total potential mezzanine loan of approximately $2.2 million secured by a 240-unit apartment complex project known as Northbrooke located in Houston, Texas. The loan is subordinate to a first mortgage loan of approximately $6.1 million. The interest on the mezzanine loan is based on a fixed percentage of unpaid principal balance of the first mortgage loan, which for this loan is an effective interest rate of 11.50%.

Bridge Loans

On January 28, 2002, the Company entered into a commitment to fund a maximum bridge loan of up to $4.6 million, secured by a 528-unit apartment complex located in Long Beach, California, known as Parwood. At December 31, 2002, the Company has funded approximately $3 million. The Company received a 1% fee for the bridge loan, which bears an interest rate of 11% and matures in January 2004.

On February 27, 2002, the Company fully funded a bridge loan of $3.5 million, secured by a 276-unit apartment complex located in Houston, Texas, known as Concord at Little York. The Company received a 1.25% fee for the bridge loan, which bears an interest rate of 12% and matures in February 2004.

On May 8, 2002, the Company fully funded a bridge loan of $3.5 million, secured by a 288-unit apartment complex located in Houston, Texas, known as Concord at Gulfgate. The Company received a 2% fee for the bridge loan, which bears an interest rate of 12% and matures in May 2004.

On October 31, 2002, the Company funded an acquisition bridge loan and mezzanine loan totaling approximately $6.3 million for Del Mar Villas, a 260-unit multi-family apartment complex located in Dallas, Texas. In connection with the funding of the bridge loan, the Company borrowed approximately $4.6 million from its warehouse facility with Fleet Bank. These loans, which mature April 2004, bear an interest rate of LIBOR + 462.5 basis points. Payments on these loans are interest only for the full 18-month term. The Company received a loan origination fee of 1.5%.

On November 20, 2002, the Company funded an acquisition bridge loan and mezzanine loan totaling approximately $6 million for Mountain Valley, a 312-unit multi-family apartment complex located in Dallas, Texas. The Company will fund an additional $1.1 million during the rehabilitation stage of this property. In connection with the funding of the bridge loan, the Company has borrowed approximately $4.2 million from its warehouse facility with Fleet Bank. These loans, which mature November 2004, bear an interest rate of LIBOR + 475 basis points. Payments on these loans are interest only for the full 24-month term. The Company received a loan origination fee of 1% of the amount of these loans.

On November 25, 2002, the Company fully funded a predevelopment bridge loan of approximately $1.4 million secured by an apartment complex development project known as Reserve at Fox River Apartments. The Company received a 1% fee for the bridge loan, which bears interest at a rate of 12% and matures in May 2003.

Liquidity and Capital Resources
-------------------------------

During the year ended December 31, 2002, cash and cash equivalents increased approximately $9.4 million primarily due to proceeds from repurchase and warehouse facilities payable, approximately $53.1 million, net proceeds from the common share offering, approximately $31 million, and cash provided by operating activities, approximately $8.3 million, offset by investments in GNMA Certificates, approximately $55.6 million, funding of notes receivable, approximately $22.3 million, and distributions to shareholders, approximately $8.5 million.

The net unrealized gains on GNMA investments included in shareholders' equity aggregated $8,702,929 at December 31, 2002 consisted of gross unrealized gains and losses of $8,730,076 and $27,147 respectively. This represents an increase of $8,142,542 from the unrealized gain of $560,387 at December 31, 2001.

The Company finances the acquisition of its assets primarily through borrowing at short-term rates using demand repurchase agreements and the mortgage warehouse line of credit (see below). Under the Company's declaration of trust, the Company may incur permanent indebtedness of up to 50% of total market value calculated at the time the debt is incurred. Permanent indebtedness and working capital indebtedness may not exceed 100% of the Company's total market value. On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds of approximately $31 million, net of underwriter's discount and expenses, were used to fund investments. In October 2002, the Company filed a registration statement with the Securities and Exchange Commission with respect to its common and preferred shares. If market conditions warrant, the Company may seek to raise additional funds for investment through further common and/or preferred offerings in the future, although the timing and amount of such offerings cannot be determined at this time.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This facility enables the Company to borrow up to 95% of the fair market value of GNMA certificates and other qualified mortgage securities owned by the Company, which are pledged as collateral for the borrowings. Up until May 2002, interest on borrowings were at LIBOR plus 0.50%. Subsequent to May 2002, interest on borrowings decreased to LIBOR plus
0.05%. As of December 31, 2002 and 2001, the amount outstanding under this facility was approximately $87.9 and $43.6 million, respectively, and interest rates were 1.47% and 2.58%, respectively. All borrowings under this facility typically have 30-day settlement terms. However, the Company has the option to shorten or extend the length of the settlement terms at its discretion. The Company has not experienced any problems when renewing its borrowing and management believes it will be able to continue to renew its borrowings when due. If the Company were unable to renew such borrowings with Nomura, it would have to either find replacement financing or sell assets at prices which may be below market value.

In October 2002, the Company entered into the Fleet Warehouse Facility with Fleet National Bank ("Fleet") in the amount of $40 million. Advances under the Fleet Warehouse Facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. The Fleet Warehouse Facility, which matures April 2006, bears an interest rate of LIBOR + 200 basis points (3.46% and 3.42% for Del Mar Villas and Mountain Valley loans, respectively, at December 31, 2002), payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the Fleet Warehouse Facility. As of December 31, 2002, the Company had approximately $8.8 million in loans outstanding under this program.

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

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management has made estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Set forth below is a summary of the accounting policies that management believes are critical to the preparation of the consolidated financial statements. The summary should be read in conjunction with the more complete discussion of the Company's accounting policies included in Note 2 to the consolidated financial statements in this annual report on Form 10-K.

The Company's portfolio of mortgage loans and notes is periodically evaluated for possible impairment to establish appropriate loan loss reserves, if necessary. The Company's Advisor has a credit review committee which meets each month. This committee reviews the status of each of the Company's loans and notes, and maintains a "watch list" of loans (including loans for which the Company has issued guarantees) for which the underlying property may be experiencing construction cost overruns, delays in construction completion, occupancy shortfalls, lower than expected debt service coverage ratios, or other matters which might cause the borrower to be unable to make the interest and principal payments as scheduled in the loan agreement. If a loan is experiencing difficulties, members of this credit committee work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in the judgment of Company management, it is determined that is probable that the Company will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established. As of December 31, 2002, all mortgage loans and notes are current and management has determined that none of these assets are impaired and that no loan loss reserve is necessary.

The Company's GNMA certificates are carried at estimated fair values. Changes in these valuations do not impact the Company's income or cash flows, but affect shareholders' equity. GNMA certificates are relatively liquid investments. The Company uses quoted market prices as its primary source of valuation information.

During 2001, the Company converted three of its first mortgage loans into investments in GNMA certificates. The conversion was made solely to improve the leveragability of the debt instruments from 80% as an FHA mortgage to 95% as a GNMA certificate, and to reduce the interest rate on the associated borrowings from LIBOR + 125 bps to LIBOR + 5 bps. It is the Company's intention to hold its GNMA certificates to maturity, but the Company elected the "available for sale" designation under SFAS 115 to give it the flexibility to liquidate these assets if business conditions require. The first mortgage loans remaining in the portfolio will not be converted to GNMA certificates and, along with future originations of first mortgage loans, are intended to be held to maturity.

The Company's mezzanine investments of approximately $12.4 million at December 31, 2002 bear interest at fixed rates, but also include provisions that allow the Company to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. At the inception of each such investment, Company management must determine whether such investment should be accounted for as a loan, joint venture or as real estate, using the guidance contained in the Third Notice to Practitioners issued by the AICPA. Although the accounting methodology does not affect the Company's cash flows from these investments, this determination affects the balance sheet classification of the investments as well as the classification, timing and amounts of reported earnings.

Accounting for the investment as real estate is required if the Company expects that the amount of profit, whether called interest or another name, such as an equity kicker, that it expects to receive above a reasonable amount of interest and fees, is over 50 percent of the property's total expected residual profit. If a mezzanine investment were to be accounted for as an investment in real estate, the Company's balance sheet would show the underlying property and its related senior debt (if such debt were not also held by the Company), and the income statement would include the property's rental revenues, operating expenses and depreciation.

If the Company expects that it will receive less than 50 percent of the property's residual profit, then loan or joint venture accounting is applied. Loan accounting is appropriate if the borrower has a substantial equity investment in the property, if the Company has recourse to substantial assets of the borrower, if the property is generating sufficient cash flow to service normal loan amortization, or if certain other conditions are met. Under loan accounting, the Company recognizes interest income as earned and additional interest from participations as received. Joint venture accounting would require that the Company only record its share of the net income from the underlying property.

Company management must exercise judgment in making the required accounting determinations. For each mezzanine arrangement, the Company projects total cash flows over the loan's term and the Company's share in those cash flows, and considers the borrower's equity, the contractual cap, if any, on total yield to the Company over the term of the loan, market yields on comparable loans, borrower guarantees, and other factors in making its assessment of the proper accounting. To date, the Company has determined that all mezzanine investments are properly accounted for as loans.

Based on the Company's experience with similar arrangements, management has taken the position that the likelihood that any of the commitments, with the exception of a standby bridge loan commitment granted to fund the construction of Clark's Crossing Apartments in the approximate amount of $1.7 million, will be exercised is remote. Therefore, the fees received for a commitment to originate a loan are recognized over the commitment period on a straight-line basis in other income. If however, management believes that the likelihood that the commitments will be exercised is possible or probable, the commitment fees will be deferred and, if the commitment is exercised, recognized over the life of the loan as an adjustment of yield, or, if the commitment expires unexercised, recognized in other income upon expiration of the commitment.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Commitments and Contingencies
-----------------------------

The Company entered into a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of December 31, 2002, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae program and has made forward commitments for an additional approximate $4.0 million. The Company's maximum guaranty at December 31, 2002 was $7.3 million.

During August 2002, the Company purchased one first mortgage loan in the amount of $342,000 due to a default on a construction loan that was 100% guaranteed by the Company under the Fannie Mae program. The loan defaulted due to problems relating to construction issues of Alexandrine Square, a 30-unit apartment complex in Detroit, Michigan.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in Fannie Mae loan program expenses in the Consolidated Statement of Income.

Except for the write-off of the program costs described above, the Fannie Mae loan program has not had, and its discontinuance is not anticipated to have, a significant impact on the Company's financial condition or results of operations.

The following table provides information relating to the loans originated and forward commitments made on Fannie Mae's behalf.

                             (Dollars in thousands)

Loans Originated
----------------
                                              Number of                      Loss
                                              Apartment                   Sharing Fee
Property                  Location              Units      Loan Amount   (annual rate)
----------------------    ----------------    ---------    -----------   -----------
Valley View               Cedar Rapids, IA        96         $2,187          0.36%
Maple Ridge Apartments    Jackson, MI             69          1,137          0.52%
                                              ---------    -----------
            Total                                165         $3,324
                                              ---------    -----------



Forward Commitments
-------------------
                                              Number of                      Loss
                                              Apartment                   Sharing Fee
Property                  Location              Units      Loan Amount   (annual rate)
-----------------------   ----------------    ---------    -----------   -----------
Cameron Creek Apartments  Dade Country, FL       148         $3,000          0.35%
Desert View Apartments    Coolidge, AZ           372          1,011          0.52%
                                              ---------    -----------
            Total                                520         $4,011
                                              ---------    -----------

Standby and Forward Loan and GNMA Commitments
---------------------------------------------

During 2002, the Company issued the following standby and forward bridge and permanent loan commitments for the purpose of constructing/rehabilitating certain multi-family apartment complexes in various locations.

                             (Dollars in thousands)

Standby and
Forward Bridge Loan Commitments
-------------------------------
                                                                                                 Maximum Amount of Commitments

                                                                                          ------------------------------------------

Issue Date      Project                       Location          No. of Apt. Units         Less than 1 Year              1-3 Years
------------------------------------------------------------------------------------------------------------------------------------

  Jan-02        Parwood                       Long Beach, CA           528                   $    --                   $ 1,578(3)
  Jan-02        Valley View/Summertree (7)    Little Rock, AK          240                       400(1)(4)                  --
  May-02        McMullen Square               San Antonio, TX          100                       400(8)(4)                  --
  Jul-02        Clark's Crossing Apartments   Laredo, TX               160                        --                     1,649(2)(5)
  Nov-02        Mountain Valley               Dallas, TX               312                        --                     1,065(3)
                                                                --------------------------------------------------------------------

Total Standby Bridge Loan Commitments                                1,340                   $   800                   $ 4,292
                                                                ====================================================================

Standby and Forward Permanent Loan
Commitments
----------------------------------
                                                                                                 Maximum Amount of Commitments

                                                                                          ------------------------------------------

Issue Date      Project                       Location          No. of Apt. Units         Less than 1 Year              1-3 Years
------------------------------------------------------------------------------------------------------------------------------------

  Mar-02        Sunset Gardens                Eagle Pass, TX            60                   $   177(3)                     --
  May-02        Highland Park                 Topeka, TX               200                     4,250(1)(5)(6)               --
                                                                --------------------------------------------------------------------

Total Standby and Forward Permanent Loan Commitments                   260                   $ 4,427                        --
                                                                ====================================================================



Forward GNMA Commitments
------------------------

                                                                                        Maximum Amount of Commitments

                                                                --------------------------------------------------------------------

Date Purchased      Project                                                Less than 1 Year                   1-3 Years
---------------------------------------------                   --------------------------------------------------------------------

   Mar-02           Cantera Crossing                                         $   973 (3)                     $    --
   Mar-02           Fillmore Park                                                235 (3)                          --
   Mar-02           Casitas at Montecito                                         708 (3)                          --
   May-02           Ellington Plaza                                           27,114 (3)                          --
    N/A             Northbrooke                                                3,415 (3)                          --
                                                                --------------------------------------------------------------------

Total Forward GNMA Commitments                                               $32,445                              --
                                                                --------------------------------------------------------------------

Total Standby and Forward Loan and GNMA Commitments                          $37,672                         $ 4,292
                                                                ====================================================================

(1)  Funding not anticipated to occur.
(2) Initial funding in the amount of $550,000 has occurred during March 2003. Remaining fundings are on an as needed basis.
(3) Funding has already begun. Amount represents remaining commitment to be funded.
(4) The Company received a loan commitment fee of 2.50% for issuing the commitment.
(5) The Company received a loan commitment fee of 2.00% for issuing the commitment.
(6)  The Company will receive a 1% loan origination fee if funding occurs.
(7)  The first  mortgage  bond  relating to these  apartments is held by Charter
     Municipal Mortgage Acceptance Company ("CharterMac"), a publicly traded company which is managed by an affiliate of the Advisor.
(8)  Expired in February 2003.

Construction Loan Guarantees
----------------------------

During 2002, the Company has guaranteed the following loans in relation to the construction of affordable multi-family apartment complexes in various locations. The construction loan guarantees will provide credit support for the following projects after construction completion, up until the date in which permanent financing takes place.

During October 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") to provide stabilization guarantees for new construction of multi-family properties under the LIHTC program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. The Company is guarantying that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough Net Operating Income for Fannie Mae to fully fund their commitment, AMAC may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae Permanent Loan Amount.

                                                          (Dollars in thousands)


                                                                                           Maximum Amount of
                                                                                               Guarantee

                                                                                                     Loan Administra-   Construction
                                                                             Less than 1                tion Fee(1)      Guarantee
Date Closed  Project                   Location              No. of Units       Year      1-3 Years (annual percentage)    Fee (2)
------------------------------------------------------------------------------------------------------------------------------------

Jul-02       Clark's Crossing          Laredo, TX                 160        $  4,790     $     --         0.500%             0.625%
Sept-02      Creekside Apts.           Colorado Springs, CO       144           7,500           --         0.375%                 --
Oct-02       Village at Meadowbend     Temple, TX                 138              --        3,675         0.500%             0.750%
Nov-02       Mapleview Apartments (3)  Saginaw, MI                104              --        3,240         0.625%             0.247%
                                                                --------------------------------------------------------------------

                                                                  546        $ 12,290     $  6,915
                                                                ====================================================================

(1) Loan Administration Fee is paid on a monthly basis during the guarantee period.
(2) Construction Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period.
(3) Guarantee was made under Wachovia Bank, National Association Guarantee Agreement.

For each of these guarantees, and for the guarantees issued under the FNMA program discussed in the first paragraph of Note 13 in the accompanying consolidated financial statements, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

Distributions
-------------

Of the total  distributions  of $9,624,992  and  $5,561,015  for the years ended
December 31, 2002 and 2001, respectively, the year ended December 31, 2002 had no return of capital and for 2001, $378,952 ($.10 per share or 6.81%) represented a return of capital determined in accordance with generally accepted accounting principles. As of December 31, 2002, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,462,307. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

Recently Issued Accounting Standards
------------------------------------

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

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is not effective until January 1, 2003. Management does not anticipate that the implementation of this statement will have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this interpretation are included in Note 13. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently receives a fee, in advance, for acting as guarantor of certain construction loans. This fee is deferred and amortized over the guarantee period. The Company believes that the fee received approximates the fair value of the obligation undertaken in issuing the guarantee; therefore, the Company's current accounting for these guarantees will not be affected by this Interpretation. The Company has ceased making new guarantees under its Fannie Mae DUS program and is in the process of transferring its rights and obligations under this program to a third party; therefore, this Interpretation will not have an impact on the accounting for these guarantees.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interest in variable interest entities by no later than July 1, 2003. The Company is in the process of evaluating all of its mezzanine loans, which may be deemed variable interests in variable interest entities under the provision of FIN 46. The real estate entities whose ownership interests collateralize these loans have assets totaling approximately $110,000,000 at December 31, 2002. The Company's maximum exposure to loss represents its recorded investment in these loans, totaling

$12,448,000 at December 31, 2002. The Company believes that some, and possibly all, of these investments may not ultimately fall under the provisions of FIN 46 and, accordingly, continue to be accounted for as loans and not consolidated as investments in real estate. The Company cannot make any definitive conclusion until it completes its evaluation.

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

Item 7 Quantitative and Qualitative Disclosures About Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the investments of the Company are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

Interest Rate risk

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates, variances in the yield curve and changing prepayment rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage loans, GNMA certificates, and notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's borrowings under repurchase and warehouse agreements bear interest at rates that fluctuate with LIBOR. Based on the approximate $96.7 million of borrowings outstanding under these facilities at December 31, 2002, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $967,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

Real Estate Risk

Multi-family and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to, national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors); local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space); changes or continued weakness in specific industry segments; construction quality, age and design; demographic factors; retroactive changes to building or similar codes; and increases in operating expenses (such as energy costs). In the event net operating income decreases, a borrower may have difficulty paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses.

Risk in Owning Subordinated Interests

The Company has invested indirectly in subordinated CMBS through its ownership of a $20.2 million preferred membership interest in ARCap. Subordinated CMBS of the type in which ARCap invests include "first loss" and non-investment grade subordinated interests. A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default on restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Such classes are subject to special risks, including a greater risk of loss of principal and non-payment of interest than more senior, rated classes. The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes. As a result of these and other factors, subordinated interests generally are not actively traded and may not provide holders with liquidity of investment. With respect to the Company's investment in ARCap, the ability to transfer the membership interest in ARCap is further limited by the terms of ARCap's operating agreement.

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

Item 8.  Financial Statements and Supplementary Data.

                                                                          Page
(a) 1.   Financial Statements                                          ---------
         --------------------
         Independent Auditors' Report                                      27

         Consolidated  Balance  Sheets  as  of
         December 31, 2002 and 2001                                        28

         Consolidated   Statements  of  Income
         for  the  years  ended  December  31,
         2002, 2001 and 2000                                               29

         Consolidated  Statements  of  Changes
         in   Shareholders'   Equity  for  the
         years ended  December 31, 2002,  2001
         and 2000                                                          30

         Consolidated   Statements   of   Cash
         Flows  for the years  ended  December
         31, 2002, 2001 and 2000                                           31

         Notes to Consolidated Financial Statements                        33

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

                          INDEPENDENT AUDITORS' REPORT

To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York

We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

/s/ DELOITTE & TOUCHE LLP
New York, New York

March 21, 2003

                    AMERICAN MORTGAGE ACCEPTANCE COMPANY AND
                    SUBSIDIARIES CONSOLIDATED BALANCE SHEETS

                             (Dollars in thousands)

                                     ASSETS

                                                                 December 31,
                                                            --------------------
                                                             2002         2001
                                                            --------------------
Investments in mortgage loans, net                          $ 22,384   $ 17,799
Investments in GNMA certificates-available for sale          114,034     50,060
Investment in ARCap                                           20,240     20,246
Cash and cash equivalents                                     10,404      1,018
Notes receivable, net                                         25,997     11,373
Accrued interest receivable                                    1,170        570
Other assets                                                     834        916
                                                            --------    -------

Total assets                                                $195,063   $101,982
                                                            ========   ========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Repurchase facilities payable                               $ 87,880   $ 43,610
Warehouse facility payable                                     8,788         --
Accounts payable and accrued expenses                            822      1,370
Due to Advisor and affiliates                                    690        331
Distributions payable                                          2,545      1,392
                                                            --------   --------

Total liabilities                                            100,725     46,703
                                                            --------   --------

Commitments and contingencies

Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 25,000,000
   shares authorized; 6,738,826 issued and 6,363,630
   outstanding and 4,213,826 issued and 3,838,630
   outstanding in 2002 and 2001, respectively                    674        421
  Treasury shares of beneficial interest;
   375,196 shares                                                (38)       (38)
  Additional paid-in capital                                  99,470     68,841
  Distributions in excess of net income                      (14,471)   (14,505)
  Accumulated other comprehensive income                       8,703        560
                                                            --------   --------

Total shareholders' equity                                    94,338     55,279
                                                            --------   --------

Total liabilities and shareholders' equity                  $195,063   $101,982
                                                            ========   ========


See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands except per share amounts)


                                                   Years Ended December 31,
                                            -----------------------------------
                                                2002         2001        2000
                                            -----------------------------------
Revenues:

  Interest income:
   Mortgage loans                           $     2,050   $   2,773   $   1,565
   GNMA certificates                              5,769       2,294         473
   Commercial mortgage-backed
    security-related investment                      --          --       3,190
   Notes receivable                               2,270         451         529
   Temporary investments                             50          73       2,084
  Other income                                      319         107          69
                                            -----------   ---------   ---------

   Total revenues                                10,458       5,698       7,910
                                            -----------   ---------   ---------

Expenses:

  Interest                                        1,228       1,406       3,372
  General and administrative                        706         661         633
  Fees to Advisor                                 1,520         593         761
  FNMA loan program                                 358          --          --
                                            -----------   ---------   ---------

   Total expenses                                 3,812       2,660       4,766
                                            -----------   ---------   ---------

Other gain (loss):

  Equity in earnings of ARCap                     2,400       2,400         401

  Net loss on commercial
   mortgage-backed security-
   related investment and
   government security sold short                    --          --        (299)

  Net gain (loss) on sale or repayment of
   mortgage loans and GNMA
   certificates                                     614        (251)         72
                                            -----------   ---------   ---------

  Total other gain                                3,014       2,149         174
                                            -----------   ---------   ---------

  Net income                                $     9,660   $   5,187   $   3,318
                                            ===========   =========   =========

  Net income per share
   (basic and diluted)                      $      1.61 $      1.35   $     .86
                                            ===========   =========   =========

  Weighted average
   shares outstanding
   (basic and diluted)                        6,017,740   3,838,630   3,838,630
                                            ===========   =========   =========



See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS'EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                             (Dollars in thousands)

                                                                                                                  Accum-
                                                       Treasury Shares of                                       lated Other
                                 Shares of Beneficial      Beneficial      Additional  Distributions Comprehen-  Comprehen-
                                       Interest             Interest        Paid-in      in Excess      sive        sive
                                   Shares     Amount    Shares     Amount   Capital    of Net Income   Income      Income    Total
                                 ---------- ---------  --------   -------  ---------- -------------- ---------- ----------  --------

Balance at January 2000           4,213,826  $   421    (375,196)  $ (38)  $  68,841   $  (11,878)              $    (255) $ 57,091


Comprehensive income:
Net income                                                                                  3,318    $   3,318                3,318
Other comprehensive income:
  Net unrealized holding gain
   arising during the period                                                                               291
Less: reclassification adjustment
   for gains included in net income                                                                        (58)
                                                                                                     ----------
Other comprehensive income                                                                                 233        233       233
                                                                                                     ----------
Comprehensive income                                                                                 $   3,551
                                                                                                     ==========
Distributions                                                                              (5,566)                           (5,566)
                                 -------------------------------------------------------------------            --------------------

Balance at December 31, 2000      4,213,826     421     (375,196)     (38)   68,841       (14,126)                    (22)   55,076


Comprehensive income:
Net income                                                                                  5,187    $   5,187                 5,187
Other comprehensive income:
Net unrealized holding gain arising
   during the period                                                                                       582        582       582
                                                                                                     ---------
Comprehensive income                                                                                 $   5,769
                                                                                                     =========

Distributions                                                                              (5,566)                           (5,566)
                                 --------------------------------------------------------------------           --------------------

Balance at December 31, 2001      4,213,826     421     (375,196)     (38)   68,841    $  (14,505)                    560    55,279


Comprehensive income:
Net income                                                                                  9,660    $   9,660                9,660
Other comprehensive income:
  Unrealized  holding  gain  arising
   during the period
Less:reclassification adjustment                                                                         8,757
   for gain included in net income                                                                        (614)
                                                                                                     ---------
Total other comprehensive gain                                                                           8,143      8,143     8,143
                                                                                                     ---------
Comprehensive income                                                                                 $  17,803
                                                                                                     =========
Issuance of common shares         2,525,000     253                          30,629                                          30,882
Distributions
                                                                                           (9,626)                           (9,626)
                                 ----------------------------------------------------------------               --------------------


Balance at December 31, 2002      6,738,826  $  674    $(375,196)  $  (38) $ 99,470    $  (14,471)              $   8,703  $ 94,338

                                 ================================================================               ========== =========

See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                    Years Ended December 31,
                                               ---------------------------------
                                                 2002         2001        2000
                                               ---------------------------------
Cash flows from operating activities:
  Net income                                   $    9,660   $   5,187   $  3,318

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Net loss on commercial mortgage-backed
    security-related investment and government
    security sold short                                --          --        299
   Net loss (gain) on repayment of GNMA
    certificates and mortgage loans                  (614)        251        (72)
   FNMA loan program                                  358          --         --
   Equity in earnings of ARCap                     (2,400)     (2,400)      (401)
   Equity in income of unconsolidated
    subsidiary                                         --          --         (9)
   Amortization - deferred financing costs              6         113         92
   Amortization (income) expense-loan premium
    and origination costs and fees                    (89)         79        163
   Accretion of GNMA discount (premium)                23         (22)       (22)
   Accretion of discount on commercial
    mortgage-backed security-related
    investment                                         --          --       (653)
   Government security sold short                      --          --     33,541
   Purchase of government securities sold
    short                                              --          --    (72,329)
   Changes in operating assets and liabilities:
    Investment in commercial mortgage-
     backed security-related investment                --          --     36,764
    Deposit with broker as collateral for
     security sold short                               --          --     37,733
    Accrued interest receivable                      (599)        111        499
    Other assets                                      385        (410)      (355)
    Due to Advisor and affiliates                     359        (638)       575
    Accounts payable and
     accrued expenses                                (586)      1,069        240
    Accrued interest payable                           39          (6)      (380)
                                               ----------   ---------   --------
  Net cash provided by operating activities         6,542       3,334     39,003
                                               ----------   ---------   --------

Cash flows from investing activities:

  Increase in investment in mortgage loans         (4,542)    (24,661)   (21,487)
  Proceeds from repayments of mortgage loans           --       9,245      9,995
  Periodic principal payments of mortgage loans        46          85         62
  Funding of notes receivable                     (22,307)     (9,959)    (7,414)
  Repayment of notes receivable                     7,683          --      6,000
  Investment in ARCap preferred stock                  --          --    (20,000)
  Distribution from ARCap                           2,406       2,196         --
  Principal repayments of GNMA certificates           526         346      3,927
  Investment in GNMA certificates                 (55,768)     (6,506)        --
  Costs relating to repayment of mortgage loans        --         (39)       (59)
                                               ----------   ---------   --------
  Net cash used in investing activities           (71,956)    (29,293)   (28,976)
                                               ----------   ---------   --------

                                                                     (continued)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (continued)


                                                    Years Ended December 31,
                                               ---------------------------------
                                                 2002         2001        2000
                                               ---------------------------------
Cash flows from financing activities:
  Proceeds from repurchase facilities payable     100,750      62,030     13,699
  Proceeds from warehouse facility payable          8,788          --         --
  Repayments of repurchase facilities payable     (56,480)    (31,076)   (20,170)
  Increase in deferred loan costs                    (669)        (43)      (160)
  Distributions paid to shareholders               (8,471)     (5,566)    (5,566)
  Issuance of common shares                        30,882          --         --
                                               ----------   ---------   --------

  Net cash provided by (used in)
   financing activities                            74,800      25,345    (12,197)
                                               ----------   ---------   --------

Net increase (decrease) in cash and cash
  equivalents                                       9,386        (614)    (2,170)

Cash and cash equivalents at the beginning
  of the year                                       1,018       1,632      3,802
                                               ----------   ---------   --------

Cash and cash equivalents at the end of
  the year                                     $   10,404   $   1,018   $  1,632
                                               ==========   =========   ========

Supplemental information:
Interest paid                                  $    1,163   $   1,412   $  3,752
                                               ==========   =========   ========

Conversion of mortgage loans to GNMA
  Certificates

Increases in GNMA certificates                              $  37,444
Decrease in mortgage loans                                    (37,444)
                                                            ---------
                                                            $       0
                                                            ---------

See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - General

American Mortgage Acceptance Company (the "Company") was formed on June 11, 1991 as a Massachusetts business trust. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

Effective April 26, 1999, upon authorization by the Company's board of trustees, the Company's name was changed from American Mortgage Investors Trust to American Mortgage Acceptance Company. The Company's shares of beneficial interest (the "Shares") commenced trading on the American Stock Exchange on July 1, 1999, under the symbol "AMC".

The Company's business plan focuses on originating and acquiring government insured and uninsured mortgages secured by multi-family properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multi-family mortgages, issues guarantees of construction and permanent financing, and makes standby and forward loan commitments.

The Company is governed by a board of trustees comprised of three independent trustees and two trustees who are affiliated with Related Capital Company ("Related"). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs. The
Advisor has sub-contracted with Related to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, capital markets, asset monitoring, portfolio management, investor relations and public relations services. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

NOTE 2 - Significant Accounting Policies

a) Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Advisor to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of amortized assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. The consolidated financial statements include the accounts of the company and three wholly-owned subsidiaries which it controls: AMAC Repo Seller, AMAC/FM Corporation ("AMAC/FM") and AMAC Credit Facility, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

b) Investments in Mortgage Loans and Notes Receivable

Mortgage loans and notes receivable are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees.

The Company's mezzanine investments bear interest at fixed rates, but also include provisions that allow the Company to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. At the inception of each such investment, Company management must determine whether such investment should be accounted for as a loan, joint venture or as real estate, using the guidance contained in the Third Notice to Practitioners issued by the AICPA. Although the accounting methodology does not affect the Company's cash flows from these investments, this determination affects the balance sheet classification of the investments as well as the classification, timing and amounts of reported earnings.

Accounting for the investment as real estate is required if the Company expects that the amount of profit, whether called interest or another name, such as an equity kicker, that it expects to receive above a reasonable amount of interest and fees, is over 50 percent of the property's total expected residual profit. If a mezzanine investment were to be accounted for as an investment in real estate, the Company's balance sheet would show the underlying property and its related senior debt (if such debt was not also held by the Company), and the income statement would include the property's rental revenues, operating expenses and depreciation.

If the Company expects that it will receive less than 50 percent of the property's residual profit, then loan or joint venture accounting is applied. Loan accounting is appropriate if the borrower has a substantial equity investment in the property, if the Company has recourse to substantial assets of the borrower, if the property is generating sufficient cash flow to service normal loan amortization, or if certain other conditions are met. Under loan accounting, the Company recognizes interest income as earned and additional interest from participations as received. Joint venture accounting would require that the Company only record its share of the net income from the underlying property.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company management must exercise judgment in making the required accounting determinations. For each mezzanine arrangement, the Company projects total cash flows over the loan's term and the Company's share in those cash flows, and considers the borrower's equity, the contractual cap, if any, on total yield to the Company over the term of the loan, market yields on comparable loans, borrower guarantees, and other factors in making its assessment of the proper accounting. To date, the Company has determined that all mezzanine investments are properly accounted for as loans.

The Company accounts for its investments in mortgage loans and notes receivable under the provisions of Statement of Financial Accounting Standards No. 114, "Accounting by Creditors for Impairment of a Loan" ("SFAS 114"). Under SFAS 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on: (i) the present value of expected future cash flows discounted at the loans' effective interest rate; (ii) the loan's observable market price; or (iii) the fair value of the collateral if the loan is collateral-dependent. The Company's portfolio of mortgage loans and notes is periodically evaluated for possible impairment to establish appropriate loan loss reserves, if necessary. If, in the judgment of Company management, it is determined that is probable that the Company will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established.

c) Investments in GNMA Certificates

The Company accounts for its investments in GNMA certificates under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

At the date of acquisition, the Company elected to designate its GNMA certificates as available-for-sale securities. Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. The Company uses quoted market prices as its primary source of valuation information or, if quoted market prices are not available, uses values provided by third party pricing services. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income using the effective yield method. Realized gains and losses on securities are included in earnings and are recorded on the trade date and calculated as the difference between the amount of cash received and the amortized cost of the specific GNMA certificate, including unamortized discounts or premiums.

During 2001, the Company converted three of its FHA-guaranteed first mortgage loans into investments in GNMA certificates. Each loan's amortized cost became the cost basis of the applicable GNMA certificate, which also approximated the market value of the GNMA certificate at the conversion date. No gain or loss was recognized upon conversion. The three FHA-guaranteed first mortgage loans and the related GNMA certificates are serviced by third-party servicers. The conversion was made to improve the leveragability of the debt instruments and to reduce the interest rate on the associated borrowings. It is the Company's intention to hold its GNMA certificates to maturity, but elected the "available for sale" designation under SFAS 115 to give it the flexibility to liquidate these assets if business conditions require. The first mortgage loans remaining in the portfolio will not be converted to GNMA certificates and, along with future originations, are intended to be held to maturity.

d) Investment in ARCap

The Company's preferred equity investment in ARCap Investors, LLC ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

e) Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and temporary investments in short-term instruments with original maturity dates equal to or less than three months.

f) Loan Origination Costs and Fees

Acquisition fees and other direct expenses incurred for activities performed to originate or acquire mortgage loans have been capitalized and are included in Investment in Mortgage Loans in the balance sheets, net of any fees received from borrowers for loan originations. Loan origination costs and fees are being amortized to interest income using the effective yield method over the lives of the respective mortgages.

g) Revenue Recognition

The Company derives its revenues from a variety of investments and guarantees, summarized as follows:

     o Interest Income from Mortgage Loans and Notes Receivable - Interest on mortgage loans and notes receivable is recognized on the accrual basis as it becomes due. Deferred loan origination costs and fees are amortized over the life of the applicable loan as an adjustment to interest income, using the interest method. Interest which was accrued is reversed out of income if deemed to be uncollectible. Certain mortgage loans (mezzanine investments) contain provisions that allow the Company to participate in a percentage of the underlying

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          property's excess cash flows from operations and excess proceeds from a sale or refinancing. This income is recognized when received.

     o Interest Income on GNMA Certificates - Interest on GNMA certificates is recognized on the accrual basis as it becomes due. Interest income also includes the amortization or accretion of premiums and discounts recognized at the purchase date, using the effective yield method.

     o    Interest  Income on  Temporary  Investments  -  Interest  income  from
          temporary   investments,   such  as  cash  in  banks  and   short-term
          instruments, is recognized on the accrual basis as it becomes due.

     o Equity in Earnings of ARCap - The Company's equity in the earnings of ARCap Investors, LLC ("ARCap") is accrued at the Company's preferred dividend rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

     o Standby Loan Commitment Fees - The Company receives fees for issuing standby loan commitments. If the Company does not expect to fund the commitment, the commitment fee is recognized ratably over the commitment period. If it is determined that it is possible or probable that a commitment will be exercised, such fees are deferred and, if the commitment is exercised, amortized over the life of the loan as an adjustment to interest income or, if the commitment expires unexercised, recognized as income upon expiration of the commitment.

     o Construction Guarantee and Loan Administration Fees - The Company receives fees from borrowers for guaranteeing construction loans made by third-party lenders. The Company guarantees the loan during the period between construction completion and funding of the permanent loan. These fees are received in advance and are deferred and amortized into other income over the guarantee period. The Company also receives loan administration fees on these guaranteed loans, on a monthly basis during the guarantee period. These fees are recognized in other income as they become due.

     o    Loss    Sharing/Guarantee   Fees   -   The   Company   receives   loss
          sharing/guarantee fees related to the FNMA DUS program. These fees are received monthly and recognized in other income as they become due.

h) Repurchase Facilities Payable

The Company finances its investments in GNMA certificates under a repurchase facility with an investment bank. Under such facility, the GNMA certificates are sold to the investment bank under an agreement requiring the Company to repurchase such certificates for a fixed price on a fixed date, generally 30 days from sale date. These transactions are accounted for as collateralized borrowings. Accordingly, the GNMA certificates remain on the Company's consolidated balance sheet, with the proceeds from the sales included on the consolidated balance sheet as "Repurchase Facilities Payable". The difference between the sales proceeds and the fixed repurchase price is recorded as interest expense ratably over the period between the sale and repurchase.

i) Fair Value of Financial Instruments

As described above, the Company's GNMA certificates are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its mortgage loans and cash and cash equivalents, notes receivable, investment in ARCap, and secured borrowings approximate their carrying values at December 31, 2002 and 2001. The fair value of investments in mortgage loans, ARCap and GNMA certificates are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

j) Income Taxes

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

During 2002, the Company declared distributions of $1.51 per share. For federal income tax purposes, the Company's distribution totaled $1.47, of which $1.42 and $.05 were reported as ordinary income and capital gain, respectively, to shareholders for 2002.

k) Comprehensive Income

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


comprehensive income in shareholders' equity and current period unrealized gains and losses are included as a component of comprehensive income.

l) Segment Information

SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information", requires enterprises to report certain financial and descriptive information about their reportable operating segments, and certain enterprise-wide disclosures regarding products and services, geographic areas and major customers. The Company is an investor in mortgage products and operates in only one reportable segment. The Company's chief operating decision maker, its president and chief executive officer makes asset allocation decisions between various real estate lending activities as opportunities are brought to the Company through its relationship with the Advisor. Each potential investment is evaluated for its potential return on investment and risks. The Company does not have or rely upon any major customers. All of the Company's investments are secured by real estate properties located in the United States; accordingly, all of its revenues were derived from U.S. operations.

m) New Pronouncements

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It was implemented by the Company on January 1, 2001. Because the Company does not currently utilize derivatives, implementation of this statement did not have a material effect on the Company's consolidated financial statements.

In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement No. 141, "Business Combinations" (SFAS 141) and Statement No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). These statements establish new standards for accounting and reporting for business combinations and for goodwill and intangible assets resulting from business combinations. SFAS 141 applies to all business combinations initiated after June 30, 2001; the Company implemented SFAS 142 on January 1, 2002. Implementation of these statements did not have a material impact on the Company's consolidated financial statements.

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

In August 2001, the FASB issued Statement No. 144, "Accounting for the Impairment or Disposal of Long Lived Assets". SFAS No. 144 supercedes existing accounting literature dealing with impairment and disposal of long-lived assets, including discontinued operations. It addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of, and expands current reporting for discontinued operations to include disposals of a "component" of an entity that has been disposed of or is classified as held for sale. The Company implemented SFAS No. 144 on January 1, 2002. Implementation of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

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

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is not effective until January 1, 2003. Management does not anticipate that the implementation of this statement will have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are included in Note 13. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently receives a fee, in advance, for acting as a guarantor of certain construction loans. This fee is deferred and amortized over the guarantee period. The Company believes that the fee received approximates the fair value of the obligation undertaken in issuing the guarantee; therefore, the Company's current accounting for these guarantees will not be affected by this Interpretation. The Company has ceased making new guarantees under its Fannie Mae DUS program (see Note 12) and is in the process of transferring its rights and obligations under this program to a third party; therefore, this Interpretation will not have an impact on the accounting for these guarantees.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interest in variable interest entities by no later than July 1, 2003. The Company is in the process of evaluating all of its mezzanine loans, which may be deemed variable interests in variable interest entities under the provision of FIN 46. The real estate entities whose ownership interests collateralize these loans have assets totaling approximately $110,000,000 at December 31, 2002. The Company's maximum exposure to loss represents its recorded investment in these loans, totaling $12,448,000 at December 31, 2002. The Company believes that some, and possibly all, of these investments may not ultimately fall under the provisions of FIN 46 and, accordingly, continue to be accounted for as loans and not consolidated as investments in real estate. The Company cannot make any definitive conclusion until it completes its evaluation.

n) Reclassifications

Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Investments in Mortgage Loans
-----------------------------
Information relating to the Company's investments in mortgage loans as of December 31, 2002 is as follows:
(Dollars in thousands)


                                                      Final                                                             Share of
                                                     Maturity                                          Lifetime     Excess Operating
Property                             Description       Date      Call Date (A)   Interest Rate (b)   Interest Cap      Cash Flows

First Mortgage Loans:
  Stony Brook II(E)(M)(P)
      East Haven, CT                  125 Units        6/37          12/06                  7.625%        N/A              N/A

  Sunset Gardens
      Eagle Pass, TX                   60 Units        9/03            N/A                  11.50%        N/A              N/A

  Northbrooke
      Harris County, TX               240 Units        8/43            N/A                   7.45%        N/A              N/A

  Alexandrine
      Detroit, MI                      30 Units       12/03            N/A                  11.00%        N/A              N/A

Subtotal  First  Mortgage
Loans

Mezzanine Loans(G):

 Stabilized Properties
 ---------------------
  Stony Brook II (J)(N)(P)
      East Haven, CT                  125 Units        6/37          12/06                  15.33%        16%              40%

  Plaza at San Jacinto (K)(N)
      Houston, TX                     132 Units        1/43           6/11                  11.40%        16%              50%


Subtotal Stabilized Mezzanine Loans


 Properties in Lease-Up
 ----------------------

  The Hollows (K)(N)
      Greenville, NC                  184 Units        1/42           1/12                  10.00%        16%              50%

  Elmhurst Village (J)(N)
      Oveido, FL                      313 Units        1/42           3/19                  10.00%        16%              50%

  The Reserve at Autumn Creek (J)(N)
      Friendswood, TX                 212 Units        1/42           9/14                  10.00%        16%              50%


Subtotal Properties in Lease-Up



 Properties in Construction
 --------------------------

  Club at Brazos (I)(N)(K)
      Rosenberg, TX                   200 Units        5/43            TBD                  10.00%        14%              50%

  Northbrooke (J)(N)
      Harris County, TX               200 Units        8/43            TBD                  11.50%        14%              50%

  Del Mar Villas
      Dallas, TX                      260 Units        4/04            N/A            LIBOR+4.625%        (O)              N/A

  Mountain Valley
      Dallas, TX                      312 Units       11/04            N/A            LIBOR+4.750%        (O)              N/A


Subtotal Properties in Construction


Subtotal Mezzanine Loans



Total Mortgage Loans

                                                                                                                          Interest
                                                                                                                           Earned
                                                                                                                         Applicable
                                         Share of                                                                          to the
                                      Excess Sale or  Periodic               Outstanding    Unamortized    Carrying      Year Ended
                                       Refinancing    Payment                Face Amount of  Costs and     Amount of      December
Property                                 Proceeds      Terms    Prior Liens  Mortgages (C)     Fees      Mortgages (D)    31,2002

First Mortgage Loans:
  Stony Brook II(E)(M)(P)
      East Haven, CT                       N/A          (F)              --     $ 8,285         $   --      $  8,285       $   633

  Sunset Gardens
      Eagle Pass, TX                       N/A          (H)              --       1,323            (14)        1,309            99

  Northbrooke
      Harris County, TX                    N/A          (L)              --          --             --            --            16

  Alexandrine
      Detroit, MI                          N/A          (H)              --         342             --           342            15
                                                                                --------------------------------------------------

Subtotal First Mortgage Loans                                                     9,950            (14)        9,936           763
                                                                                --------------------------------------------------
Mezzanine Loans(G):

 Stabilized Properties
 ---------------------
  Stony Brook II (J)(N)(P)
      East Haven, CT                       35%          (H)          $8,285         764           (113)          651            90

  Plaza at San Jacinto (K)(N)
      Houston, TX                          50%          (H)           6,522       1,250            (24)        1,226,          149
                                                                                --------------------------------------------------

Subtotal Stabilized Mezzanine Loans                                               2,014           (137)        1,877           239
                                                                                --------------------------------------------------

 Properties in Lease-Up
 ----------------------

  The Hollows (K)(N)
      Greenville, NC                       25%          (H)           8,915       1,549           (150)        1,399           191

  Elmhurst Village (J)(N)
      Oveido, FL                           25%          (H)        21,677(L)      2,874           (419)        2,455           319

  The Reserve at Autumn Creek (J)(N)
      Friendswood, TX                      25%          (H)        16,023(L)      1,987            (60)        1,927           192
                                                                                --------------------------------------------------

Subtotal Properties in Lease-Up                                                   6,410           (629)        5,781           702
                                                                                --------------------------------------------------


 Properties in Construction
 --------------------------

  Club at Brazos (I)(N)(K)
      Rosenberg, TX                        25%          (H)          13,436       1,962            (77)        1,885           198

  Northbrooke (J)(N)
      Harris County, TX                    50%          (H)        10,475(L)      1,500           (136)        1,364           134

  Del Mar Villas
      Dallas, TX                           N/A          (H)           5,554         765             --           765             8

  Mountain Valley
      Dallas, TX                           N/A          (H)           5,242         776             --           776             6
                                                                                --------------------------------------------------

Subtotal Properties in Construction                                               5,003           (213)        4,790           346
                                                                                --------------------------------------------------

Subtotal Mezzanine Loans                                                         13,427           (979)       12,448         1,287
                                                                                --------------------------------------------------

Total Mortgage Loans                                                            $23,377         $ (993)     $ 22,384       $ 2,050
                                                                                ==================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) Loans are subject to mandatory prepayment at the option of the Company ten years after construction completion, with one year's notice. Loans with a call date of "TBD" are still under construction.

(B) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan (prior liens). The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service and participation in sale or refinancing proceeds and certain provisions that cap the Company's total yield, including additional interest and participations, over the term of the loan.

(C) No principal amounts of mortgage loans are subject to delinquent interest as of December 31, 2002.

(D) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(E) Interest and principal payments on this first mortgage loan are insured by the U.S. Department of Housing and Urban Development.

(F) Requires monthly payments of principal and interest based on a 40-year amortization period. Loan is subject to five-year lockout against prepayments, as well as a prepayment penalty structure during the second five-year term of the loan.

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

(M) This first mortgage loan is pledged to secure the Company's obligation under a first loss protection agreement with Fannie Mae - see Note 14 in the accompanying consolidated financial statements.

(N) Lifetime interest cap represents the maximum annual return, including interest, fees and participations, that can be earned by the Company over the life of the mezzanine loan, computed as a percentage of the balance of the first mortgage loan plus the mezzanine loan.

(O)  Interest cap on these loans is the maximum rate permitted by law.

(P) The Stony Brook II first mortgage loan and mezzanine loan were repaid in January 2003 - See Note 14 in the accompanying consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Further information relating to investments in mortgage loans for the years ended December 31, 2002, 2001 and 2000 is as follows:
(Dollars in thousands)

                                                          2002        2001        2000
                                                        --------    --------    --------
Reconciliation of mortgage loans:
Balance at beginning of period                          $ 17,799    $ 31,829    $ 28,893
Advances made during the period                            4,711      24,813      22,253
Conversion of mortgage loans to GNMA certificates           --       (37,444)       --
Loan origination fees (net of acquisition
  expenses)                                                 (169)       (152)       (766)
Proceeds from repayment of mortgage loans                   --        (9,245)     (9,995)
Periodic principal payments of mortgage loans                (46)        (85)        (62)
Loan contributed to unconsolidated subsidiary               --          --        (8,404)
Consolidation of previously unconsolidated subsidiary       --         8,374        --
Excess(deficiency) of proceeds over carrying value of
  mortgage loans                                            --          (251)         14
Amortization and accretion -- net                             89         (40)       (104)
                                                        --------    --------    --------

Investments in mortgage loans - December 31,            $ 22,384    $ 17,799    $ 31,829
                                                        ========    ========    ========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 4 - Investments in GNMA Certificates - Available for Sale

Information relating to GNMA certificates owned by the Company as of December 31, 2002, is as follows:
(Dollars in thousands)

                                                                                                                           Interest
                                                                                                                            Income
                                                                                                                            Earned
                                                                                                                          Applicable
                                           Date                 Principal  Amortized     Unrealized                      to the Year
                                         Purchased/    Stated      at       Cost at    Gain (Loss) at   Fair Value at       Ended
                           Certificate     Final      Interest  December    December     December          December        December
Name                         Number     Payment Date    Rate    31, 2002    31, 2002     31, 2002          31,2002         31 ,2002
----                       -----------  ------------  --------  ---------  ---------   --------------   -------------    -----------

Western Manor (1)            0355540      7/27/94      7.125%   $  2,460   $   2,470      $    39         $  2,509          $  196
                                          3/15/29

Copper Commons (1)           0382486      7/28/94      8.500%      2,088       2,158          (28)           2,130             179
                                          8/15/29

SunCoast Capital Group,      G002412      6/23/97      7.000%        546         547           32              579              50
Ltd. (1)                                  4/20/27

Hollows Apts.(2)              511909      5/29/01          --         --          --           --               --             197


Elmhurst Village(1)           549391      6/28/01      7.745%     21,677      21,677          922           22,599           1,659
                                           1/1/42

Reserve at Autumn Creek(1)    448748      6/28/01      7.745%     16,023      16,023        2,574           18,597           1,200
                                           1/1/42

Casitas at Montecito(1)(3)    519289      3/11/02      7.300%      5,787       6,178          458            6,636             321
                                         10/15/42

Village at Marshfield(1)      519281      3/11/02      7.475%     19,869      21,493        1,331           22,824           1,140
                                          1/15/42

Cantera Crossing(1)           532662      3/28/02      6.500%      5,555       5,489          592            6,081             210
                                           6/1/29

Fillmore Park(1)              536739      3/28/02      6.700%      1,189       1,203          116            1,319              48
                                         10/15/42

Northbrooke(1)                548972      5/24/02      7.080%     10,475      10,625        1,231           11,856             244
                                           8/1/43

Ellington Plaza(1)            585494      7/26/02      6.835%     10,501      10,559        1,159           11,718             258
                                           6/1/44

Burlington(1)                 595515      11/1/02      5.900%      6,824       6,909          277            7,186              67
                                          4/15/31
                                                                ------------------------------------------------------------------

Total                                                           $102,994     $105,331     $    8,703      $114,034          $5,769
                                                                ==================================================================

     (1) These GNMA certificates are partially or wholly pledged as collateral for borrowings under the repurchase facility - See Note 7.
     (2) This GNMA certificate was sold March 25, 2002, resulting in a gain of approximately $614,000.
     (3) This GNMA certificate was repaid in March 2003.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost, unrealized gain and fair value for the investment in GNMA certificates at December 31, 2002 and 2001 were as follows:

                             (Dollars in thousands)

                                                             December 31,
                                                     ---------------------------
                                                       2002              2001
                                                     ---------------------------
Amortized cost                                       $105,331           $ 49,499
Net unrealized gain                                     8,703                561
                                                     --------           --------
Fair value                                           $114,034           $ 50,060
                                                     ========           ========

For the year ended December 31, 2002, there were gross unrealized gains and losses of $8,730,076 and $27,147 respectively, on GNMA certificates. For the year ended December 31, 2001, there were gross unrealized gains and losses of $579,252 and $18,865, respectively, on GNMA certificates.

Due to the complexity of the GNMA structure and the uncertainty of future economic events and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the GNMA certificates upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

NOTE 5 - CMBS-Related Investment and Short Sale; Investment in ARCap

On September 30, 1999, the Company acquired from ARCap a "BB+" rated subordinated CMBS from a Chase Manhattan Bank-First Union Nation Bank Commercial Mortgage Trust. The CMBS investment, which was purchased for $35,622,358, had a face amount of $50,399,711 and an annual coupon rate of 6.4%. The Company purchased the CMBS investment using cash and debt provided through a Bear Stearns Repurchase Facility. In connection with this acquisition, the Company entered into an agreement with ARCap. Under the agreement, the Company had the right to sell the CMBS investment to ARCap and purchase a preferred equity position in ARCap, all based on the then fair value of the CMBS investment.

This investment was accounted for as a trading asset and carried at estimated fair value, with changes in fair value included in earnings. Interest income was accrued as it became receivable, and included accretion of discounts, computed using the effective yield method, after considering estimated prepayments and credit losses. The Company recognized gains on this investment totaling $1,496,017 in 2000 due to mark-to-market adjustments.

On September 30, 1999, in order to mitigate the potential income statement effect of changes in the fair value of its CMBS investment caused by changes in interest rates, the Company entered into a short sale involving the sale of a U.S. Treasury Note with a face amount of $39,327,000 and an annual coupon rate of 5.625% borrowed from Bear Stearns & Co., Inc. ("Bear Stearns"). On March 16, 2000, the Company replaced the borrowed security by purchasing such security through Bear Stearns, and entered into an additional short sale contract involving the sale of a U.S. Treasury Note with a face amount of $34,512,000 and an annual coupon rate of 6.0% borrowed from Bear Stearns. Short sale positions were carried at estimated fair value, with changes in fair value included in earnings. The Company recognized losses on these positions totaling $1,795,572 in 2000 due to market-to-market adjustments.

On November 1, 2000, the Company, in accordance with the agreement with ARCap, sold the CMBS investment to ARCap and repaid its borrowing under the repurchase facility, closed out its short sale position and purchased a preferred equity interest in ARCap in the face amount of $20,000,000, with a preferred dividend rate of 12%. This preferred equity interest was recorded at $19,640,637, representing the fair value of the CMBS investment at the date of the transaction, less the Bear Stearns Repurchase Facility repayment plus approximately $3.5 million in cash paid to ARCap.

The Company owns 800,000 preferred equity units of ARCap, with a face amount of $25 per unit, representing a 7.27% ownership and voting interest. The preferred equity units are convertible, at the Company's option, into ARCap common units. If converted into common units, the conversion price is equivalent to $25 per unit, subject to certain adjustments. Also, if not already converted, for a period of sixty days following the fifth anniversary of the first closing date, which will be August 4, 2005, the preferred equity units are convertible, at the Company's option, into a three-year note bearing interest at 12% that would be junior to all of ARCap's then existing indebtedness. The preferred equity units are also redeemable, at the option of ARCap, up until the fifth anniversary of the first closing date.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Summarized information for ARCap as of December 31, 2002 and 2001, and the years then ended is as follows:

                                                   2002              2001
                                             ---------------    ---------------
                                            ($'s in millions)  ($'s in millions)

Investment securities - trading              $           799    $           565
Other assets                                              24                 31
                                             ---------------    ---------------
Total assets                                 $           823    $           596
                                             ===============    ===============

Repurchase agreements and long-term debt     $           392    $           322
Other liabilities                                        206                 50
Members' equity                                          225                224
                                             ---------------    ---------------
Total liabilities and equity                 $           823    $           596
                                             ===============    ===============

Total revenues                               $            96    $            63
Total expenses                                            65                 50
                                             ---------------    ---------------
Net income                                   $            31    $            13
                                             ===============    ===============


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - Notes Receivable

The Company's notes receivable are collateralized by equity interest in the owner of the related property and consist of the following as of December 31, 2002:

                                                          (Dollars in thousands)


                                                                                   Remaining
                                 Number of   Outstanding   Unamortized             Committed
                                 Apartment    Principal     Costs and    Carrying  Balance to    Interest
Property         Location          Units       Balance         Fees       Amount      Fund         Rate          Maturity
------------------------------------------------------------------------------------------------------------------------------------

Alexandrine(3)   Detroit, MI          30       $   214       $    --      $   214    $   --       12.50%      November 2002(5)

Concord at
   Palm(3)(6)    Houston, TX         360         3,850            18        3,832        --       12.00%      December 2003

Parwood(3)       Long Beach, CA      528         3,022(1)         25        2,997     1,578       11.00%       January 2004


Concord at
   Little York   Houston, TX         276         3,500            25        3,475        --       12.00%      February 2004

Concord at
   Gulfgate      Houston, TX         288         3,500            47        3,453        --       12.00%           May 2004

Reserve at
   Fox River     Yorkville, IL       132         1,350            11        1,339        --       12.00%           May 2003

Del Mar                                                                                          LIBOR +
    Villas(4)    Dallas, TX          260         5,554            42        5,512        --       4.625%         April 2004

Mountain                                                                                         LIBOR +
   Valley(4)     Dallas, TX          312         5,242            67        5,175    1,065(2)     4.750%      November 2004
                                  -----------------------------------------------------------

    Total                          2,186       $26,232       $   235      $25,997   $2,643
                                  ===========================================================


(1)  Funded on an as needed basis.
(2)  To be funded for rehabilitation.
(3) These loans are to limited partnerships whose general partners are affiliates of the Advisor (see Note 9).
(4) Pledged as collateral in connection with warehouse facility with Fleet National Bank (see Note 8).
(5) Consists of two notes that mature in November 2002. One note, in the approximate amount of $207,000, was repaid January 2003. The remaining note, in the amount of $6,800, remains unpaid.
(6)  The Concord at Palm bridge loan was repaid in full in March 2003.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- Repurchase Facilities

Effective February 15, 2000, the Company entered into a $60 million FHA repurchase facility with Nomura Asset Capital Corporation (the "Nomura Repurchase Facility") with a term of one year. This facility enabled the Company to borrow up to 90% with a qualified hedge or 80% without a qualified hedge of the fair market value of FHA loans owned by the Company. The Nomura Repurchase Facility was renewed February 15, 2001 for $40 million, with a one time option to increase to $60 million, for a one year term and interest at LIBOR plus 1.25%. At December 31, 2001, there was no outstanding balance. Deferred costs relating to the Nomura Repurchase Facility have been fully amortized. This Repurchase Facility was not renewed in 2002.

Effective February 15, 2000, the Company also entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA certificates and other qualified mortgage securities owned by the Company. Up until May 2002, borrowings would bear interest at LIBOR plus 0.50%. Subsequent to May 2002, interest on borrowings decreased to LIBOR plus
0.05%. As of December 31, 2002 and 2001, the amount outstanding under this facility was $87.9 million and $43.6 million, respectively, and interest rates were 1.47% and 2.58%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at December 31, 2002 had 30 day settlement terms. As of December 31, 2002 and 2001, all GNMA certificates owned by the Company were wholly or partially pledged as collateral.

NOTE 8- Warehouse Facilities

In October 2002, the Company entered into a mortgage warehouse line of credit (the "Fleet Warehouse") with Fleet National Bank ("Fleet") in the amount of $40 million. Advances under the Fleet Warehouse Facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. The Facility, which matures April 2006, bears an interest rate of LIBOR + 200 basis points (3.46% and 3.42% for Del Mar Villas and Mountain Valley loans, respectively, at December 31, 2002), payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the Facility. As of December 31, 2002, the Company had approximately $8.8 million in loans outstanding under this program.

NOTE 9- Related Party Transactions

Pursuant to the amended Advisory Agreement between the Company and the Advisor, the Advisor receives certain fees, in addition to reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company, for its ongoing management and operations of the Company:

    Fees/Compensation     Annual Amount
    -----------------     -------------

   I.  Asset              .355%  for investments in mortgage loans
       management fees    .355%  for certain investment grade investments
                          .750%  for certain non-investment grade investments
                         1.000%  for unrated investments
                          .625%  for  investments  held prior to the adoption
                                 of the amended Advisory Agreement between the Company and the Advisor dated April 6, 1999.

   II. Annual            A)      25% of the dollar amount by which
       incentive fees

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

                                         (ii)the ten year U.S. Treasury Rate
                                              plus 2% per annum; and;

                                      (b) $1.45 multiplied by

                          B) the weighted average number of shares outstanding during such year.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Advisor will not receive an annual incentive fee in any fiscal year unless shareholders have received a minimum annual distribution of $1.45 per share for that fiscal year.

In addition, with respect to new mortgage loans acquired by the Company, the Advisor will receive origination points paid by borrowers equal to up to 1% of the principal amount of each mortgage loan and the Company will receive origination points paid by borrowers in excess of 1%.

During 2002, the Company made an agreement with the Advisor, whereby the Advisor waived approximately $71,000 in net fees and expense reimbursements, in light of higher than usual expenses related to the origination of investments that were never completed.

The costs incurred to related parties for the years ended December 31, 2002, 2001 and 2000 were as follows:
(Dollars in thousands)

                                                  Years Ended December 31,
                                            ------------------------------------
                                             2002           2001           2000
                                            ------         ------         ------
Expense reimbursement                       $  447         $  345         $  375
Asset management fees                          838            248            386
Incentive fee                                  235           --             --
                                            ------         ------         ------

                                            $1,520         $  593         $  761
                                            ======         ======         ======

Asset management fees, the incentive management fee and expense reimbursements owed to the Advisor and its affiliates amounting to approximately $553,000 and $318,000 were accrued and unpaid at December 31, 2002 and 2001, respectively.

Some of the Company's notes receivable (see Note 6), the guarantee on Creekside Apartments and standby bridge loan commitments described in Note 12 are to limited partnerships where the general partner is an affiliate of the Advisor.

In December 2002, Charter Municipal Mortgage Company announced a proposed acquisition of Related Capital Company, an affiliate of the Advisor. This acquisition will not affect The Company or its day-to-day operations.

NOTE 10 - Earnings Per Share

Basic net income per share in the amount of $1.61, $1.35 and $.86 for the years ended December 31, 2002, 2001 and 2000, respectively, equals net income for the periods ($9,659,362, $5,187,064 and $3,317,757, respectively), divided by the weighted average number of shares outstanding for the periods (6,017,740, 3,838,630 and 3,838,630, respectively).

Because the Company had no dilutive securities outstanding during 2002, 2001 and 2000, diluted net income per share is the same as basic net income per share for all periods presented.

NOTE 11 - Capital Shares

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $31 million, net of underwriter's discount and expenses, were used to fund investments.

The Company has an incentive share option plan, under which the Compensation Committee of the board of trustees has the authority to issue options to the Company's trustees and employees of the Advisor to purchase, in the aggregate that number of shares which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year, provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares over the life of the Incentive Share Option Plan equal to 383,363 shares. No options have been granted under this plan as of December 31, 2002.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - Selected Quarterly Financial Data


                                                             2002 Quarter Ended
                                            -------------------------------------------------
                                             (Dollars in thousands except per share amounts)
                                                                 (Unaudited)

                                             March 31     June 30     September 30   December 31
                                            ----------   ----------   ------------   -----------
Revenues:

Interest income:
  Mortgage loans                            $      401   $      609   $        536   $       504
  GNMA certificates                              1,084        1,370          1,548         1,767
  Notes receivable                                 487          627            548           608
  Temporary investments                             11           13             16            10
Other income                                        60           76             67           116
                                            ----------   ----------   ------------   -----------

   Total revenues                                2,043        2,695          2,715         3,005
                                            ----------   ----------   ------------   -----------

Expenses:

  Interest                                         272          307            290           359
  General and administrative                       126          164            119           297
  Fees to Advisor                                  357          371            318           474
  FNMA loan program                                355            3             --            --
                                            ----------   ----------   ------------   -----------

   Total expenses                                1,110          845            727         1,130
                                            ----------   ----------   ------------   -----------

Other gain:

  Equity in earnings of ARCap                      592          608            600           600

  Net gain on repayment of mortgage loans
   and GNMA certificates                           614         --               --            --
                                            ----------   ----------   ------------   -----------

  Total other gain                               1,206          608            600           600
                                            ----------   ----------   ------------   -----------

  Net income                                $    2,139   $    2,458   $      2,588   $     2,475
                                            ==========   ==========   ============   ===========

  Net income per weighted average share
   (basic and diluted)                      $     0.43   $     0.39   $       0.41   $      0.39
                                            ==========   ==========   ============   ===========

  Weighted average shares outstanding
   (basic and diluted)                       4,960,852    6,363,630      6,363,630     6,363,630
                                            ==========   ==========   ============   ===========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                             2001 Quarter Ended
                                            ----------------------------------------------------

                                             March 31     June 30     September 30   December 31
                                            ----------   ----------   ------------   -----------
Revenues:

Interest income:
  Mortgage loans                            $      888   $    1,018   $      350(1)  $     517(1)
  GNMA certificates                                116          379          860           939
  Notes receivable                                  45           61          127           218
  Temporary investments                             17           10           20            26
Other income                                         6           25           39            37
                                            ----------   ----------   ----------     ---------

   Total revenues                                1,072        1,493        1,396         1,737
                                            ----------   ----------   ----------     ---------

Expenses:

  Interest                                         275          361          463           307
  General and administrative                       140          122          115           284
  Fees to Advisor                                  118          178          121           176
                                            ----------   ----------   ----------     ---------

   Total expenses                                  533          661          699           767
                                            ----------   ----------   ----------     ---------

Other gain (loss):

  Equity in earnings of ARCap                      592          592          604           612

  Net loss on repayment of mortgage loans
   and GNMA certificates                            --           --         (212)          (39)
                                            ----------   ----------   ----------     ---------

  Total other gain (loss)                          592          592          392           573
                                            ----------   ----------   ----------     ---------

  Net income                                $    1,131   $    1,424   $    1,089     $   1,543
                                            ==========   ==========   ==========     =========

  Net income per weighted average share
   (basic and diluted)                      $     0.29   $     0.37   $     0.28     $    0.40
                                            ==========   ==========   ==========     =========

  Weighted average shares outstanding
    (basic and diluted)                      3,838,630    3,838,630    3,838,630     3,838,630
                                            ==========   ==========   ==========     =========

(1) Interest income from mortgage loans and GNMA certificates in the third quarter of 2001 reflects the impact of the conversion of three mortgage loans into GNMA certificates during the second quarter 2001. The increase or decrease in interest income was primarily a result of the interest income earned by these loans converted to GNMA certificates subsequent to the conversion. No gains or losses resulted from the conversion.

NOTE 13 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae program, with respect to which it guarantees repayment of 100% of such construction loans. As of December 31, 2002, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae program and has made forward commitments for an additional approximate $4.0 million. The Company's maximum guaranty at December 31, 2002 was approximately $7.3 million.

During August 2002, the Company purchased one construction loan in the amount of $342,000 due to a default on a construction loan that was 100% guaranteed by the Company under the Fannie Mae program. The loan defaulted due to problems relating to construction issues of Alexandrine Square, a 30-unit apartment complex in Detroit, Michigan. The construction loan is classified as a first mortgage loan on the balance sheet at December 31, 2002.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in Fannie Mae loan program expenses in the Consolidated Statement of Income.

Except for the write-off of the program costs described above, the Fannie Mae loan program has not had, and its discontinuance is not anticipated to have, a significant impact on the Company's financial condition or results of operations.

The following table provides information relating to the loans originated and forward commitments made on Fannie Mae's behalf.

                             (Dollars in thousands)

Loans Originated
----------------
                                              Number of                      Loss
                                              Apartment                   Sharing Fee
Property                  Location              Units      Loan Amount   (annual rate)
----------------------    ----------------    ---------    -----------   ------------
Valley View               Cedar Rapids, IA        96         $2,187          0.36%
Maple Ridge Apartments    Jackson, MI             69          1,137          0.52%
                                              ---------    -----------
            Total                                165         $3,324
                                              ---------    -----------



Forward Commitments
-------------------
                                              Number of                      Loss
                                              Apartment                   Sharing Fee
Property                  Location              Units      Loan Amount   (annual rate)
-----------------------   ----------------    ---------    -----------   ------------
Cameron Creek Apartments  Dade Country, FL       148         $3,000          0.35%
Desert View Apartments    Coolidge, AZ           372          1,011          0.52%
                                              ---------    -----------
            Total                                520         $4,011
                                              ---------    -----------

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Standby and Forward Loan and GNMA Commitments
---------------------------------------------

During 2002, the Company issued the following standby and forward bridge and permanent loan commitments for the purpose of constructing/rehabilitating certain multi-family apartment complexes in various locations.

                             (Dollars in thousands)

Standby and
Forward Bridge Loan Commitments
-------------------------------
                                                                                                 Maximum Amount of Commitments

                                                                                          ------------------------------------------

Issue Date      Project                       Location          No. of Apt. Units         Less than 1 Year              1-3 Years
------------------------------------------------------------------------------------------------------------------------------------

  Jan-02        Parwood                       Long Beach, CA           528                   $    --                   $ 1,578(3)
  Jan-02        Valley View/Summertree (7)    Little Rock, AK          240                       400(1)(4)                  --
  May-02        McMullen Square               San Antonio, TX          100                       400(8)(4)                  --
  Jul-02        Clark's Crossing Apartments   Laredo, TX               160                        --                     1,649(2)(5)
  Nov-02        Mountain Valley               Dallas, TX               312                        --                     1,065(3)
                                                                --------------------------------------------------------------------

Total Standby Bridge Loan Commitments                                1,340                   $   800                   $ 4,292
                                                                ====================================================================



Standby and Forward Permanent Loan
Commitments
----------------------------------
                                                                                                 Maximum Amount of Commitments

                                                                                          ------------------------------------------

Issue Date      Project                       Location          No. of Apt. Units         Less than 1 Year              1-3 Years
------------------------------------------------------------------------------------------------------------------------------------

  Mar-02        Sunset Gardens                Eagle Pass, TX            60                   $   177(3)                     --
  May-02        Highland Park                 Topeka, TX               200                     4,250(1)(5)(6)               --
                                                                --------------------------------------------------------------------

Total Standby and Forward Permanent Loan Commitments                   260                   $ 4,427                        --
                                                                ====================================================================


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Forward GNMA Commitments
------------------------

                                                                                        Maximum Amount of Commitments

                                                                --------------------------------------------------------------------

Date Purchased      Project                                                Less than 1 Year                   1-3 Years
---------------------------------------------                   --------------------------------------------------------------------

   Mar-02           Cantera Crossing                                         $   973 (3)                     $    --
   Mar-02           Fillmore Park                                                235 (3)                          --
   Mar-02           Casitas at Montecito                                         708 (3)                          --
   May-02           Ellington Plaza                                           27,114 (3)                          --
    N/A             Northbrooke                                                3,415 (3)                          --
                                                                --------------------------------------------------------------------

Total Forward GNMA Commitments                                               $32,445                              --
                                                                --------------------------------------------------------------------

Total Standby and Forward Loan and GNMA Commitments                          $37,672                         $ 4,292
                                                                ====================================================================


(1)  Funding not anticipated to occur.
(2) Initial funding in the amount of $550,000 has occurred during March 2003. Remaining fundings are on an as needed basis.
(3) Funding has already begun. Amount represents remaining commitment to be funded.
(4) The Company received a loan commitment fee of 2.50% for issuing the commitment.
(5) The Company received a loan commitment fee of 2.00% for issuing the commitment.
(6)  The Company will receive a 1% loan origination fee if funding occurs.
(7)  The first  mortgage  bond  relating to these  apartments is held by Charter
     Municipal Mortgage Acceptance Company ("CharterMac"), a publicly traded company which is managed by an affiliate of the Advisor.
(8)  Expired in February 2003.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Construction Loan Guarantees
----------------------------

During 2002, the Company has guaranteed the following loans in relation to the construction of affordable multi-family apartment complexes in various locations. The construction loan guarantees will provide credit support for the following projects after construction completion, up until the date in which permanent financing takes place.

During October 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") to provide stabilization guarantees for new construction of multi-family properties under the LIHTC program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. The Company is guarantying that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough Net Operating Income for Fannie Mae to fully fund their commitment, AMAC may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae Permanent Loan Amount.

                                                          (Dollars in thousands)


                                                                                           Maximum Amount of
                                                                                               Guarantee

                                                                                                     Loan Administra-   Construction
                                                                             Less than 1                tion Fee(1)      Guarantee
Date Closed  Project                   Location              No. of Units       Year      1-3 Years (annual percentage)    Fee (2)
------------------------------------------------------------------------------------------------------------------------------------

Jul-02       Clark's Crossing          Laredo, TX                 160        $  4,790     $     --         0.500%             0.625%
Sept-02      Creekside Apts.           Colorado Springs, CO       144           7,500           --         0.375%                 --
Oct-02       Village at Meadowbend     Temple, TX                 138              --        3,675         0.500%             0.750%
Nov-02       Mapleview Apartments (3)  Saginaw, MI                104              --        3,240         0.625%             0.247%
                                                                --------------------------------------------------------------------

                                                                  546        $ 12,290     $  6,915
                                                                ====================================================================

(1) Loan Administration Fee is paid on a monthly basis during the guarantee period.
(2) Construction Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period.
(3) Guarantee was made under Wachovia Bank, National Association Guarantee Agreement.

For each of these guarantees, and for the guarantees issued under the FNMA program discussed in the first paragraph of Note 13 in the accompanying consolidated financial statements, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - Subsequent Events

In February 2003, a distribution of $2,545,452 ($.40 per share), which was declared in December 2002, was paid to shareholders for the quarter ended December 31, 2002.

In February 2003, the Company received approximately $10 million in proceeds relating to the repayment of the Stony Brook II first mortgage and mezzanine loans. At December 31, 2002, the carrying value of the Stony Brook II first mortgage and mezzanine loans were approximately $8.3 million and approximately $651,000, respectively. The cash proceeds from the principal repayment of the first mortgage loan are being held as collateral for the Company's contingent liabilities under guarantees issued in the Fannie Mae DUS program (see Note 13).

During March 2003, AMAC exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of Plaza at San Jacinto. The Company has paid approximately $6.7 million and now owns the first mortgage. As such, AMAC is now "mortgagee in possession". This is a preliminary step toward foreclosure which is expected to take place in the near future and allow the Company to secure and protect the real estate and cash collateral, securing both the senior and subordinate mortgages. The Company believes that the value of the collateral exceeds the amounts of the first mortgage loan (approximately $6.5 million) and the mezzanine loan (approximately $1.3 million).

In February 2003, the Company funded a predevelopment bridge loan of approximately $6.9 million and agreed to fund a $7.3 million rehabilitation loan secured by Noble Tower Apartments, a 195-unit apartment complex located in Oakland, CA. The Company has received a 1% fee for the bridge loan, which bears interest at 12% and matures in July 2005. The Company will receive an additional 1% fee for the rehabilitation loan, which will bear interest at a rate of 9.75% and is expected to have a term of fifteen months.

In March 2003, the Company partially funded an acquisition bridge loan totaling approximately $11 million for Baywoods Apartment, a 128-unit multi-family apartment complex located in Antioch, CA. The Company's initial funding was approximately $10.5 million with future fundings totaling approximately $500,000. In connection with the funding of this bridge loan, the Company has borrowed $8 million from its warehouse facility with Fleet Bank. This loan, which matures March 2005, bears an interest rate of LIBOR + 400 basis points. Payments on this loan are interest only for the full 24 month term. The Company received a loan origination fee of .625%.

In March 2003, the Company partially funded a bridge loan of $1.7 million, secured by a 288-unit apartment complex located in Houston, TX, known as The Concord at Gessner. The Company's initial funding was approximately $1.5 million with future fundings totaling approximately $200,000. The Company has received a 2.0% fee for the bridge loan, which bears interest at a rate of 12.0% and matures in March 2005.

In March 2003, the Concord at Palm bridge loan was repaid. The Company has received proceeds in the amount of approximately $39 million, which approximates the carrying amount of the bridge loan at December 31, 2002.

In March 2003, the Casitas at Montecito GNMA certificate was repaid. The Company has received proceeds in the approximate amount of $5.8 million. The carrying amount of the certificate at December 31, 2002 was approximately $6.2 million.

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

Item 14. Controls and Procedures

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

Item 15.  Exhibits,  Financial  Statement  Schedules,  and  Reports  on Form 8-K

                                                                      Sequential
(a) 1.    Financial Statements                                           Page
          --------------------                                        ----------

          American Mortgage Acceptance Company

               Independent Auditors' Report                                27

               Consolidated Balance Sheets as of
               December 31, 2002 and 2001                                  28

               Consolidated  Statements  of Income
               for the years ended  December 31,
               2002, 2001 and 2000                                         29

               Consolidated  Statements of Changes
               in  Shareholders' Equity for the years
               ended December 31, 2002, 2001 and 2000                      30

               Consolidated  Statements  of  Cash  Flows
               for  the  years  ended December 31,
               2002, 2001 and 2000                                         31

               Notes to Consolidated Financial Statements                  33

          ARCap Investors, LLC
          --------------------

          Consolidated 2002 financial statements for ARCap
          Investors, LLC (see Exhibit 99)                                  99(a)

          Consolidated 2001 financial statements for ARCap
          Investors, LLC (see Exhibit 99)                                  99(b)

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 2.    Financial Statement Schedules

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

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K (continued)
                                                                      Sequential
                                                                         Page
                                                                      ----------
23(a)     Consent  of  Deloitte & Touche LLP with  respect to
          incorporation  by reference  of its report in the
          Company's  Registration  Statement on Form S-3
          (filed herewith).                                                63

23(b)     Consent  of  Deloitte & Touche LLP with  respect to
          incorporation  by reference of its report relating to the
          financial  statements of ARCap Investors, LLC in the
          Company's Registration Statement on Form S-3
          (filed herewith).                                                64

23(c)     Consent  of  Ernst  & Young  LLP  with  respect  to
          incorporation  by reference of its report relating to the
          financial  statements of ARCap Investors, LLC in the
          Company's Registration Statement on form S-3
          (filed herewith).                                                65

24.1      Power of Attorney (Included on signature page hereto)

99.       Additional Exhibits
          -------------------

99(a)     The 2002 Financial  Statements of ARCap  Investors,  LLC
          which invests primarily in subordinated commercial
          mortgage-backed  securities,  as required by Regulation S-X,
          Rule 3-09 (filed herewith).                                      66

99(b)     The 2001 Financial  Statements of ARCap  Investors,  LLC
          which invests primarily in subordinated commercial
          mortgage-backed  securities,  as required by Regulation S-X,
          Rule 3-09 (filed herewith).                                      78

   (b)    Reports on Form 8-K
          -------------------

          Current report on Form 8-K relating to press release issued regarding proposed acquisition by Charter
          Municipal Mortgage Acceptance Company of Related Capital Company, dated and filed December 18, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)

Date: March 21, 2003                 By: /s/ Stuart J. Boesky
                                         ---------------------
                                         Stuart J. Boesky
                                         Trustee, Chairman of the Board,
                                         President and Chief Executive Officer

Date: March 21, 2003                 By: /s/ Stuart A. Rothstein
                                         -----------------------
                                         Stuart A. Rothstein
                                         Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart
J. Boesky, Alan P. Hirmes and Stuart A. Rothstein, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the Securities Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                            Title                        Date
--------------------     --------------------------------------   --------------

/s/ Stuart J. Boesky
--------------------
Stuart J. Boesky         Trustee, Chairman of the Board,          March 21, 2003
                         President and  Chief Executive Officer


/s/ Peter T. Allen
------------------
Peter T. Allen           Trustee                                  March 21, 2003


/s/ Arthur P. Fisch
-------------------
Arthur P. Fisch          Trustee                                  March 21, 2003


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes           Trustee                                  March 21, 2003


/s/ Scott M. Mannes
-------------------
Scott M. Mannes          Trustee                                  March 21, 2003


/s/ Stuart A. Rothstein
-----------------------
Stuart A. Rothstein      Chief Financial Officer                  March 21, 2003

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this annual report on Form 10-K of American Mortgage Acceptance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 21, 2003                                By: /s/ Stuart J. Boesky
       --------------                                    --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                  CERTIFICATION


I, Stuart A. Rothstein, hereby certify that:

     1. I have reviewed this annual report on Form 10-K of American Mortgage Acceptance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary in order to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

          a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          c)  presented  in  this  annual  report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  March 21, 2003                                By: /s/ Stuart A. Rothstein
       --------------                                    -----------------------
                                                         Stuart A. Rothstein
                                                         Chief Financial Officer

                                                                    Exhibit 99.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     March 21, 2003

                                                                    Exhibit 99.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     March 21, 2003

                                                                   EXHIBIT 23(a)

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-42481 of American Mortgage Acceptance Company on Form S-3 of our report relating to the financial statements of American Mortgage Acceptance Company as of December 31, 2002 and 2001, and for each of the three years in the period ended December 31, 2002, dated March 21, 2003, appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2002.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 21, 2003

                                                                   EXHIBIT 23(b)

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-42481 of American Mortgage Acceptance Company on Form S-3 of our report relating to the consolidated financial statements of ARCap Investors, L.L.C. as of December 31, 2002 and for each of the two years in the period ended December 31, 2001, dated January 31, 2002, appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2002.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 21, 2003

                                                                   EXHIBIT 23(c)

                          INDEPENDENT AUDITORS' CONSENT

We consent to the incorporation by reference in Registration Statement (Form S-3 No. 33-42481) of American Mortgage Acceptance Company and in the related Prospectus of our report dated February 4, 2003 on the consolidated financial statements of ARCap Investors, L.L.C. included in this Annual Report (Form 10-K) for the year ended December 31, 2002.

/s/ Ernst & Young LLP

Dallas, Texas
March 21, 2003

                                                                  EXHIBIT 99 (a)



                          INDEPENDENT AUDITORS' REPORT

The Board of Managers
ARCap Investors, L.L.C.

We have audited the accompanying consolidated balance sheet of ARCap Investors, L.L.C. and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of operations, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARCap Investors, L.L.C. and subsidiaries at December 31, 2002, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP

Dallas, Texas
February 4, 2003

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS


                                                           December 31, 2002
                                                           -----------------

Investment securities - trading,
 net (Note 3)                                               $798,856,791
Accrued interest receivable                                    9,243,042
Cash and cash equivalents                                      4,953,388
Deferred borrowing costs, net (Note 5)                         4,453,750
Restricted cash - CBO swap (Note 5)                            4,325,848
Other assets                                                     722,261
                                                            ------------
Total assets                                                $822,555,080
                                                            ============


             LIABILITIES AND MEMBERS' EQUITY

Liabilities:

Long-term debt (Note 5)                                     $236,000,000
Repurchase agreements (Note 6)                               155,423,000
Accrued interest payable                                       4,853,757
Borrowed investment securities and
 interest rate swap, net (Note 4)                              4,487,562
CBO swap liability (Note 5)                                    4,125,000
Accrued expenses                                                 208,455
                                                            ------------

Total liabilities                                            405,097,774
                                                            ------------

Commitments and contingencies

Minority interest in consolidated entities                   192,337,631

Members' equity:

   Series A preferred members                                147,340,254
   Common members                                             77,779,421

 Total members' equity                                       225,119,675
                                                            ------------

Total liabilities and members' equity                       $822,555,080
                                                            ============

                 See notes to consolidated financial statements

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF OPERATIONS


                                                          December 31, 2002
                                                          -----------------
Revenues:

   Interest income - CMBS                                   $ 76,306,706
   Other investment income                                     2,175,975
                                                            ------------

Total revenues                                                78,482,681
                                                            ------------

Expenses:

   Interest - long-term debt and repurchase agreements        20,527,438
   Interest - borrowed investment securities and
    interest rate swap, net                                    7,287,485
   Financing fee                                               1,180,000
   Salaries and employee benefits                              5,508,718
   General and administrative                                  4,442,601
                                                            ------------

Total expenses                                                38,946,242
                                                            ------------

Net margin on CMBS and other investments                      39,536,439

Other revenue (expense):

   Accretion of purchase discount                             17,137,362
   Loss on trading securities, net (Note 7)                  (11,068,375)
                                                            ------------

                                                               6,068,987

Income before minority interest                               45,605,426

Minority interest                                            (14,456,330)
                                                            ------------

Net income                                                  $ 31,149,096
                                                            ============

                 See notes to consolidated financial statements

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                          YEAR EMDED DECEMBER 31, 2002


                                                       Series A
                                   Common              Preferred
                                  Members               Members         Total
                                 ------------------------------------------------

Balance at January 1, 2002       $ 78,156,400       $145,827,125     $223,983,525
 Costs to raise capital of
  consolidated subsidiaries          (386,470)          (863,826)      (1,250,296)
 Distributions                    (10,890,994)       (17,871,656)     (28,762,650)
 Net income                        10,900,485         20,248,611       31,149,096
                                 ------------       ------------     ------------
Balance at December 31, 2002     $ 77,779,421       $147,340,254     $225,119,675
                                 ============       ============     ============

                 See notes to consolidated financial statements

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                              December 31, 2002
                                                              -----------------
OPERATING ACTIVITIES
Net income                                                     $  31,149,096
Adjustments to reconcile net income to net cash
  used in operating activities:
    Loss on trading securities, net                               11,068,375
    Accretion of purchase discount                               (17,137,362)
    Amortization of deferred borrowing costs                         680,930
    Minority interest                                             14,456,330
    Changes in operating assets and liabilities:
       Investment securities - trading, net                     (205,485,635)
       Accrued interest receivable                                (3,410,351)
       Restricted cash - CBO swap                                    (73,117)
          Other assets                                               (93,381)
          Accrued interest payable                                 1,616,725
          Borrowed investment securities and
           interest rate swap, net                               (14,765,069)
          Accrued expenses                                          (190,995)
                                                               -------------

Net cash used in operating activities                           (182,184,454)
                                                               -------------

FINANCING ACTIVITIES
   Distributions to members                                      (28,762,650)
   Contributions from minority interest members                  148,576,742
   Distributions to minority interest members                    (14,093,989)
   Costs to raise capital                                         (1,350,296)
   Proceeds from repurchase agreements                            69,321,000
                                                              --------------

Net cash provided by financing activities                        173,690,807
                                                              --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           (8,493,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                      13,447,035
                                                              --------------

CASH AND CASH EQUIVALENTS, END OF YEAR                        $    4,953,388
                                                              ==============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments for interest on repurchase agreements
     and long-term debt                                       $   20,489,835
                                                              ==============

                 See notes to consolidated financial statements

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

NOTE 1. ORGANIZATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

A) Organization - ARCap Investors, L.L.C. (the Company) was incorporated in January 1999 and commenced its operations on March 17, 1999. The Company was organized to invest primarily in subordinated commercial mortgage-backed securities (CMBS).

B) Principles of Consolidation - The consolidated financial statements include the accounts of:

     -    The Company.

     -    ARCap REIT,  Inc.  (ARCap REIT),  a  majority-owned  subsidiary of the
          Company.

     - ARCAP Resecuritization Corporation (ARCap Resecuritization), a wholly owned subsidiary of ARCap REIT. ARCap Resecuritization owns all the residual interest in Commercial Resecuritization Trust 2001 ABC-2 (the Trust).

     - ARCap High Yield CMBS Fund, L.L.C. (the High Yield Fund), of which ARCap REIT owned an approximate 23% controlling interest as of December 31, 2002. The High Yield Fund owns approximately 60% of ARCap CMBS Fund REIT, Inc. (the Fund REIT).

     - ARCap Diversified Risk CMBS Fund, L.L.C. (the Diversified Risk Fund), of which ARCap REIT owned an approximate 1% controlling interest as of December 31, 2002. The Diversified Risk Fund owns approximately 40% of the Fund REIT.

     - ARCap Special Servicing, Inc. (Special Servicing), a taxable REIT subsidiary wholly owned by ARCap REIT.

Minority interests primarily represent outside members' approximate 77% ownership in the High Yield Fund and outside members' approximate 99% ownership in the Diversified Risk Fund. The Company has consolidated the High Yield Fund and Diversified Risk Fund as it exercises control (through ARCap REIT, which acts as the Managing Member of both Funds in accordance with the terms of the respective LLC agreements) over the operations of these Funds. The Company records minority interest expense (income) that reflects the portion of the earnings (losses) of the operations which is applicable to the minority interest members.

Separate books of accounts are maintained for ARCap REIT, ARCap Resecuritization, the Trust, the High Yield Fund, the Fund REIT, the Diversified Risk Fund, and Special Servicing and are reflected in the accompanying consolidated financial statements of the Company. All material intercompany transactions and account balances have been eliminated in consolidation.

C) Investment Securities - The Company's investment security transactions are recorded on the trade date for existing securities and the settlement date for to-be-issued securities. CMBS are designated as trading assets since the Company is holding the securities for possible sales or other dispositions in the near term. Such securities are carried at their estimated fair value, with unrealized gains or losses included in earnings.

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

D)  Revenue  Recognition  -  Interest  income  and  special  servicing  fees are
recognized   as  earned.   Accretion  of   discounts   is  computed   using  the
effective-yield method over the life of the underlying assets.

E) Derivative Financial Instruments - Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company utilizes interest rate swaps and cap and floor agreements as a means of hedging the potential financial statement impact of changes in the fair value of its portfolio of CMBS and variable rate long-term debt due to changes in interest rates. Risks in these contracts arise from the movements in interest rates and from the possible inability of counterparties to meet the terms of their contracts. The Company carries its derivative financial instruments at fair

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

value with any unrealized gain or loss included in earnings, in accordance with the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

F) Resale and Repurchase Agreements - Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings, except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

G) Cash and Cash Equivalents - Cash and cash equivalents include all highly liquid investments with original maturities when purchased of three months or less.

H) Restricted Cash - Restricted cash represents amounts required to be pledged under interest rate cap and floor agreements (see Note 5).

I) Deferred Borrowing Costs - Deferred borrowing costs represent costs incurred in connection with the issuance of long-term debt. Such amounts are amortized using the effective interest method over the term of the related debt (see Note
5).

J) Financing Fee - The Company pays an annual rate of 0.50% of the face of its existing long-term debt to a financier to provide credit enhancement of such debt.

K) Income Taxes - The Company has elected to be taxed as a partnership, whereby all income is taxed at the member level, with the exception of Special Servicing which is taxed at the entity level. ARCap REIT has elected to be taxed as a real estate investment trust for federal income tax purposes.

No provision for income taxes has been made for Special Servicing for the period April 1, 2002 (inception of Special Servicing) through December 31, 2002 as Special Servicing did not generate any taxable income.

L) Use of Estimates - The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

M) Fair Value of Financial Instruments - The estimated fair value amounts herein have been determined by the Company using available market information and appropriate valuation methodologies. However, considerable judgment is required to interpret market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies could have a material effect on the estimated fair value amounts.

The Company's portfolio of CMBS and securities borrowed is carried at their estimated fair values. The Company's management believes that the fair values of its cash and cash equivalents, restricted cash, and repurchase agreements approximate their carrying values due to the nature of the instruments or the fact that their terms approximate current market terms.

NOTE 2. MEMBERS' EQUITY

The Limited Liability Company Agreement (LLC Agreement) establishes two classes of membership: Series A Preferred members and Common members.

Cash Flows are distributed in the following order of priority:

     - To the Series A Preferred members in an amount equal to the accrued and unpaid Preferred Distributions (12% per annum of the $25.00 price per Unit).

     - To the Common members in an amount equal to (a) during the 18-month period that ended February 4, 2002, the amount determined by the Board of Managers, but no more than a cumulative return on the Common Units at the rate of 10% per annum on an established value of $21.74 per
          unit,  and  (b)  subsequent  to  such  18-month  period,   the  amount
          determined by the Board of Managers, provided that if the amount distributable to the Common members shall exceed a cumulative annual return on the Common Units of 12% per annum, the Board of Managers shall notify the Series A Preferred members 30 days in advance of the record date for distribution of Cash Flow.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002


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

Series A Preferred Units
------------------------

Series A Preferred Units are convertible into Common Units at the Conversion Price in effect on the Conversion Date. If the Series A Preferred Units have not been converted within five years of the effective date of the First Amendment to the LLC Agreement (August 4, 2000), Series A Preferred Units may, at the holder's option, be converted to a note equal to $25.00 per Unit, plus accrued and unpaid Preferred Distributions.

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

At December 31, 2002, there were a total of 6,000,000 Series A Preferred Units and 4,999,382 Common Units issued and outstanding.

The LLC Agreement contains certain restrictive covenants regarding the amount of variable rate debt, total debt, and certain financial ratios. Failure to meet the covenants in successive quarters can result in the Chief Executive Officer and Chief Operating Officer being removed from the Board of Managers until such time as the covenants are cured for successive quarters. Management believes that the Company has not violated the covenants in successive quarters.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

NOTE 3. INVESTMENT SECURITIES

The Company's trading securities are carried at estimated fair value and are comprised of the following at December 31, 2002:


                            Face             Cost         Fair Value   ercentage
                      ----------------------------------------------------------
Subordinated CMBS:
   Security rating:
     BB+              $   115,923,711   $  91,176,800    $103,776,027     12.99%
     BB                   170,077,178     127,903,052     141,264,695     17.68%
     BB-                  134,295,076      90,149,121      99,793,698     12.49%
     B+                   215,067,722     127,005,619     137,774,880     17.25%
     B                    264,721,814     151,661,428     144,486,471     18.09%
     B-                   161,254,347      79,612,839      70,601,239      8.84%
     NR                   420,501,779     110,757,808     101,159,781     12.66%
                      ---------------   -------------    ------------    -------

                      $ 1,481,841,627   $ 778,266,667    $798,856,791    100.00%
                      ===============   =============    ============    =======

The Company accretes purchase discounts using the effective yield method over the life of the CMBS. The accumulated accretion of purchase discounts at December 31, 2002, was approximately $30,627,000.

The gross cumulative unrealized gains and losses on the Company's trading investment securities at December 31, 2002, were approximately $41,709,000 and ($51,746,000), respectively.

NOTE 4. BORROWED INVESTMENT SECURITIES AND INTEREST RATE SWAP, NET

The Company's borrowed investment securities and interest rate swap are carried at estimated fair value and are comprised of the following at December 31, 2002:


             Security        Coupon                          Cost            Fair        Unrealized
            Description       Rate          Face             Basis           Value      Gain (Loss)
------------------------------------------------------------------------------------------------------

U.S. Treasury (08-15-09)      6.000%  $ (11,239,000)    $  (10,974,728)   $( 13,072,362)  $ (2,097,634)
U.S. Treasury (02-15-11)      5.000%    (17,818,000)       (17,523,195)     (19,591,448)    (2,068,253)
U.S. Treasury (08-15-11)      5.000%   (136,603,000)      (138,334,790)    (149,900,450)   (11,565,660)
U.S. Treasury (02-15-12)      4.875%    (85,300,000)       (91,513,064)     (92,697,111)    (1,184,047)
U.S. Treasury (11-15-12)      4.000%    (20,468,000)       (20,336,877)     (20,775,020)      (438,143)
                                      --------------     --------------   --------------  ------------
                                      $(271,428,000)    $( 278,682,654)    (296,036,391)  $(17,353,737)
                                      ==============    ===============                   =============
Reverse repurchase agreements                                               295,618,149
                                                                          -------------
Borrowed investment securities, net                                            (418,242)

Interest rate swap                                                           (4,069,320)
                                                                          -------------
Borrowed investment  securities and
   interest rate swap, net                                                $  (4,487,562)
                                                                          ==============

The borrowed U.S. Treasury securities were sold in the open market (i.e., a "short" security sale). The Company is obligated to return the securities in the future and is therefore exposed to price risk until it repurchases the securities for delivery to the lender. Short security sales are used by the Company to modify its interest rate risk. The Company must pay the security lender the interest earned by the underlying security. Short security sales are recorded at the estimated fair value of the borrowed securities, and any unrealized gains (losses) are included in earnings.

Proceeds from short security sales are used to purchase reverse repurchase agreements of the same security. The transactions are governed by one master repurchase agreement with rights of offset and, therefore, the values of the short security sales and reverse repurchase agreements have been offset and shown as one line item in the accompanying consolidated financial statements. It has been the Company's practice to settle these transactions on a net basis.

At December 31, 2002, the Company pledged CMBS valued at approximately $10,363,000 as additional collateral against the borrowed investment securities outstanding as of December 31, 2002.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

The Company entered into an interest rate swap agreement with Bear Stearns Capital Markets (Bear Stearns) with a notional amount at December 31, 2002, of $27,000,000, on which the Company pays a fixed rate of 6.015% and receives a variable rate based upon a six-month LIBOR for a term of 10 years ending April 27, 2011. The swap agreement calls for interest to be paid semiannually in arrears. The Company carries the swap agreement at its estimated fair value, with all periodic changes in estimated fair value recognized in earnings. The Company was required under the swap agreement to pledge collateral valued at 1% of the notional amount of the swap to ensure its performance in the event that the swap declines in value. At December 31, 2002, the Company pledged CMBS valued at approximately $14,611,000 as additional collateral against the interest rate swap outstanding as of December 31, 2002.

NOTE 5. LONG-TERM DEBT

During fiscal year 2001, the Company entered into an agreement to sell its interests in 50 CMBS pass-through certificates (the Pooled Certificates) to its subsidiary, the Trust.

The Trust resecuritized the Pooled Certificates and offered $98,500,000 Class A-1 Senior Notes with a fixed coupon rate of 7.17% (Fixed Rate Notes) and $137,500,000 Class A-2 Senior Notes with a variable coupon rate based on one-month LIBOR plus 115 basis points (Variable Rate Notes) (together, the Notes). The Notes are secured by the investment securities of the Company with a carrying value of approximately $345,512,000 at December 31, 2002. The Company capitalized $5,667,580 of deferred borrowing costs related to the issuance of the Notes. The deferred borrowing costs are being amortized, using the effective-interest method, over the life of the debt, which is seven years (through February 22, 2008). The Company amortized $680,930 of deferred costs for the year ended December 31, 2002. Total accumulated amortization of deferred borrowing costs at December 31, 2002, was $1,213,830.

In conjunction with the issuance of the Variable Rate Notes, the Company entered into an interest rate cap agreement and an interest rate floor agreement with Bear Stearns (CBO Swap) to effectively fix the interest rate on its variable rate debt at 7.435%. The notional amount for the CBO Swap is $137,500,000. The agreements call for interest to be paid monthly. The Company carries the CBO Swap at its estimated fair value, with all periodic changes in estimated fair value recognized in earnings. The Company originally deposited $4,125,000 of cash to ensure its performance in the event that the CBO Swap declines in value. If the market value of the CBO Swap falls below defined thresholds, the Company may be required to deposit additional restricted cash. Amounts in excess of the minimum requirements may be withdrawn by the Company.

Interest on the Notes is paid monthly. Interest expense on the Notes was approximately $17,238,000 for the year ended December 31, 2002, and the related accrued interest payable at December 31, 2002, was approximately $480,000.

NOTE 6. REPURCHASE AGREEMENTS

The Company entered into repurchase agreements to finance a portion of its CMBS purchases. The weighted-average interest rate as of December 31, 2002, was 2.73%, and the average maturity of the agreements was 30 days. The repurchase agreements are collateralized by a portion of the Company's portfolio of CMBS investments with a fair value of approximately $284,943,000 at December 31, 2002. Accrued interest payable at December 31, 2002, was approximately $209,000.

NOTE 7. LOSS ON TRADING SECURITIES, NET

The composition of the Company's gain (loss) on trading securities, net for the year ended December 31, 2002, is as follows:

Unrealized loss - borrowed investment securities                   $(17,594,455)
Unrealized loss - interest rate swap                                 (3,395,007)
Unrealized loss - CBO Swap                                           (1,408,400)
Unrealized gain - CMBS                                               12,443,165
Realized loss - CMBS                                                 (1,086,698)
Realized loss - borrowed investment securities                          (26,980)
                                                                   -------------
Loss on trading securities, net                                    $(11,068,375)
                                                                   =============

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

NOTE 8. OPERATING LEASES

The Company leases its office space and certain equipment under operating leases that expire between April 2004 and January 2007. The office lease, as amended, provides for an annual basic rental of $206,244 during the initial lease term and contains an option to extend the term of the lease for one extension term of five years, with the basic rental being reset at the then market rate. Future minimum lease payments under these leases are as follows:

           2003                                                $313,851
           2004                                                 243,455
           2005                                                 207,384
           2006                                                 206,244
           2007                                                  17,187
                                                               --------
           Total                                               $988,121
                                                               ========


Lease expense for the year ended December 31, 2002 was approximately $316,000.

NOTE 9. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

At times, the Company purchases investment securities from members of the Company or their affiliates. These purchases represent transactions that are in the normal course of business of the Company and the members. During the year ended December 31, 2002, the Company purchased from such members CMBS with an approximate face of $387,327,000 at an approximate purchase price of $210,382,000.

The Company has loaned approximately $231,000 to key executives for funding of tax liabilities associated with units granted under an incentive compensation arrangement. As of December 31, 2002, there is approximately $190,000 outstanding.

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

Under a fee arrangement, ARCap REIT paid C.P. Eaton & Associates, Inc. a monthly retainer fee and an incentive fee to assist ARCap REIT in raising capital for fund operations with respect to which ARCap REIT acts as the Managing Member. The total costs incurred under this fee arrangement are allocated proportionately (based on total dollars raised) to all funds for which capital dollars are raised.

NOTE 10. EMPLOYEE BENEFITS

The Company holds a contributory defined contribution 401(k) plan that covers substantially all full-time employees. The Company matches participant contributions up to 3% of each participant's total compensation. Matching contributions totaled approximately $75,000 for the year ended December 31, 2002.

The Company has a deferred compensation plan for key employees. The Board of Managers approved the availability of approximately 690,000 phantom appreciation units and 296,000 phantom grant units for future awards to employees. In order to grant these awards, the Compensation Committee must recommend that they be granted, and the Compensation Committee's recommendation must be approved by the Board of Managers. As of December 31, 2002, the Company has granted approximately 551,000 and 193,000 appreciation units and grant units, respectively. The Board of Managers approved the Compensation Committee's recommendations to grant additional appreciation units and grant units of approximately 138,000 and 95,000, respectively, effective January 1, 2003.

Grant units granted each have a vesting period, which generally is ratable over a period of three years. Once vested, employees are entitled to receive a bonus in an amount equal to the per Unit amount distributed on account of the Common Units times the number of grant units vested in the employee. The employee is entitled to this compensation regardless of whether the distribution to the holders of Common Units is an ordinary distribution or an extraordinary distribution. Thus, if the Company is sold or liquidated, the employee would be entitled to share in the proceeds of the sale or liquidation on the same basis as the holders of Common Units with respect to vested grant units.

Appreciation units granted also have a vesting period which is generally spread ratably over a three year period. Once vested, employees begin to "earn" the right to receive compensation on account of each vested appreciation unit by being credited with an amount equal to the per Unit distributions made to holders of Common Units until the amount credited equals the Initial Value (i.e. the price at which a vested employee could obtain the appreciation unit) established by the Compensation Committee. Vested employees are entitled to compensation on account of each vested appreciation unit in an amount equal to the per Unit distributions made to holders of Common Units only after they have "earned" credits equal to the Initial Value. In the event of a liquidation or

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          YEAR ENDED DECEMBER 31, 2002

sale, employees with vested appreciation units are entitled to compensation in an amount equal to the per Unit proceeds in excess of the Initial Value plus the credits which have been earned.

The amount actually received by employees on account of the vested grant and appreciation units is compensation. For the year ended December 31, 2002, the Company expensed approximately $157,000 relating to compensation paid on account of vested grant units.

                                                                  Exhibit 99 (b)

                          INDEPENDENT AUDITORS' REPORT

To the Members of
ARCap Investors, L.L.C.:

We have audited the accompanying consolidated balance sheet of ARCap Investors, L.L.C. and subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of income, members' equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of ARCap Investors, L.L.C. and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

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

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENT OF INCOME


                                                               December 31, 2001
                                                               -----------------

Revenues:

   Interest income - CMBS                                           $ 51,730,450
   Accretion of purchase discount                                     10,172,033
   Other investment income                                               882,160
   Gain on sale of real estate                                           224,482
                                                                   -------------

Total revenues                                                        63,009,125
                                                                   -------------

Expenses:

   Loss on trading securities, net (Note 7)                           24,281,841
   Interest - long-term debt and repurchase agreements                17,151,723
   Interest - borrowed investment securities and interest
     rate swap, net                                                    2,079,629
   Financing fee                                                       1,015,054
   General and administrative                                          3,616,430
   Salaries and employee benefits                                      3,286,376
                                                                   -------------

Total expenses                                                        51,431,053
                                                                   -------------

Income before minority interests                                      11,578,072

Minority interests                                                     1,781,987
                                                                   -------------

Net income                                                          $ 13,360,059
                                                                   =============

See notes to consolidated financial statements.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
           CONSOLIDATED STATEMENT OF INCOME AND COMPREHENSIVE INCOME



                                                               December 31, 2000
                                                               -----------------
Revenues:

   Interest and other investment income                            $ 26,873,191
   Loss on trading securities, net                                   (6,942,136)
                                                                   -------------

Total revenues                                                       19,931,055
                                                                   -------------

Expenses:

   General and administrative                                         2,232,077
   Interest                                                           5,044,681
   Management fee                                                       825,142
   Minority interest                                                      3,365
                                                                   -------------

Total expenses                                                        8,105,265
                                                                   -------------

Net income                                                           11,825,790

Other comprehensive income - Unrealized holding gain
   (loss) on investment securities - available-for-sale               4,400,901

Comprehensive income                                               $ 16,226,691
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

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2000

                               -----------------------------------------------------------------------------------
                                                                                     Accumulated
                                                   Series A                             Other
                                  Common          Preferred         Preferred       Comprehensive
                                 Members           Members           Members            Income           Total
                               -----------------------------------------------------------------------------------

Balance, January 1, 2000       $  60,904,584    $  34,966,975    $            --    $  (1,297,056)   $  94,574,503

Proceeds from issuance of
  membership units                        --               --         81,750,000               --       81,750,000

Costs to raise capital                    --               --         (4,173,592)              --       (4,173,592)

Distributions                     (7,426,558)      (3,277,183)          (646,642)              --      (11,350,383)

Net income                         6,721,605        2,334,498          2,769,687               --       11,825,790

Other comprehensive
  income - unrealized gain
  on investment securities -
  available-for-sale                      --               --                 --        4,400,901        4,400,901

Contributions of REMICap
   (Note 2)

Recapitalization                  28,019,990      (34,024,290)         6,004,300               --               --
                               -------------    -------------    ---------------    -------------    -------------

Balance, December 31, 2000     $  88,219,621    $          --    $    85,703,753    $   3,103,845    $ 177,027,219
                               =============    =============    ===============    =============    =============


See notes to consolidated financial statements.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                               December 31, 2001
                                                               -----------------

OPERATING ACTIVITIES:
  Net income                                                      $  13,360,059
  Adjustments to reconcile net income to net cash used in
   operating activities:
    Loss on trading securities, net                                  24,281,841
    Accretion of purchase discount                                  (10,172,033)
    Gain on sale of real estate                                        (224,482)
    Amortization of deferred borrowing costs                            532,900
    Minority interest                                                (1,781,987)
    Increase (decrease) in cash for changes in operating
     assets and liabilities:
      Restricted cash                                                (3,569,211)
      Investment securities - trading, net                         (292,096,310)
      Securities purchased under agreement to resell and
        proceeds rom borrowed security, net                          (5,028,069)
      Accrued interest receivable                                    (2,667,514)
      Other assets                                                   (5,944,087)
      Accrued expenses                                                  (47,259)
      Accrued interest payable                                           33,600
      Receivable for sold security                                   13,372,667
                                                                  -------------

  Net cash used in operating activities                            (269,949,885)
                                                                  -------------

INVESTING ACTIVITIES - Proceeds from sale of real estate
  and net cash provided by investing activities                         224,482
                                                                  -------------

FINANCING ACTIVITIES:
  Contributions from members                                         61,743,525
  Distributions to members                                          (23,335,909)
  Contributions from minority interest members                       45,355,985
  Distributions to minority interest members                             (2,721)
  Repurchase of members' equity                                         (15,515)
  Payment of issuance costs                                          (1,692,009)
  Payment of issuance costs by minority interest members               (174,950)
  Proceeds from issuance of long-term debt                          236,000,000
  Payment of repurchase agreements                                  (37,381,443)
                                                                  -------------

Net cash provided by financing activities                           280,496,963
                                                                  -------------

NET INCREASE IN CASH AND CASH EQUIVALENTS                            10,771,560

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          2,675,475
                                                                  -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $  13,447,035
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash payments for interest                                      $  16,816,163
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF NONCASH INVESTING
  AND FINANCING ACTIVITIES - Transfer of securities from
  available for sale to trading                                   $  76,092,175
                                                                  =============

See notes to consolidated financial statements.

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS



                                                               December 31, 2000
                                                               -----------------

OPERATING ACTIVITIES:
  Net income                                                      $  11,825,790
  Adjustments to reconcile net income to net cash
   used in operating activities:
    Loss on trading securities                                        6,942,136
    Accretion of interest income                                     (3,332,291)
    Minority interest                                                     3,365
    (Increase) decrease in cash for changes in
     operating assets and liabilities:
      Restricted cash                                                   (57,100)
      Investment securities - trading                              (100,674,955)
      Securities purchased under agreement to resell and
       proceeds from borrowed security, net                          (5,664,448)
      Receivable for security sold                                  (13,372,667)
      Accrued interest receivable                                    (1,247,297)
      Other assets                                                      106,468
      Accrued expenses and interest payable                           3,264,334
                                                                  -------------

  Net cash used in operating activities                            (102,206,665)
                                                                  -------------

INVESTING ACTIVITIES  - Purchase of investment
  securities-available-for-sale                                     (11,985,869)
                                                                  -------------

FINANCING ACTIVITIES:
  Contributions from members                                         81,750,000
  Distributions to members                                          (11,350,383)
  Payment of issuance costs                                          (4,173,592)
  Distributions to minority interest members                             (1,154)
  Proceeds from other borrowings and securities
   sold under agreement to repurchase, net                           46,194,085
                                                                  -------------

Net cash provided by financing activities                           112,418,956
                                                                  -------------

NET DECREASE IN CASH AND CASH EQUIVALENTS                            (1,773,578)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                          4,449,053
                                                                  -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                            $   2,675,475
                                                                  =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION -
  Cash payments for interest                                      $   4,652,352
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

E) Resale and Repurchase Agreements and Securities Lending Agreements - Transactions involving purchases of securities under agreements to resell (reverse repurchase agreements or reverse repos) or sales of securities under agreements to repurchase (repurchase agreements or repos) are accounted for as collateralized financings, except where the Company does not have an agreement to sell (or purchase) the same or substantially the same securities before maturity at a fixed or determinable price.

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

Series A Preferred Units
------------------------

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

At December 31, 2001, there were a total of 6,000,000 and 4,999,382 Series A Preferred Units and Common Units, respectively, issued and outstanding.

NOTE 3. INVESTMENT SECURITIES

The Company's trading securities are carried at estimated fair value and comprise the following at December 31, 2001:


                    Face               Cost            Fair Value        Percentage
               --------------     --------------     --------------      ----------
Subordinated CMBS:
Security rating:
BB+            $   70,399,711     $   54,261,102     $   55,566,874           9.84%
BB                 88,938,033         65,393,924         66,145,766          11.71
BB-                99,764,931         67,278,474         67,543,265          11.96
B+                172,749,308        102,104,976        100,908,791          17.86
B                 219,851,296        129,013,634        124,843,334          22.10
B-                141,994,347         71,886,492         66,223,972          11.72
NR                339,813,225         83,926,063         83,645,322          14.81
               --------------     --------------     --------------      ----------

               $1,133,510,851     $  573,864,665     $  564,877,324         100.00%
               ==============     ==============     ==============      ==========

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

NOTE 4. BORROWED INVESTMENT SECURITIES AND INTEREST RATE SWAP, NET

The Company's borrowed investment securities and interest rate swap are carried at estimated fair value and are comprised of the following at December 31, 2001:


       Security            Coupon                       Cost           Fair       Unrealized
      Description           Rate        Face           Basis           Value      Gain (Loss)
------------------------   ------  -------------   -------------   ------------   ------------
U.S. Treasury (08-15-09)   6.000%  $  11,239,000   $  10,974,728   $ 11,981,828   $ (1,007,100)
U.S. Treasury (02-15-11)   5.000      17,818,000      17,523,195     17,765,103       (241,908)
U.S. Treasury (08-15-11)   5.000      97,378,000      98,609,087     97,119,363      1,489,724
                                   -------------   -------------   ------------   ------------
                                   $ 126,435,000   $ 127,107,010    126,866,294   $    240,716
                                   =============   =============                  ============

Reverse repurchase agreements                                       129,304,395
                                                                   ------------

Borrowed investment securities, net                                   2,438,101

Interest rate swap                                                     (674,290)
                                                                   -------------

Borrowed investment securities and interest rate swap, net         $   1,763,811
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