Form 10-Q
period 2003-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2003-05-09
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO SECTION  13 OR 15(d)  OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2003


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
                             (Dollars in thousands)

                                                    ===========     ===========
                                                     March 31,      December 31,
                                                        2003            2002
                                                    -----------     -----------
                                                    (Unaudited)
ASSETS
Investments in mortgage loans, net                    $  12,367       $  22,384
Investments in GNMA certificates-
   available for sale                                   115,773         114,034
Investment in ARCap                                      20,240          20,240
Real estate owned                                         7,920              --
Cash and cash equivalents                                 3,645          10,404
Restricted cash                                           8,282              --
Notes receivable                                         42,442          25,997
Accrued interest receivable                               1,336           1,170
Other assets                                                801             834
                                                      ---------       ---------
Total assets                                          $ 212,806       $ 195,063
                                                      =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facility payable                        $  93,565       $  87,880
   Warehouse facility payable                            16,997           8,788
   Interest rate derivatives                                393              --
   Accrued interest payable                                 187              60
   Accounts payable and accrued expenses                    350             762
   Due to Advisor and affiliates                            611             690
   Distributions payable                                  2,545           2,545
                                                      ---------       ---------
Total liabilities                                       114,648         100,725
                                                      ---------       ---------

Commitments and contingencies
Shareholders' equity:
   Common shares of beneficial interest; $.10 par value;
     25,000,000 shares authorized; 6,738,826 issued
     and 6,363,630 outstanding in 2003 and 2002             674             674
   Treasury shares of beneficial interest;
     375,196 shares                                         (38)            (38)
   Additional paid-in capital                            99,470          99,470
   Distributions in excess of net income                (13,824)        (14,471)
   Accumulated other comprehensive income                11,876           8,703
                                                      ---------       ---------
Total shareholders' equity                               98,158          94,338
                                                      ---------       ---------
Total liabilities and shareholders' equity            $ 212,806       $ 195,063
                                                      =========       =========


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
               (Dollars in the thousands except per share amounts)
                                   (Unaudited)

                                                     ===========================
                                                         Three Months Ended
                                                              March 31,
                                                     ---------------------------
                                                        2003            2002
                                                     ---------------------------
Revenues:
   Interest income:
     Mortgage loans                                  $     1,407     $       401
     GNMA certificates                                     1,872           1,084
     Notes receivable                                        918             487
     Temporary investments                                     8              11
   Other income                                               28              60
                                                     -----------     -----------

     Total revenues                                        4,233           2,043
                                                     -----------     -----------

Expenses:
   Interest                                                  407             272
   General and administrative                                243             120
   Fees to advisor                                           443             357
   Amortization                                               77               6
   Fannie Mae loan program                                    --             355
   Other                                                      80              --
                                                     -----------     -----------

     Total expenses                                        1,250           1,110
                                                     -----------     -----------

Other gain:
   Equity in earnings of ARCap                               600             592
   Net gain (loss) on repayments and sales of
     GNMA certificates                                      (391)            614
                                                     -----------     -----------

     Total other gain                                        209           1,206
                                                     -----------     -----------

   Net income                                        $     3,192     $     2,139
                                                     ===========     ===========

   Net income per share (basic and diluted)          $       .50     $       .43
                                                     ===========     ===========

   Weighted average shares outstanding
     (basic and diluted)                               6,363,630       4,960,852
                                                     ===========     ===========



          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
           Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                                                              Treasury Shares of
                                      Shares of Beneficial Interest           Beneficial Interest            Additional
                                      -----------------------------       --------------------------          Paid-in
                                        Shares             Amount           Shares          Amount            Capital
                                      ----------         ----------       ----------      ----------        ------------

Balance at January 1, 2003             6,738,826         $      674         (375,196)     $      (38)       $     99,470


Comprehensive income:
Net income                                    --                 --               --              --                  --
Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives
  Unrealized holding gain arising
   during the period
Less: reclassification adjustment for
   loss included in net income


Total other comprehensive income


Comprehensive income


Distributions                                 --                 --               --              --                  --
                                      ----------         ----------       ----------      ----------        ------------

Balance at March 31, 2003              6,738,826         $     674          (375,196)     $      (38)       $     99,470
                                      ==========         ==========       ==========      ==========        ============



                                                                                     Accumulated
                                       Distributions                                    Other
                                         in Excess            Comprehensive         Comprehensive
                                       of Net Income              Income                Income                Total
                                      ---------------         -------------         -------------         -------------

Balance at January 1, 2003            $      (14,471)                               $       8,703         $      94,338


Comprehensive income:
Net income                                     3,192          $       3,192                    --                 3,192
                                                              -------------
Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives                                                    (393)
  Unrealized holding gain arising
   during the period                                                  3,175
Less: reclassification adjustment for
  loss included in net income                                           391
                                                              -------------

Total other comprehensive income                                      3,173                 3,173                 3,173
                                                              -------------

Comprehensive income                                          $       6,365
                                                              =============

Distributions                                 (2,545)                                          --                    --
                                      --------------                                -------------         -------------

Balance at March 31, 2003             $      (13,824)                               $      11,876         $      98,158
                                      ==============                                =============         =============


                See accompanying notes to consolidated financial
                                  statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                         =======================
                                                            Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                           2003          2002
                                                         -----------------------

Cash flows from operating activities:
   Net income                                            $  3,192      $  2,139
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net (gain) loss on repayments of GNMA
       certificates and mortgage loans                        391          (614)
     Equity in earnings of ARCap, in excess of
       distributions received                                  --            13
     Amortization - deferred financing costs                   --             6
     Amortization - loan premium and
       origination costs and fees                            (204)          (20)
     Accretion of GNMA discount (premium)                       8            (5)
   Changes in operating assets and liabilities:
     Accrued interest receivable                             (166)         (280)
     Other assets                                             (71)          543
     Due to Advisor and affiliates                            (79)           72
     Accounts payable and accrued expenses                   (410)           (9)
     Accrued interest payable                                 127            29
                                                         --------      --------

   Net cash provided by operating activities                2,788         1,874
                                                         --------      --------

Cash flows from investing activities:
   Increase in investment in mortgage loans                (7,049)       (4,209)
   Repayments of mortgage loans                             9,350            11
   Funding of notes receivable                            (20,502)       (7,354)
   Repayment of notes receivable                            4,057            --
   Principal repayments of GNMA Certificates                5,960           109
   Increase in investment in GNMA Certificates             (4,532)      (31,438)
   Increase in restricted cash                             (8,282)           --
                                                         --------      --------

Net cash used in investing activities                     (20,998)      (42,881)
                                                         --------      --------


                                   continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                    ===========================
                                                        Three Months Ended
                                                              March 31,
                                                    ---------------------------
                                                       2003             2002
                                                    ---------------------------

Cash flows from financing activities:
   Proceeds from repurchase facility payable             21,184          11,250
   Proceeds from warehouse facility payable               8,209              --
   Repayments of repurchase facility payable            (15,499)             --
   Distribution paid to shareholders                     (2,545)         (2,307)
   Increase in deferred loan costs                          102              --
   Increase from distribution payable                        --             915
   Issuance of common shares                                 --          30,967
                                                    -----------     -----------

Net cash provided by financing activities                11,451          40,825
                                                    -----------     -----------

Net decrease in cash and cash equivalents                (6,759)           (182)
Cash and cash equivalents at the beginning
   of the period                                         10,404           1,018
                                                    -----------     -----------
Cash and cash equivalents at the end of the
   period                                           $     3,645     $       836
                                                    ===========     ===========
Supplemental information:
Interest paid                                       $       430     $       243
                                                    ===========     ===========

Conversion of mortgage loans to real estate owned:

Increase in real estate owned                       $ 7,920,000
Decrease in mortgage loans                           (7,920,000)
                                                    -----------

                                                    $        --
                                                    -----------


           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 1 - General

American Mortgage Acceptance Company (the "Company") was formed on June 11, 1991 as a Massachusetts business trust. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

The Company's business plan focuses on originating and acquiring mortgages secured by multi-family properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multi-family mortgages. The Company also issues guarantees of construction and permanent financing and makes standby loan commitments.

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

The consolidated financial statements include the accounts of the Company and three wholly-owned subsidiaries which it controls: AMAC Repo Seller, AMAC/FM Corporation and AMAC Credit Facility, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and its cash flows for the three months ended March 31, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2002.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains and losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS No. 4 became effective January 1, 2003. The implementation of this statement did not have a material impact on the Company's consolidated financial statements.

In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective January 1, 2003. The implementation of this statement did not have a material effect on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are included in Note 11. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently receives a fee, in advance, for acting as a guarantor of certain construction loans. This fee is deferred and amortized over the guarantee period. The Company believes that the fee received approximates the fair value of the obligation undertaken in issuing the guarantee; therefore, the Company's current accounting for these guarantees will not be affected by this Interpretation.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities". This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of the Interpretation will be immediately effective for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interest in variable interest entities by no later than July 1, 2003. The Company is in the process of evaluating all of its mezzanine loans, which may be deemed variable interests in variable interest entities under the provision of FIN 46. The real estate entities whose ownership interests collateralize these loans have assets totaling approximately $95.1 million at March 31, 2003. The Company's maximum exposure to loss represents its recorded investment in these loans, totaling approximately $10.6 million at March 31, 2003. The Company believes that some, and possibly all, of these investments may not ultimately fall under the

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

provisions of FIN 46 and, accordingly, continue to be accounted for as loans and not consolidated as investments in real estate. The Company cannot make any definitive conclusion until it completes its evaluation.

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 2 - Investments in Mortgage Loans

Information relating to the Company's investments in mortgage loans as of March 31, 2003 is as follows:
(Dollars in thousands)


                                                       Final                                                           Share of
                                                     Maturity                                        Lifetime      Excess Operating
Property                              Description      Date    Call Date (A)   Interest Rate (B)   Interest Cap       Cash Flows
First Mortgage Loans:

  Stony Brook II (E)(M)
    East Haven, CT                     125 Units       6/37        12/06                7.625%          N/A             N/A

  Sunset Gardens
    Eagle Pass, TX                      60 Units       9/03         N/A                 11.50%          N/A             N/A

  Alexandrine
    Detroit, MI                         30 Units      12/03         N/A                 11.00%          N/A             N/A


Subtotal First Mortgage Loans


Mezzanine Loans (G):

Stabilized Properties
---------------------

  Stony Brook II (J)(N)(M)
    East Haven, CT                     125 Units       6/37        12/06                15.33%          16%             40%

  Plaza at San Jacinto (N)(P)
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

  Del Mar Villas
    Dallas, TX                         260 Units       4/04         N/A         LIBOR + 4.625%          (O)             N/A

  Mountain Valley
    Dallas, TX                         312 Units      11/04         N/A         LIBOR + 4.750%          (O)             N/A


Subtotal Properties in Construction

Subtotal Mezzanine Loans

Total Mortgage Loans


                                                                                                                        Interest
                                       Share of                                                                          Earned
                                        Excess                             Outstanding                                  Applicable
                                        Sale or    Periodic                   Face       Unamortized    Carrying       to the Three
                                      Refinancing  Payment                  Amount of       Costs       Amount of      Months Ended
                                       Proceeds     Terms    Prior Liens   Mortgages (C)   and Fees    Mortgages (D)  March 31, 2003

First Mortgage Loans:

  Stony Brook II (E)(M)
    East Haven, CT                        N/A        (F)            --       $    --       $    --       $    --          $   497

  Sunset Gardens
    Eagle Pass, TX                        N/A        (H)            --         1,451            (9)        1,442               45

  Alexandrine
    Detroit, MI                           N/A        (H)            --           342            --           342                9
                                                                             -------------------------------------------------------

Subtotal First Mortgage Loans                                                  1,793           (9)         1,784              551
                                                                             -------------------------------------------------------


Mezzanine Loans (G):

Stabilized Properties
---------------------

  Stony Brook II (J)(N)(M)
    East Haven, CT                        35%        (H)            --            --            --            --              526

  Plaza at San Jacinto (N)(P)
    Houston, TX                           50%        (H)            --            --            --            --               39
                                                                             -------------------------------------------------------

Subtotal Stabilized Mezzanine Loans                                               --            --            --              565
                                                                             -------------------------------------------------------

Properties in Lease-Up
----------------------

  The Hollows (K)(N)
    Greenville, NC                        25%        (H)         8,907         1,549          (146)        1,403               43

  Elmhurst Village (J)(N)
    Oveido, FL                            25%        (H)        21,657 (L)     2,874          (413)        2,461               79

  The Reserve at Autumn Creek (J)(N)
    Friendswood, TX                       25%        (H)        16,008 (L)     1,987           (59)        1,928               52
                                                                             -------------------------------------------------------

Subtotal Properties in Lease-Up                                                6,410          (618)        5,792              174
                                                                             -------------------------------------------------------

Properties in Construction
--------------------------

  Club at Brazos (I)(N)(K)
    Rosenberg, TX                         25%        (H)        14,025         1,962           (77)        1,885               49

  Northbrooke (J)(N)
    Harris County, TX                     50%        (H)        12,134 (L)     1,500          (135)        1,365               44

  Del Mar Villas
    Dallas, TX                            N/A        (H)         5,554           765            --           765               12

  Mountain Valley
    Dallas, TX                            N/A        (H)         5,451           776            --           776               12
                                                                             -------------------------------------------------------

Subtotal Properties in Construction                                            5,003          (212)        4,791              117
                                                                             -------------------------------------------------------

Subtotal Mezzanine Loans                                                      11,413          (830)       10,583              856
                                                                             -------------------------------------------------------

Total Mortgage Loans                                                         $13,206       $  (839)      $12,367          $ 1,407
                                                                             =======================================================



              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

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

(C) No principal amounts of mortgage loans are subject to delinquent interest as of March 31, 2003.

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

(M) The Stonybrook II first mortgage loan and mezzanine loan were repaid in January 2003 - see Note 5. Of the $10 million received, approximately $8.3 million is being held as restricted cash for collateral in the Fannie Mae DUS program.

(N) Lifetime interest cap represents the maximum annual return, including interest, fees and participations, that can be earned by the Company over the life of the mezzanine loan, computed as a percentage of the balance of the first mortgage loan plus the mezzanine loan.

(O)  Interest cap on these loans is the maximum rate permitted by law.

(P) The Plaza at San Jacinto mezzanine loan has been reclassified to real estate owned -- see Note 6.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

Note 3 - Investments in GNMA Certificates-Available for Sale

Information relating to GNMA certificates owned by the Company as of March 31, 2003 is as follows:
(Dollars in thousands)

                                                                                                                           Interest
                                                                                                  Unrealized                Income
                                                   Date                    Principal  Amortized   Gain (Loss)   Balance     Earned
                                                 Purchased/     Stated        at       Cost at        at          at      Applicable
                                  Certificate      Final       Interest      March      March       March        March        to
Name                                Number      Payment Date     Rate      31, 2003    31, 2003    31, 2003     31, 2003  the Period
----                              -----------   ------------   ---------   ---------  ---------   -----------   --------  ----------

Western Manor (1)                   0355540       7/27/94        7.125%    $   2,452   $  2,467    $    34      $  2,501   $     49
                                                  3/15/29

Copper Commons (1)(3)               0382486       7/28/94        8.500%        2,084      2,153        (27)        2,126         44
                                                  8/15/29

SunCoast Capital Group, Ltd. (1)    G002412       6/23/97        7.000%          463        463         25           488          9
                                                  4/20/27

Elmhurst Village (1)                 549391       6/28/01        7.745%       21,657     21,657      3,032        24,689        419
                                                  1/1/42

Reserve at Autumn Creek (1)          448748       6/28/01        7.745%       16,008     16,008      2,906        18,914        310
                                                  1/1/42

Casitas at Montecito (1)(2)          519289       3/11/02        7.300%           --         --         --            --         70
                                                  10/15/42

Village at Marshfield (1)            519281       3/11/02        7.475%       19,849     21,463      1,990        23,453        361
                                                  1/15/42

Cantera Crossing (1)                 532662       3/28/02        6.500%        5,941      5,871        696         6,567         94
                                                  6/1/29

Fillmore Park (1)                    536739       3/28/02        6.700%        1,221      1,235        133         1,368         20
                                                  10/15/42

Northbrooke (1)                      548972       5/24/02        7.080%       12,134     12,283      1,588        13,871        202
                                                  8/1/43

Ellington Plaza (1)                  585494       7/26/02        6.835%       12,946     13,018      1,575        14,593        194
                                                  6/1/44

Burlington (1)                       595515       11/1/02        5.900%        6,801      6,886        317         7,203        100
                                                  4/15/31

                                                                           ---------   --------    -------      --------   --------

Total                                                                      $ 101,556   $103,504    $12,269      $115,773   $  1,872
                                                                           =========   ========    =======      ========   ========


     (1) These GNMA certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facility - See Note 7.

     (2) This GNMA certificate was repaid in March 2003 at par. As a result of the repayment, the Company realized a loss of approximately $391,000 due to the unamortized balance of the premium that was recorded when the GNMA certificate had been purchased.

     (3)  This GNMA certificate was repaid in April 2003 at par.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in GNMA Certificates at March 31, 2003 and December 31, 2002 were as follows:


                                    (Dollars in thousands)


                                                     March 31,      December 31,
                                                       2003             2002
                                                  --------------    ------------

Amortized cost                                       $103,504         $105,331
Net unrealized gain                                    12,269            8,703
                                                     --------         --------
Fair Value                                           $115,773         $114,034
                                                     ========         ========


As of March 31, 2003, there were gross unrealized gains and losses of $12,296,332 and $27,254, respectively. As of December 31, 2002, there were gross unrealized gains and losses of $8,730,076 and $27,147, respectively.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


NOTE 4 - Notes Receivable

The Company's notes receivable are collateralized by equity interests in the owner of the related property and consist of the following as of March 31, 2003:

                             (Dollars in thousands)


                                                                                    Remaining
                                           Outstanding     Unamortized              Committed
                                            Principal       Costs and    Carrying   Balance to       Interest
Property                 Location            Balance          Fees        Amount     Fund (1)          Rate              Maturity
------------------------------------------------------------------------------------------------------------------------------------

Parwood (3)(5)           Long Beach, CA      $  4,033        $  19        $ 4,014     $   567          11.00%           January 2004

Concord at Little York   Houston, TX            3,500           19          3,481          --          12.00%          February 2004

Concord at Gulfgate      Houston, TX            3,500           38          3,462          --          12.00%               May 2004

Reserve at Fox River(3)  Yorkville, IL          1,350            5          1,345          --          12.00%               May 2003

Noble Towers             Oakland, CA            6,872           27          6,845       7,300          12.00%              July 2005

Clarks Crossing          Laredo, TX               550           55            495       1,099          12.00%           October 2003

Concord at Gessner       Houston, TX            1,496           33          1,463         204          12.00%             March 2005

Del Mar Villas (4)       Dallas, TX             5,554           33          5,521          --      LIBOR + 4.625%(6)      April 2004

Mountain Valley (4)      Dallas, TX             5,451           58          5,393         856(2)   LIBOR + 4.750%(6)   November 2004

Baywoods (4)             Antioch, CA           10,490           67         10,423         500      LIBOR + 4.000%(6)      March 2005

                                             --------------------------------------------------

    Total                                    $ 42,796        $ 354        $42,442     $10,526
                                             ==================================================


     (1)  Funded on an as needed basis.
     (2)  To be funded for rehabilitation.
     (3) These loans are to limited partnerships whose general partners are affiliates of the Advisor (see Note 9).
     (4) Pledged as collateral in connection with warehouse facility with Fleet National Bank (see Note 8).
     (5) This note receivable was partially paid down in the amount of $1,350,000 in April 2003.
     (6)  LIBOR at March 31, 2003 was 1.30%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 5 - Restricted Cash

During February 2003, the Company received approximately $10 million in proceeds relating to the repayment of the Stony Brook II first mortgage and mezzanine loans. The first mortgage and mezzanine loans had carrying values of approximately $8.3 million and approximately $651,000, respectively. The cash proceeds from the principal repayment of the first mortgage loan are being held as collateral for the Company's contingent liabilities under guarantees issued in the Fannie Mae DUS Program (see Note 11) and are recorded as restricted cash in the accompanying March 31, 2003 consolidated balance sheet. Included in the $10 million of cash proceeds were additional interest payments of approximately $526,000 and prepayment penalties of approximately $331,000 that are recorded as interest income from mortgage loans in the accompanying March 31, 2003 consolidated statement of income. The Company also recognized approximately $113,000 in deferred fee income which is recorded in interest income from mortgage loans in the accompanying March 31, 2003 consolidated statement of income.

NOTE 6 - Real Estate Owned

On March 7, 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto, a 132-unit multifamily property located in La Porte, Texas. The Company had provided a $1.2 million mezzanine loan to the owner of the Plaza at San Jacinto on May 24, 2001. The Company paid approximately $6.7 million and now owns the first mortgage loan on the property. As such, the Company is now a "mortgagee in possession". On May 6, 2003, the Company acquired the real estate at a foreclosure auction for approximately $6.7 million, which has enabled the Company to secure and protect the real estate and cash collateral, securing both the first mortgage loan and the mezzanine loan. Based on a recent independent appraisal, the Company believes that the value of the collateral, less estimated disposal costs, exceeds the amount paid for the first mortgage loan and the carrying amount of the mezzanine loan. However, there can be no assurance that the Company will be able to sell this property for an amount greater than or equal to its appraised value. The Company has reclassified its investment in the Plaza at San Jacinto mezzanine loan, as well as the balance of the first mortgage, purchased during the quarter, to real estate owned on the March 31, 2003 consolidated balance sheet and ceased accrual of interest. The Company also incurred approximately $80,000 of costs to effect this troubled debt restructuring, which are included in other expenses in the March 31, 2003 consolidated statement of income.

NOTE 7 - Repurchase Facility

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"). This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and up to 97% of the fair market value of Fannie Mae DUS Certificates owned by the Company. Through May 2002, borrowings on the GNMA Certificates would bear interest at 30-day LIBOR plus 0.50%. Subsequent to May 2002, interest on borrowings on the GNMA Certificates decreased to 30-day LIBOR plus 0.05%. Interest on borrowings on Fannie Mae DUS Certificates are at 30-day LIBOR. As of March 31, 2003 and December 31, 2002, the amounts outstanding under this facility were $93.6 and $87.9 million, respectively, and interest rates were 1.36% and 1.47%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at March 31, 2003, had 30-day settlement

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

terms. As of March 31, 2003 and December 31, 2002, all GNMA certificates owned by the Company were wholly or partially-pledged as collateral for this facility.

NOTE 8- Warehouse Facility

In October 2002, the Company entered into a mortgage warehouse line of credit with Fleet National Bank in the amount of up to $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. This facility, which matures April 2006, bears an interest rate of 30-day LIBOR + 200 basis points, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of
12.5 basis points, paid quarterly, on any unused portion of the facility. As of March 31, 2003 and December 31, 2002, the Company had approximately $17.0 and $8.8 million in loans outstanding under this program, respectively.

NOTE 9 - Related Party Transactions

The costs incurred to related parties for the three months ended March 31, 2003 and 2002 were as follows, all of which are paid or payable to the Advisor:

                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2003            2002
                                                      --------------------------

Expense reimbursement                                 $      147      $      175
Asset management fees                                        249             182
Incentive fee                                                 47*             --
                                                      ----------      ----------

                                                      $      443      $      357
                                                      ==========      ==========

*    Accrual  based on  management  estimates of the  Company's  full-year  2003 results.

Some of the Company's notes receivable (see Note 4), the guarantee on Creekside Apartments and standby bridge loan commitments described in Note 11 are to limited partnerships where the general partner is an affiliate of the Advisor.

In December 2002, Charter Municipal Mortgage Acceptance Company announced a proposed acquisition of Related. This acquisition will not affect the Company or its day-to-day operations.

NOTE 10 - Earnings Per Share

Basic net income per share in the amount $.50 and $.43 for the three months ended March 31, 2003 and 2002, respectively, equals net income for the periods ($3,192,151 and $2,139,024, respectively), divided by the weighted average number of shares outstanding which were 6,363,630 and 4,960,852, respectively.

Because the Company had no dilutive securities outstanding during the three months ended March 31, 2003 or 2002, diluted net income per share is the same as basic net income per share.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 11 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae Program, with respect to which it guarantees repayment of 100% of such construction loans. As of March 31, 2003, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae Program and has made forward commitments for an additional approximate $1.0 million. The Company's maximum guaranty at March 31, 2003 was approximately $4.3 million.

Subsequent to creating this program, the level of loan origination competition increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $355,000 and is included in Fannie Mae loan program expenses in the March 31, 2002 consolidated statement of income.

During March of 2003, the Company's liability under a forward commitment relating to a loan in the Fannie Mae Program, in the amount of $3.0 million expired.

Except for the write-off of the program costs described above, the Fannie Mae loan program has not had, and its discontinuance is not anticipated to have, a significant impact on the Company's financial condition or results of operations.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

The following table provides information relating to the loans originated and forward commitments made on Fannie Mae's behalf.

                             (Dollars in thousands)


Loans
----------------
                                         Number of                     Loss
                                         Apartment                  Sharing Fee
Property                Location           Units     Loan Amount   (annual rate)
--------------------------------------------------------------------------------
Valley View             Cedar  Rapids, IA    96          $2,187       0.36%

Maple Ridge Apartments  Jackson, MI          69           1,137       0.52%
                                        --------------------------
         Total                              165          $3,324
                                        --------------------------


Forward Commitments
--------------------
                                         Number of                     Loss
                                         Apartment                  Sharing Fee
Property                Location           Units     Loan Amount   (annual rate)
--------------------------------------------------------------------------------
Desert View
Apartments (1)          Coolidge, AZ        372          $1,011       0.52%
                                        --------------------------



(1) During April 2003, the Company purchased the Desert View construction loan due to a default on such loan, which was 100% guaranteed by the Company under the Fannie Mae Program. The loan defaulted due to problems relating to construction. The Company will classify this loan as a first mortgage loan in the second quarter of 2003. The loan bears interest at a rate of 4% per annum above prime rate (8.25% at April 30, 2003); interest will not be accrued until construction issues are resolved and the loan is brought current by the borrower.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Standby and Forward Loan and GNMA Commitments
---------------------------------------------

During 2003 and 2002, the Company issued the following standby and forward bridge and permanent loan commitments for the purpose of constructing/rehabilitating certain multi-family apartment complexes in various locations.

                             (Dollars in thousands)

Standby and
Forward Bridge Loan Commitments
---------------------------------------

                                                                                               Maximum Amount of Commitments
                                                                                ----------------------------------------------------

Issue Date  Project                      Location          No. of Apt. Units           Less than 1 Year                  1-3 Years
------------------------------------------------------------------------------------------------------------------------------------

  Jan-02    Parwood                      Long Beach, CA           528                     $   --                        $    567 (3)
  Jan-02    Valley View/Summertree (8)   Little Rock, AK          240                        400 (5)                          --
  Nov-02    Mountain Valley              Dallas, TX               312                        856 (3)
  Feb-03    Noble Towers                 Oakland, CA              195                                                      7,300 (3)
  Feb-03    Clark's Crossing Apartments  Laredo, TX               160                      1,099 (2)(5)                       --
  Mar-03    Concord at Gessner           Houston, TX              288                        204 (3)
  Mar-03    Baywoods Apartments          Antioch, CA              128                        500 (3)
                                                           -------------------------------------------------------------------------

Total Standby and Forward Bridge Loan Commitments               1,851                     $3,059                        $  7,867
                                                           =========================================================================


 Standby and Forward Permanent Loan
 Commitments
 ----------------------------------------

                                                                                               Maximum Amount of Commitments
                                                                                ----------------------------------------------------

Issue Date  Project                      Location          No. of Apt. Units           Less than 1 Year                  1-3 Years
------------------------------------------------------------------------------------------------------------------------------------

  Mar-02    Sunset Gardens               Eagle Pass, TX            60                     $  766 (4)                          --
  May-02    Highland Park                Topeka, TX               200                      4,250 (1)(6)(7)                    --
                                                           -------------------------------------------------------------------------

Total Standby and Forward Permanent Loan Commitments              260                     $5,016                              --
                                                           =========================================================================



              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Forward GNMA Commitments
------------------------
                                                                                       Maximum Amount of Commitments
                                                                 -------------------------------------------------------------------

Date Purchased           Project                                    Less than 1 Year                        1-3 Years
-----------------------------------------                        -------------------------------------------------------------------

   Mar-02           Cantera Crossing                                      $     587 (3)                     $      --
   Mar-02           Fillmore Park                                               203 (3)                            --
   May-02           Ellington Plaza                                          24,669 (3)                            --
    N/A             Northbrooke                                               1,756 (3)                            --
                                                                 -------------------------------------------------------------------

Total Forward GNMA Commitments                                            $  27,215                                --
                                                                 -------------------------------------------------------------------

Total Standby and Forward Loan and GNMA Commitments                       $  35,290                         $   7,867
                                                                 ===================================================================




(1)  Funding not anticipated to occur.
(2) Funding in the amount of $850,000 occurred during April 2003. Remaining fundings are on an as needed basis.
(3) Funding has already begun. Amount represents remaining commitment to be funded.
(4) Commitment amount represents approximately $49,000 remaining to be funded on first mortgage loan and a $717,000 standby permanent loan commitment.
(5) The Company received a loan commitment fee of 2.50% for issuing the commitment.
(6) The Company received a loan commitment fee of 2.00% for issuing the commitment.
(7)  The Company will receive a 1% loan origination fee if funding occurs.
(8)  The first  mortgage  bond  relating to these  apartments is held by Charter
     Municipal Mortgage Acceptance Company ("CharterMac"), a publicly traded company which is managed by an affiliate of the Advisor.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)


Construction Loan Guarantees
----------------------------

During 2002, the Company guaranteed the following loans in relation to the construction of affordable multi-family apartment complexes in various locations. The construction loan guarantees will provide credit support for the following projects after construction completion, up until the date in which permanent financing takes place.

During October 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") to provide stabilization guarantees for new construction of multi-family properties under the LIHTC program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. The Company is guarantying that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough Net Operating Income for Fannie Mae to fully fund its commitment for a permanent loan, AMAC may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae permanent loan amount.

                             (Dollars in thousands)


                                                                                Maximum Amount of
                                                                                    Guarantee

                                                                                                     Loan Administra-   Construction
                                                               No. of     Less than                   tion Fee (1)        Guarantee
Date Closed   Project                   Location               Units       1 Year      1-3 Years   (annual percentage)    Fee (2)
-----------------------------------------------------------------------------------------------------------------------------------

Jul-02        Clark's Crossing          Laredo, TX              160        $ 4,790      $     --          0.500%             0.625%
Sept-02       Creekside Apts.           Colorado Springs, CO    144          7,500            --          0.375%                --
Oct-02        Village at Meadowbend     Temple, TX              138             --         3,675          0.500%             0.750%
Nov-02        Mapleview Apartments (3)  Saginaw, MI             104             --         3,240          0.625%             0.247%
                                                               ---------------------------------------------------------------------
                                                                546        $12,290      $  6,915
                                                               =====================================================================



(1) Loan Administration Fee is paid on a monthly basis during the guarantee period.
(2) Construction Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period.
(3) Guarantee was made under Wachovia Bank, National Association Guarantee Agreement.

For each of these guarantees, and for the guarantees issued under the FNMA program discussed in the first paragraph of this Note 11, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 12 - Financial Risk Management and Derivatives

On March 25, 2003, the Company entered into a five year interest rate swap in order to reduce the Company's exposure to any possible increases in the floating interest rate on its Nomura Securities Repurchase Facility (Note 7). Under the interest rate swap agreement, the Company is required to pay Fleet National Bank (the "Counterparty") a fixed rate of 3.48% on a notional amount of $30 million. In return, the Counterparty will pay the Company a floating rate equivalent to 30-day LIBOR.

The average 30-day LIBOR rate for the three months ended March 31, 2003, was 1.33%. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company will account for this swap under Statement of Financial Accounting Standards No. 133, as amended and interpreted. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. The Company evaluates its interest rate risk on an ongoing basis to determine whether or not it would be advantageous to engage in any further hedging transactions. At inception, the Company designated the interest rate swap as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swap will be recorded at the fair market value each accounting period, with changes in the market value being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreement is highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is recorded in earnings. The Company's assessment is that this swap will be highly effective.

At March 31, 2003,  this interest  rate swap was recorded as a liability  with a
fair  market  value  of  approximately  $393,000,   included  in  interest  rate
derivatives on the consolidated balance sheet.

NOTE 13 - Subsequent Events

In April 2003, the Company completed a public offering of 1.7 million common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters discount and expenses, of approximately $24 million. In connection with the offering, the Company issued 19,550 shares to the Advisor. The underwriters exercised an option to purchase an additional 255,000 common shares at a price of $15.00 per share, resulting in additional net proceeds of approximately $3.6 million. The net proceeds from the public offering and the over-allotment will be used to fund future investment activity.

On April 11, 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related for the year ended 2002. The per share exercise price was $15.03, which was the market price of the Company's common stock at the issuance date. The Company will account for its stock options by adopting the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost will be accrued at the estimated fair value of the options issued, and amortized over the vesting period.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

During April and May 2003, the Company has made commitments to purchase six Fannie Mae DUS certificates for an aggregate face amount of approximately $18.9 million. The Fannie Mae DUS certificates have an average coupon yield of 5.60%. These purchases will be funded using drawdowns from the repurchase facility and from proceeds received from the April 2003 common share public offering.

In May 2003, a distribution of $2,545,452, ($0.40 per share) which was declared in March 2003, was paid to shareholders for the quarter ended March 31, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Interest income from mortgage loans increased approximately $1,006,000 for the three months ended March 31, 2003 as compared to 2002 primarily due to the additional interest and prepayment penalties received, as well as the recognition of deferred loan origination fees, from the repayment of the Stonybrook II first mortgage and mezzanine loans in January 2003.

Interest income from GNMA certificates increased approximately $788,000 for the three months ended March 31, 2003 as compared to 2002 primarily due to the purchase of an additional three GNMA Certificates in the latter part of 2002.

Interest income from notes receivable increased approximately $431,000 for the three months ended March 31, 2003 as compared to 2002 due to the funding of four notes receivable during 2003.

Other income decreased in the amount of $32,000 for the three months ended March 31, 2003 as compared to 2002 due to loan extension fees earned in 2002.

Interest expense increased approximately $135,000 due to the addition of the warehouse facility and additional borrowings under the repurchase facility.

Fees to advisor increased approximately $86,000 for the three months ended March 31, 2003 as compared to 2002 primarily due to an increase in asset management fees payable to the Advisor due to an increase in the assets and the accrual of incentive management fees.

Amortization expenses increased approximately $71,000 for the three months ended March 31, 2003 as compared to 2002 due to the amortization of deferred costs on the Fleet Warehouse Facility.

During the three months ended March 31, 2002, the Company recognized approximately $355,000 in FNMA loan program expenses associated with the write-off of the unamortized deferred costs related to the Fannie Mae loan program.

Other expenses of approximately $80,000 for the three months ended March 31, 2003 represents costs incurred in the Plaza at San Jacinto debt restructuring.

A loss on the repayment of GNMAs in the amount of approximately $391,000 was recorded for the three months ended March 31, 2003, relating to the write-off of a purchase premium due to the repayment of one GNMA certificate.

Liquidity and Capital Resources
-------------------------------

As of March 31, 2003, the Company's mortgage investments consisted of two mortgage loans and seven mezzanine loans originated by or on behalf of the Company, eleven GNMA mortgage-backed securities and pass-through certificates, eleven bridge loans and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

During the three months ended March 31, 2003, cash and cash equivalents decreased approximately $6,759,000 primarily due to funding of notes receivable, $20,509,000, increase in restricted cash, $8,282,000, increase in investment in mortgage loans, $7,049,000, investments in GNMA Certificates, $4,532,000, repayments of repurchase facility payable, $15,499,000, offset by principal payments of mortgage loans, $9,350,000, proceeds from warehouse facility payable, $8,209,000, proceeds from the repurchase facility payable, $21,184,000, principal repayments of GNMA certificates, $5,960,000 and a repayment of a note receivable, $4,057,000.

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

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.50 per share. The net proceeds of approximately $31 million, net of underwriter's discount and expenses, were used to fund investments. On April 23, 2003, the Company completed a public offering of 1.7 million common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters discount and expenses, of approximately $24 million. In connection with this offering, the Company has issued 19,550 shares to the Advisor. The underwriters exercised an option to purchase an additional 255,000 common shares at a price of $15.00 per share, resulting in additional net proceeds of approximately $3.6 million. The net proceeds from the public offering and the over-allotment will be used to fund future investment activity.

The Company has the capacity to raise an additional approximate amount of $172 million in either common or preferred shares remaining under a shelf registration statement filed with the Securities and Exchange Commission during 2002. If market conditions warrant, the Company may seek to raise additional funds up to this amount for investment through further common and/or preferred offerings in the future, although the timing and amount of such offerings cannot be determined at this time.

In April 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related for the year ended 2002. The per share exercise price on April 11, 2003 was $15.03.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This facility enables the Company to borrow up to 95% of the fair market value of GNMA Certificates and up to 97% of the fair market value Fannie Mae DUS Certificates owned by the Company, which are pledged as collateral for the borrowings. Up until May 2002, interest on borrowings on the GNMA Certificates would bear interest at 30-day LIBOR plus 0.50%. Subsequent to May 2002, interest on borrowings on the GNMA Certificates decreased to 30-day LIBOR plus 0.05%. Interest on borrowings on Fannie Mae DUS Certificates are at 30-day LIBOR. As of March 31, 2003 and December 31, 2002, the amount outstanding under this facility was approximately $93.6 and $87.9 million, respectively, and interest rates were 1.36% and 1.47%, respectively. All borrowings under this facility typically have 30-day settlement terms. However, the Company has the option to shorten or extend the length of the settlement terms at its discretion. The Company has not experienced any problems when renewing its borrowing and management believes it will be able to continue to renew its borrowings when due. If the Company were unable to renew such borrowings with Nomura, it would have to either find replacement financing or sell assets at prices which may be below market value.

In October 2002, the Company entered into the Fleet Warehouse Facility with Fleet National Bank in the amount of $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. The warehouse facility, which matures April 2006, bears an interest rate of 30-day LIBOR + 200 basis points, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. As of March 31, 2003 and December 31, 2002, the Company had approximately $17.0 million and $8.8 million, respectively, in loans outstanding under this program.

In order to qualify as a REIT under the Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments will meet its needs for short-term liquidity, and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

The Company entered into a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae Program, with respect to which it guarantees repayment of 100% of such construction loans. As of March 31, 2003, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae Program and has made forward commitments for an additional approximate $1.0 million. The Company's maximum guaranty at March 31, 2003 was $4.3 million.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $355,000 and is included in Fannie Mae loan program expenses in the March 31, 2002 Consolidated Statement of Income.

During March of 2003, the Company's liability under a forward commitment relating to the Fannie Mae Program, in the amount of $3.0 million expired.

Except for the write-off of the program costs described above, the Fannie Mae loan program has not had, and its discontinuance is not anticipated to have, a significant impact on the Company's financial condition or results of operations.

During February 2003, the Company received approximately $10 million in proceeds relating to the repayment of the Stony Brook II first mortgage and mezzanine loans, of which, $8.3 million is being held as collateral for the Company's contingent liabilities under guarantees issued in the Fannie Mae DUS program.

In May 2003, a distribution of $2,545,452 ($.40 per share), which was declared in March 2003, was paid to the shareholders for the quarter ended March 31, 2003.

For a summary of the Company's commitments and contingencies at March 31, 2003, see Note 11 to the consolidated financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of $2,545,452 and $2,306,815 for the three months ended March 31, 2003 and 2002, respectively, the three months ended March 31, 2003 had no return of capital and for 2002, $167,792 ($.03 per share or 7.27%) represented a return of capital determined in accordance with generally accepted accounting principles. As of March 31, 2003, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $13,806,079. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002. These critical accounting policies have not changed during 2003, but the Company has entered into several transactions which involve new critical accounting policies as described in the following two paragraphs.

During 2003, the Company entered into a five-year interest rate swap, which is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Standards No. 133". At the inception, the Company designated this interest rate swap as a cash flow hedge on the variable interest payments in its floating rate financing. Accordingly, the interest rate swap is recorded at fair market value each accounting period, with changes in market value being recorded in other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been highly effective, so there has been no ineffectiveness included in earnings. Net amounts receivable or payable under the swap agreements are recorded as adjustments to interest expense.

During 2003, the Company exercised its rights under a subordinated promissory note and other documents to take possession of certain real estate collateral. The Company has also purchased the first mortgage loan on the property. This is a preliminary step towards foreclosure. When a loan is in the process of foreclosure, it is the Company's policy to reclassify the balance of the loan into real estate owned at the lower of fair value of the real estate, less estimated disposal costs or the carrying amount of the loan, and to cease accrual of interest.

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

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. During March 2003, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into an interest rate swap in order to hedge against increases in the floating interest rate on its Nomura Securities Repurchase Facility. Under the interest rate swap agreement, the Company is required to pay Fleet National Bank (the "Counterparty") a fixed rate on a notional amount of debt. In return, the Counterparty will pay the Company a floating rate equivalent to the 30-day LIBOR rate. On March 25, 2003, the Company entered into a five-year interest rate swap that fixes the 30-day LIBOR rate to 3.48% on a notional amount of $30 million. This effectively fixes $30 million of the Company's secured borrowings at 3.48%, protecting the Company in the event the 30-day LIBOR rate rises.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage loans, GNMA certificates, and notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company bears interest at rates that fluctuate with LIBOR. Based on the $80.6 million unhedged portion of $110.6 million of borrowings outstanding under these facilities at March 31, 2003, a 1% change in LIBOR would reduce the Company's annual net income and cash flows by approximately $806,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

Item 4.  Controls and Procedures

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

Item 2.   Changes in Securities - None.

Item 3.   Defaults  Upon  Senior   Securities  and  Use  of Proceeds - None

Item 4.   Submission  of  Matters  to a  Vote  of  Security Holders - None

Item 5.   Other Information

          Steven Wendel has resigned his position as Chief Operating Officer ("COO") of the Company effective April 25, 2003, in order to pursue other endeavors. The Company has begun a search for a new COO. In the interim, Alan Hirmes, the Executive Vice President of the Company, will function as the COO.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          99.1 Chief  Executive  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          99.2 Chief  Financial  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          Reports on Form 8-K

          Current report on Form 8-K relating to the Company entering into a five-year, 30-day London Inter-Bank offer rate interest rate swap with a notional amount of $30 million.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: May 9, 2003                   By:  /s/ Stuart J.  Boesky
                                         ---------------------
                                         Stuart J. Boesky
                                         Trustee, Chairman of the Board,
                                         President and Chief Executive Officer



Date: May 9, 2003                   By:  /s/ Stuart A. Rothstein
                                         -----------------------
                                         Stuart A. Rothstein
                                         Chief Financial Officer

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


Date:  May 9, 2003                                   By: /s/ Stuart J. Boesky
       -----------                                       --------------------
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


Date:  May 9, 2003                                   By: /s/ Stuart A. Rothstein
                                                         -----------------------
                                                         Stuart A. Rothstein
                                                         Chief Financial Officer

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


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     May 9, 2003

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


By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     May 9, 2003