Form 10-Q
period 2003-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2003-08-12
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X      QUARTERLY  REPORT PURSUANT  TO  SECTION 13 OR 15(d) OF THE  SECURITIES
-------   EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2003


                                       OR


          TRANSITION  REPORT  PURSUANT TO SECTION  13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                       AMERICAN MORTGAGE ACCEPTANCE COMPANY
                       ------------------------------------
              (Exact name of registrant as specified in its charter)


         Massachusetts                                            13-6972380
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                               10022
----------------------------------------                         ---------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             ---  ---

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).Yes X No
                                       ---  ---

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                           ============   ============
                                                             June 30,     December 31,
                                                               2003           2002
                                                           ------------   ------------
                                                            (Unaudited)
ASSETS
Investments in debt securities - available for sale        $    157,688   $    114,034
Investments in mortgage loans, net                               15,581         22,384
Investment in ARCap                                              20,240         20,240
Real estate owned - held for sale                                 7,844             --
Cash and cash equivalents                                         3,406         10,404
Restricted cash                                                   8,282             --
Notes receivable                                                 43,401         25,997
Accrued interest receivable                                       1,617          1,170
Other assets                                                        834            834
                                                           ------------   ------------
Total assets                                               $    258,893   $    195,063
                                                           ============   ============


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facility payable                             $    105,717   $     87,880
   Warehouse facility payable                                    17,660          8,788
   Interest rate derivatives                                      1,234             --
   Accrued interest payable                                         292             60
   Accounts payable and accrued expenses                            459            762
   Due to Advisor and affiliates                                    655            690
   Distributions payable                                          3,335          2,545
                                                           ------------   ------------
Total liabilities                                               129,352        100,725
                                                           ------------   ------------

Commitments and contingencies
Shareholders' equity:
   Common shares of beneficial interest; $.10 par value;
     25,000,000 shares authorized; 8,713,376 issued and
     8,338,180 outstanding in 2003 and 6,738,826 issued
     and 6,363,630 outstanding in 2002, respectively                871            674
   Treasury shares of beneficial interest; 375,196 shares           (38)           (38)
   Additional paid-in capital                                   126,746         99,470
   Distributions in excess of net income                        (14,587)       (14,471)
   Accumulated other comprehensive income                        16,549          8,703
                                                           ------------   ------------
Total shareholders' equity                                      129,541         94,338
                                                           ------------   ------------
Total liabilities and shareholders' equity                 $    258,893   $    195,063
                                                           ============   ============

           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
               (Dollars in the thousands except per share amounts)
                                   (Unaudited)

                                               =========================   ==========================
                                                  Three Months Ended            Six Months Ended
                                                        June 30,                    June 30,
                                               -------------------------   --------------------------
                                                   2003          2002          2003           2002
                                               -------------------------   --------------------------
Revenues:
   Interest income:
     Debt securities                           $     1,980   $     1,370   $     3,852    $     2,454
     Mortgage loans                                    356           609         1,763          1,010
     Notes receivable                                  878           627         1,796          1,114
     Temporary investments                               7            13            15             24
   Other income                                         82            76           110            136
                                               -----------   -----------   -----------    -----------

     Total revenues                                  3,303         2,695         7,536          4,738
                                               -----------   -----------   -----------    -----------

Expenses:
   Interest                                            643           307         1,050            579
   General and administrative                          182           164           425            284
   Fees to advisor                                     456           371           899            728
   Amortization and other                               49            --           206              6
   Fannie Mae loan program                              --             3            --            358
                                               -----------   -----------   -----------    -----------

     Total expenses                                  1,330           845         2,580          1,955
                                               -----------   -----------   -----------    -----------

Other gain:
   Equity in earnings of ARCap                         600           608         1,200          1,200
   Net gain (loss) on repayments and sales
     of debt securities                                 --            --          (391)           614
                                               -----------   -----------   -----------    -----------

     Total other gain                                  600           608           809          1,814
                                               -----------   -----------   -----------    -----------

   Net income                                  $     2,573   $     2,458   $     5,765    $     4,597
                                               ===========   ===========   ===========    ===========

   Net income per share
     Basic and diluted                         $       .32   $       .39   $       .79    $       .81
                                               ===========   ===========   ===========    ===========

   Weighted average shares outstanding
     Basic                                       8,144,259     6,363,630     7,258,863      5,666,116
                                               ===========   ===========   ===========    ===========
     Diluted                                     8,158,524     6,363,630     7,273,128      5,666,116
                                               ===========   ===========   ===========    ===========

          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)


                                        Shares of Beneficial     Treasury Shares of
                                              Interest           Beneficial Interest
                                        ---------------------    -------------------
                                          Shares      Amount      Shares     Amount
                                        ---------   ---------    --------  ---------
Balance at January 1, 2003              6,738,826   $     674    (375,196)  $    (38)

Comprehensive income:
Net income                                     --          --          --         --
Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives
  Unrealized holding gain arising
   during the period
Less: reclassification adjustment for
  loss included in net income
Total other comprehensive income

Comprehensive income

Common shares issue                     1,974,550         197
Distributions                                  --          --          --       --
                                        ---------   ---------    --------   --------

Balance at June 30, 2003                8,713,376   $     871    (375,196)  $    (38)
                                        =========   =========    ========   ========


                                                                                       Accumulated
                                        Additional   Distributions                        Other
                                         Paid-in       in Excess     Comprehensive    Comprehensive
                                         Capital     of Net Income       Income           Income           Total
                                        ----------   -------------   -------------    -------------     ----------
Balance at January 1, 2003              $   99,470    $   (14,471)                     $     8,703      $   94,338


Comprehensive income:
Net income                                      --          5,765     $    5,765                --           5,765
                                                                      ----------
Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives                                                       (1,234)
  Unrealized holding gain arising
   during the period                                                       8,689
Less: reclassification adjustment
   for loss included in net income                                           391
                                                                      ----------
Total other comprehensive income                                           7,846             7,846           7,846
                                                                      ----------
Comprehensive income                                                  $   13,611
                                                                      ==========
Common shares issue                         27,276                                                          27,473
Distributions                                   --         (5,881)                              --          (5,881)
                                        ----------    -----------                      -----------      ----------

Balance at June 30, 2003                $  126,746    $   (14,587)                     $    16,549      $  129,541
                                        ==========    ===========                      ===========      ==========

See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                       =========================
                                                            Six Months Ended
                                                                June 30,
                                                       -------------------------
                                                           2003          2002
                                                       -----------   -----------
Cash flows from operating activities:
   Net income                                          $     5,765   $    4,597
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net (gain) loss on repayments of debt securities          391         (614)
     Equity in earnings of ARCap, in excess of
       distributions received                                   --            5
     Amortization - deferred financing costs                    --            6
     Amortization - loan premium and
       origination costs and fees                             (224)         (61)
     Accretion of discount on debt securities                  107            6
   Changes in operating assets and liabilities:
     Accrued interest receivable                              (448)        (301)
     Other assets                                             (146)         467
     Due to Advisor and affiliates                             (35)         133
     Accounts payable and accrued expenses                    (304)        (842)
     Accrued interest payable                                  232           22
                                                       -----------   ----------

   Net cash provided by operating activities                 5,338        3,418
                                                       -----------   ----------

Cash flows from investing activities:
   Increase in investment in mortgage loans                (10,356)      (2,224)
   Repayments of mortgage loans                              9,464           23
   Funding of notes receivable                             (21,461)      (8,244)
   Repayment of notes receivable                             4,057           --
   Principal repayments on debt securities                   8,232          197
   Increase in investment in debt securities               (43,304)     (28,113)
   Increase in restricted cash                              (8,282)          --
   Other                                                        76           --
                                                       -----------   ----------

Net cash used in investing activities                      (61,574)     (38,361)
                                                       -----------   ----------

                                    continued
                                       -5-

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)


                                                        ========================
                                                            Six Months Ended
                                                                 June 30,
                                                        ------------------------
                                                           2003          2002
                                                        -----------   ----------

Cash flows from financing activities:
   Proceeds from repurchase facility payable                 54,913       17,841
   Proceeds from warehouse facility payable                   8,872           --
   Repayments of repurchase facility payable                (37,076)          --
   Distribution paid to shareholders                         (5,881)      (3,699)
   Increase in deferred loan costs                              147           --
   Increase from distribution payable                           790           --
   Issuance of common shares                                 27,473       30,899
                                                        -----------   ----------

Net cash provided by financing activities                    49,238       45,041
                                                        -----------   ----------

Net (decrease) increase in cash and cash
   equivalents                                               (6,998)      10,098
Cash and cash equivalents at the beginning
   of the period                                             10,404        1,018
                                                        -----------   ----------
Cash and cash equivalents at the end of the
   period                                               $     3,406   $   11,116
                                                        ===========   ==========
Supplemental information:
Interest paid                                           $     1,029   $      557
                                                        ===========   ==========

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
                                                        -----------

           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

The Company is governed by a board of trustees comprised of three independent trustees and two non-independent trustees who are affiliated with Related Capital Company ("Related"). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of Related, to manage its day-to-day affairs. The Advisor has subcontracted with Related to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations and public relations. The Company believes that it benefits significantly from its relationship with Related, since Related provides the Company with resources that are not generally available to smaller-capitalized, self-managed companies.

The consolidated financial statements include the accounts of the Company and three wholly-owned subsidiaries which it controls: AMAC Repo Seller, LLC, AMAC/FM Corporation and AMAC Credit Facility, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003 and the results of its operations and its cash flows for the three and six months ended June 30, 2003 and 2002. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The disclosure provisions of this Interpretation are included in Note 12. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company currently receives a fee, in advance, for acting as a guarantor of certain construction loans. This fee is deferred and amortized over the guarantee period. The Company believes that the fee received approximates the fair value of the obligation undertaken in issuing the guarantee; therefore, the Company's current accounting for these guarantees will not be affected by this Interpretation.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement amends SFAS NO. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Because the Company currently accounts for its share options using the fair value method, implementation of this statement did not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities beginning July 1, 2003. The Company believes it has no variable interests in variable interest entities requiring consolidation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The adoption of SFAS No. 149 on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments and Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The adoption of this standard on July 1, 2003, as required, had no impact on the Company's consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 2 - Investments in Mortgage Loans

Information relating to the Company's investments in mortgage loans as of June 30, 2003 is as follows:
(Dollars in thousands)



                                                                    Final
                                                                  Maturity                                    Lifetime
Property                                            Description     Date     Call Date(A)  Interest Rate   Interest Cap(C)
--------                                            -----------   --------   ------------  --------------  ---------------
First Mortgage Loans:
 Stony Brook II
   East Haven, CT                                    125 Units      6/37         12/06             7.625%       N/A
 Sunset Gardens
   Eagle Pass, TX                                     60 Units      9/03           N/A             11.50%       N/A
 Alexandrine
   Detroit, MI                                        30 Units     12/03           N/A             11.00%       N/A
 Desert View (P)
   Coolidge, AZ                                       45 Units      5/04           N/A             11.00%       N/A
Subtotal First Mortgage Loans

Mezzanine Loans (H):

Stabilized Properties
---------------------
 Stony Brook II
   East Haven, CT                                    125 Units      6/37         12/06          15.33%(B)       16%
 Plaza at San Jacinto (I)
   Houston, TX                                       132 Units      1/43          6/11          11.40%(B)       16%
Subtotal Stabilized Mezzanine Loans


Properties in Lease-Up
----------------------
 The Hollows (J)
   Greenville, NC                                    184 Units      1/42          1/12          10.00%(B)       16%
 Elmhurst Village (K)(L)
   Oveido, FL                                        313 Units      1/42          3/19          10.00%(B)       16%
 The Reserve at Autumn Creek (K)(L)(O)
   Friendswood, TX                                   212 Units      1/42          9/14          10.00%(B)       16%
 Club at Brazos (M)(J)
   Rosenberg, TX                                     200 Units      5/43          4/13          10.00%(B)       14%
Subtotal Properties in Lease-Up

Properties in Construction/Rehabilitation
-----------------------------------------
 Northbrooke (K)(L)
   Harris County, TX                                 240 Units      8/43           TBD          11.50%(B)       14%
 Del Mar Villas
   Dallas, TX                                        260 Units      4/04           N/A     LIBOR + 4.625%       (N)
 Mountain Valley
   Dallas, TX                                        312 Units     11/04           N/A     LIBOR + 4.750%       (N)
 Villas at Highpoint
   Lewisville, TX                                    304 Units      4/33          3/15             14.57%       N/A

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans

                                                                           Share of
                                                         Share of        Excess Sale or
                                                     Excess Operating     Refinancing       Periodic
Property                                                Cash Flows         Proceeds       Payment Terms     Prior Liens
--------                                             ----------------    --------------   -------------     -----------
First Mortgage Loans:
 Stony Brook II
   East Haven, CT                                          N/A                N/A             (F)                  --
 Sunset Gardens
   Eagle Pass, TX                                          N/A                N/A             (G)                  --
 Alexandrine
   Detroit, MI                                             N/A                N/A             (G)                  --
 Desert View (P)
   Coolidge, AZ                                            N/A                N/A             (G)                  --

Subtotal First Mortgage Loans

Mezzanine Loans (H):

Stabilized Properties
---------------------
 Stony Brook II
   East Haven, CT                                          40%                35%             (F)                  --
 Plaza at San Jacinto (I)
   Houston, TX                                             50%                50%             (G)                  --

Subtotal Stabilized Mezzanine Loans


Properties in Lease-Up
----------------------
 The Hollows (J)
   Greenville, NC                                          50%                25%             (G)               8,898
 Elmhurst Village (K)(L)
   Oveido, FL                                              50%                25%             (G)              21,636
 The Reserve at Autumn Creek (K)(L)(O)
   Friendswood, TX                                         50%                25%             (G)              15,993
 Club at Brazos (M)(J)
   Rosenberg, TX                                           50%                25%             (G)              14,378

Subtotal Properties in Lease-Up

Properties in Construction/
  Rehabilitation
---------------------------
 Northbrooke (K)(L)
   Harris County, TX                                       50%                50%             (G)              13,268
 Del Mar Villas
   Dallas, TX                                              N/A                N/A             (G)               5,554
 Mountain Valley
   Dallas, TX                                              N/A                N/A             (G)               5,785
 Villas at Highpoint
   Lewisville, TX                                          N/A                N/A             (G)              18,800

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans

                                                                                                               Interest
                                                                                                           Earned Applicable
                                                         Outstanding                         Carrying        to the Three
                                                        Fee Amount of     Unamortized        Amount of       Months Ended
Property                                                 Mortgages(D)    Costs and Fees    Mortgages(E)      June 30, 2003
--------                                                -------------    --------------    ------------    -----------------
First Mortgage Loans:
 Stony Brook II
   East Haven, CT                                        $       --              --                --          $     497
 Sunset Gardens
   Eagle Pass, TX                                             1,479              (4)            1,475                 92
 Alexandrine
   Detroit, MI                                                  342              --               342                 19
 Desert View (P)
   Coolidge, AZ                                                 960              --               960                 14
                                                        --------------------------------------------------------------------
Subtotal First Mortgage Loans                                 2,781              (4)            2,777                622
                                                        --------------------------------------------------------------------
Mezzanine Loans (H):

Stabilized Properties
---------------------
 Stony Brook II
   East Haven, CT                                                --              --                --                527
 Plaza at San Jacinto (I)
   Houston, TX                                                   --              --                --                 39
                                                        --------------------------------------------------------------------
Subtotal Stabilized Mezzanine Loans                              --              --                --                566
                                                        --------------------------------------------------------------------

Properties in Lease-Up
----------------------
 The Hollows (J)
   Greenville, NC                                             1,549            (142)            1,407                 86
 Elmhurst Village (K)(L)
   Oveido, FL                                                 2,874            (405)            2,469                159
 The Reserve at Autumn Creek (K)(L)(O)
   Friendswood, TX                                            1,197             (57)            1,930                 34
 Club at Brazos (M)(J)
   Rosenberg, TX                                              1,962             (76)            1,886                 99
                                                        --------------------------------------------------------------------
Subtotal Properties in Lease-Up                               8,372            (680)            7,692                378
                                                        --------------------------------------------------------------------
Properties in Construction/
  Rehabilitation
---------------------------
 Northbrooke (K)(L)
   Harris County, TX                                          1,500            (136)            1,364                 88
 Del Mar Villas
   Dallas, TX                                                   765              --               765                 23
 Mountain Valley
   Dallas, TX                                                   776              --               776                 24
 Villas at Highpoint
   Lewisville, TX                                             2,394            (187)            2,207                 62
                                                        --------------------------------------------------------------------
Subtotal Properties in Construction/Rehabilitation            5,435            (323)            5,112                197
                                                        --------------------------------------------------------------------
Subtotal Mezzanine Loans                                     13,807          (1,003)           12,804              1,141
                                                        --------------------------------------------------------------------
Total Mortgage Loans                                     $   16,588         $(1,007)          $15,581          $   1,763
                                                        ====================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

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

     (C) Lifetime interest cap represents the maximum annual return, including interest, fees and participations, that can be earned by the Company over the life of the mezzanine loan, computed as a percentage of the balance of the first mortgage loan plus the mezzanine loan.

     (D) No principal amounts of mortgage loans are subject to delinquent interest as of June 30, 2003, except for Reserve at Autumn Creek - See
          (O).

     (E) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

     (F) The Stonybrook II first mortgage loan and mezzanine loan were repaid in January 2003 - see Note 5. Of the $10 million received, approximately $8.3 million is being held as restricted cash for collateral in the Fannie Mae DUS program.

     (G) Interest only payments are due monthly, with loan balance due at maturity.

     (H) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

     (I) The Plaza at San Jacinto mezzanine loan has been reclassified to real estate owned -- see Note 6.

     (J) The Company does not have an interest in the first lien position relating to this mezzanine loan.

     (K) The Company has an interest in the first lien position relating to this mezzanine loan.

     (L) The first mortgage loans related to those properties were converted from participations in FHA loans to ownership of the GNMA certificates and are held by the Company.

     (M) The funding of this mezzanine loan is based on property level operational achievements.

     (N)  Interest cap on these loans is the maximum rate permitted by law.

     (O) Certain required debt service payments have been missed, causing this mezzanine loan to be in default. The Company has stopped accruing income on the mezzanine loan and is in the process of taking the steps necessary to protect its investment. The Company has obtained an independent appraisal for the property underlying the mezzanine loan. The appraisal determined that the value of the property exceeded the value of the first mortgage outstanding on the property, not owned by the Company, and the Company's mezzanine loan outstanding. As such,

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


          the Company believes that no reserve for impairment is necessary at this time.

     (P) Loan purchased in April 2003 in connection with a guarantee by the Company (see Note 12).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Note 3 - Investments in Debt Securities - Available for Sale

Information relating to debt securities owned by the Company as of June 30, 2003 is as follows:
(Dollars in thousands)

                                                 Date
                                               Purchase/
                                                 Final     Stated     Amortized      Unrealized                      Interest Income
                                 Certificate    Payment   Interest     Cost as     Gain (Loss) at     Balance at     End Applicable
Name                               Number         Due       Rate    June 30, 2003   June 30, 2003   June 30, 2003     to the Period
----                             -----------  ----------  --------  -------------  --------------   -------------    ---------------
GNMA Certificates
-----------------

Western Manor (1)                  355540       7/27/94    7.125%      $ 2,465           $  29         $ 2,494            $  97
                                                3/15/29

Copper Commons (3)                 382486       7/28/94    8.500%           --              --              --               17
                                                8/15/29

SunCoast Capital Group, Ltd. (1)   G002412      6/23/97    7.000%          361              21             382               16
                                                4/20/27

Elmhurst Village (1)               549391       6/28/01    7.745%       21,636           5,078          26,714              839
                                                 1/1/42

Reserve at Autumn Creek (1)        448748       6/28/01    7.745%       15,993           3,753          19,746              620
                                                 1/1/42

Casitas at Montecito (2)           519289       3/11/02    7.300%           --              --              --               70
                                               10/15/42

Village at Marshfield (1)          519281       3/11/02    7.475%       21,433           2,648          24,081              721
                                                1/15/42

Cantera Crossing (1)               532662       3/28/02    6.500%        6,018           1,017           7,035              192
                                                 6/1/29

Filmore Park (1)                   536739       3/28/02    6.700%        1,235             195           1,430               41
                                               10/15/42

Northbrooke (1)                    548972       5/24/02    7.080%       13,416           2,522          15,938              430
                                                 8/1/43

Ellington Plaza (1)                585494       7/26/02    6.835%       16,923           2,973          19,896              437
                                                 6/1/44

Burlington                         595515       11/1/02    5.900%        6,862             319           7,181              199
                                                4/15/31
FNMA DUS Certificates
---------------------

Cambridge                          385971       4/11/03    5.560%        3,688             (21)          3,667               44
                                                 3/1/33

Bayforest                          381974       4/21/03    7.430%        4,337              (7)          4,330               50
                                                10/1/28

Coventry Place                     384920        5/9/03    6.480%          795              (6)            789                6
                                                 3/1/32

Rancho de Cieto                    385229       5/13/03    6.330%        2,629             (69)          2,560               17
                                                 9/1/17

Elmwood Gardens                    386113       5/15/03    5.350%        5,579             (29)          5,550               37
                                                 5/1/33

30 West                            380751       5/27/03    6.080%        1,378             (63)          1,315                6
                                                10/1/16

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)



                                           Date
                                         Purchase/
                                           Final     Stated      Amortized       Unrealized                        Interest Income
                           Certificate    Payment   Interest      Cost as      Gain (Loss) at      Balance at      End Applicable
Name                         Number         Due       Rate     June 30, 2003    June 30, 2003    June 30, 2003      to the Period
----                       -----------  ----------  --------   -------------   --------------    -------------     ---------------
Jackson Park                 386139       5/30/03    5.150%          2,794             (40)            2,754                12
                                           6/1/18

Courtwood                    386274       6/26/03    4.690%          1,777            (137)            1,640                 1
                                           6/1/33

Sultana                      386259       6/30/03    4.650%          4,132            (259)            3,873                --
                                           6/1/23

Buena                        386273       6/30/03    4.825%          3,075             (75)            3,000                --
                                           6/1/33

Allegro                      386324       6/30/03    5.380%          2,587             (20)            2,567                --
                                           7/1/33

Village West                 386243       6/30/03    4.910%            792             (46)              746                --
                                           6/1/21
                                                               -------------------------------------------------------------------
Total                                                            $ 139,905         $17,783          $157,688            $3,852
                                                               ===================================================================


     (1) These GNMA and FNMA DUS certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facility.

     (2) This GNMA certificate was repaid in March 2003 at par. As a result of the repayment, the Company realized a loss of approximately $391,000 due to the unamortized balance of the premium that was recorded when the GNMA certificate had been purchased.

     (3)  This GNMA certificate was repaid in April 2003 at par.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

The amortized cost, unrealized gain and fair value for the investment in debt securities at June 30, 2003 and December 31, 2002 were as follows:

                                                      (Dollars in thousands)

                                                    June 30,        December 31,
                                                      2003              2002
                                                 -------------     -------------
Amortized cost                                   $     139,905     $     105,331
Net unrealized gain                                     17,783             8,703
                                                 -------------     -------------
Fair Value                                       $     157,688     $     114,034
                                                 =============     =============


As of June 30, 2003, there were gross unrealized gains and losses of $18,554,513 and $771,256, respectively. As of December 31, 2002, there were gross unrealized gains and losses of $8,730,076 and $27,147, respectively.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)

NOTE 4 - Notes Receivable

The Company's notes receivable are collateralized by equity interests in the owner of the related property and consist of the following as of June 30, 2003:

                             (Dollars in thousands)

                                                                                         Remaining
                                                 Outstanding   Unamortized               Committed
                                                  Principal       Costs     Carrying     Balance to      Interest
Property                   Location                Balance      and Fees     Amount       Fund (1)         Rate           Maturity
------------------------------------------------------------------------------------------------------------------------------------
Parwood (3)                Long Beach, CA         $  2,683       $  14      $  2,669    $  567          11.00%          January 2004

Concord at Little York(6)  Houston, TX               3,500          13         3,487        --          12.00%         February 2004

Concord at Gulfgate (6)    Houston, TX               3,500          30         3,470        --          12.00%              May 2004

Reserve at Fox River(8)    Yorkville, IL             1,350          --         1,350        --          12.00%              May 2003

Noble Towers (3)(7)        Oakland, CA               6,872           9         6,863     7,300          12.00%             July 2005

Clarks Crossing (3)        Laredo, TX                1,650          28         1,622        --          12.00%          October 2003

Concord at Gessner (6)     Houston, TX               1,523          29         1,494        --          12.00%            March 2005

Desert View (3)            Coolidge, AZ                 20          --            20        --          11.00%              May 2004

Valley View (3)            North Little Rock, AR       400          --           400        --          12.00%         December 2003

Del Mar Villas (4)         Dallas, TX                5,554          25         5,529        --      LIBOR + 4.625%(5)     April 2004

Mountain Valley (4)        Dallas, TX                5,785          49         5,736       522 (2)  LIBOR + 4.750%(5)  November 2004

Baywoods (4)               Antioch, CA              10,819          58        10,761       171      LIBOR + 4.000%(5)     March 2005
                                                 --------------------------------------------------

    Total                                         $ 43,656       $ 255      $ 43,401    $8,560
                                                 ==================================================

(1)  Funded on an as needed basis.
(2)  To be funded for rehabilitation.
(3) These loans are to limited partnerships who are affiliated with the Advisor (see Note 9).
(4) Pledged as collateral in connection with warehouse facility with Fleet National Bank (see Note 8).
(5)  LIBOR at June 30, 2003 was 1.12%.
(6)  These notes are in default (see below).
(7) Affiliate of the Advisor has provided a full guarantee on the payment of principal and interest due on this note.
(8) In July 2003, the land associated with this note was sold to third party, which assumed the note with the modification of certain terms. The note, which now matures October of 2003, bears interest at a rate of 6% per annum.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)
                                   (continued)

The notes receivable secured by The Concord at Little York, Concord at Gulfgate and Concord at Gessner partnership interests each missed required debt service payments beginning with the May 2003 payment, causing the notes to be in default. The Company has stopped accruing income on each of the notes receivable and is in the process of taking the steps necessary to protect its investment. The Company obtained an independent appraisal for each of the properties underlying the notes receivable. In each instance, the appraisal determined that the value of the property exceeded the value of the first mortgages outstanding on the particular property, not owned by the Company, and the Company's note receivable outstanding. The appraisals assumed that each property, upon completion of construction, will be sold to a qualifying 501(c)3 entity which would qualify for full real estate tax abatement in Texas, which is consistent with the original underwriting completed by the Company at the time these loans were originated. The appraisals also assessed the value of the properties if the real estate tax abatement is not received. If this occurs, the value of the properties could be substantially less than the Company's current assessment. The Company believes that it is probable that the properties will qualify for the tax abatement and, accordingly, has not recorded an allowance for losses on these impaired loans.

NOTE 5 - Restricted Cash

During February 2003, the Company received approximately $10 million in proceeds relating to the repayment of the Stony Brook II first mortgage and mezzanine loans. The first mortgage and mezzanine loans had carrying values of approximately $8.3 million and $651,000, respectively. The cash proceeds from the principal repayment of the first mortgage loan are being held as collateral for the Company's contingent liabilities under guarantees issued in the Fannie Mae DUS Program (see Note 12) and are recorded as restricted cash on the consolidated balance sheet. Included in the $10 million of cash proceeds were additional interest payments of approximately $526,000 and prepayment penalties of approximately $331,000 that are recorded as interest income from mortgage loans on the consolidated statement of income. The Company also recognized approximately $113,000 in deferred fee income which is also recorded in interest income.

NOTE 6 - Real Estate Owned

On March 7, 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto, a 132-unit multifamily property located in La Porte, Texas. The Company had provided a $1.2 million mezzanine loan to the owner of the Plaza at San Jacinto on May 24, 2001; this loan was in default. The Company paid an additional approximate amount of $6.7 million to purchase the first mortgage loan on the property. On May 6, 2003, the Company acquired the real estate at a foreclosure auction, which has enabled the Company to secure and protect the real estate and cash collateral. Based on a recent independent appraisal, the Company believes that the value of the collateral, less estimated disposal costs, exceeds the amount paid for the first mortgage loan and the carrying amount of the mezzanine loan. However, there can be no assurance that the Company will be able to sell this property for an amount greater than or equal to its appraised value. The Company has reclassified its investment in the Plaza at San Jacinto mezzanine loan, as well as the balance of the first mortgage, purchased during the first quarter, to real estate owned on the consolidated balance sheet and ceased accrual of interest. Income from operations of the property, in the approximate amount of $62,000, is recorded as other income on the consolidated statement of income. The property is held for

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


sale and is not being depreciated. The Company also incurred approximately $73,000 of costs to effect this troubled debt restructuring, which are included in amortization and other expenses.

NOTE 7 - Repurchase Facility

The Company has a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"), which enables the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS Certificates owned by the Company. Interest on borrowings are at 30-day LIBOR plus 0.02%. As of June 30, 2003 and December 31, 2002, the amounts outstanding under this facility were $105.7 and $87.9 million, respectively, and weighted average interest rates were 1.10% and 1.47%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at June 30, 2003, had 30-day settlement terms.

NOTE 8- Warehouse Facility

In October 2002, the Company entered into a mortgage warehouse line of credit with Fleet National Bank in the amount of up to $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties. This facility, which matures April 2006, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, at the discretion of the Company, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. As of June 30, 2003 and December 31, 2002, the Company had approximately $17.7 and $8.8 million, respectively, in borrowings outstanding under this program.

NOTE 9 - Related Party Transactions

The costs incurred to related parties for the three and six months ended June 30, 2003 and 2002 were as follows, all of which are paid or payable to the
Advisor:

                                =======================   ======================
                                  Three Months Ended         Six Months Ended
                                      June 30,                   June 30,
                                -----------------------   ----------------------
                                   2003         2002         2003        2002
                                -----------------------   ----------------------
Expense reimbursement           $      186   $      143   $      333  $     318
Asset management fees                  254          228          503        410
Incentive fee                           16*          --           63*        --
                                ----------   ----------   ----------  ----------

                                $      456   $      371   $      899  $      728
                                ==========   ==========   ==========  ==========

* Accrual based on management estimates of the Company's full-year 2003 results.

Some of the Company's notes receivable (see Note 4), the guarantee on Creekside Apartments and standby bridge loan commitments described in Note 12 are to limited partnerships structured as follows: the general partner is an unaffiliated third party and the limited partner is itself a limited partnership in which an affiliate of Related is the general partner.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

The Noble Towers notes receivable is guaranteed by an affiliate of the Advisor (see Note 4).

The Company has issued 19,550 common shares to the Advisor (see Note 10).

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac") announced a proposed acquisition of Related, which would include the Advisor.
The Company believes that this acquisition will not affect the Company's day-to-day operations. If the proposed transaction is consummated, ownership of the Advisor will be transferred to CharterMac, but management of the Advisor will remain unchanged as the principals of Related who currently manage the Advisor will become executive officers of CharterMac and will remain executive officers of the Advisor. Due to the provision in the Company's trust agreement which requires the Company to have a majority of "independent" trustees, it is expected that two of the Company's independent trustees who serve on the boards of both CharterMac and the Company will no longer qualify as "independent" trustees if they remain on the board of CharterMac following consummation of the proposed transaction. In such event, it is expected that such trustees will be required to replaced with two new independent trustees.

NOTE 10 - Capital Stock and Share Option Plan

On April 23, 2003, the Company completed a public offering of 1.955 million common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters' discount and expenses, of approximately $27.5 million. In connection with this offering and pursuant to the Trust Agreement, the Company issued 19,550 shares to the Advisor.

In April 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related at an exercise price of $15.03, which was the market price of the Company's common shares at the grant date. These options vest equally, in thirds, in April 2004, 2005 and 2006 and expire in 10 years. These options were dilutive for the three and six months ended June 30, 2003, and were taken into account in the calculation of diluted earnings per share. At June 30, 2003, these options had a fair value of $100,700 based on the Black-Scholes pricing model, using the following assumptions: dividend yield of 9.22%, estimated volatility of 16%, risk free interest rate of 3.86% and expected lives of 9.93 years. The Company recorded compensation cost of $13,488, reflected in general and administrative expenses for the three and six months ended June 30, 2003, relating to these options.

The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

NOTE 11 - Earnings Per Share

Basic net income per share in the amount of $.32 and $.39 and $.79 and $.81 for the three and six months ended June 30, 2003 and 2002, respectively, equals net income for the periods ($2,573,123 and $2,458,410 and $5,765,274 and $4,597,434,

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

respectively),   divided  by  the  basic  weighted   average  number  of  shares
outstanding,  which were  8,144,259 and  6,363,630 and 7,258,863 and  5,666,116, respectively.

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

Diluted net income per share in the amount of $.32 and $.39 and $.79 and $.81 for the three and six months ended June 30, 2003 and 2002, respectively, equals net income for the periods ($2,573,123 and $2,458,410 and $5,765,274 and $4,597,434, respectively) divided by the diluted weighted average number of shares outstanding, which were 8,158,524 and 6,363,630 and 7,273,128 and 5,666,116, respectively.

NOTE 12 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guaranteed a first loss position on the aggregate principal amount of the loans the Company originated under this program and receives guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae Program, with respect to which it guarantees repayment of 100% of such construction loans. As of June 30, 2003, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae Program. Therefore, the Company's maximum guaranty at June 30, 2003 was approximately $3.3 million.

Subsequent to creating this program, the level of loan origination competition increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to an unaffiliated third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in Fannie Mae loan program expenses on the consolidated statement of income.

During March 2003, the Company's liability under a forward commitment relating to a loan in the Fannie Mae Program, in the amount of $3.0 million, expired.

During April 2003, the Company purchased the Desert View construction loan in the amount of approximately $1.0 million, due to a default on such loan, which was 100% guaranteed by the Company under the Fannie Mae loan program. This loan is included in investments in mortgage loans on the consolidated balance sheet.

Except for the write-off of the program costs described above, the Fannie Mae loan program has not had, and its discontinuance is not anticipated to have, a significant impact on the Company's financial condition or results of operations.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

The following table provides information relating to the loans originated on Fannie Mae's behalf which remained as of June 30, 2003.

                             (Dollars in thousands)

                                         Number of                    Loss
                                         Apartment   Originated    Sharing Fee
Property                Location           Units     Loan Amount  (annual rate)
--------------------------------------------------------------------------------
Valley View             Cedar Rapids, IA     96        $2,187         0.36%

Maple Ridge Apartments  Jackson, MI          69         1,137         0.52%
                                         ------------------------
         Total                              165        $3,324
                                         ------------------------

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


Standby and Forward Loan and GNMA Commitments
---------------------------------------------

The Company has issued the  following  standby and forward  bridge and permanent
loan  commitments  for  the  purpose  of   constructing/rehabilitating   certain
multi-family apartment complexes in various locations.

                             (Dollars in thousands)

Standby and
Forward Bridge Loan Commitments
---------------------------------------

                                                                                    Maximum Amount of Commitments
                                                                           ---------------------------------------------

                                                             No. of
Issue Date   Project                   Location            Apt. Units      Less than 1 Year        1-3 Years
------------------------------------------------------------------------------------------------------------------------
  Jan-02     Parwood                   Long Beach, CA          528           $   567 (3)         $      --
  Nov-02     Mountain Valley           Dallas, TX              312               522 (3)
  Feb-03     Noble Towers              Oakland, CA             195                --                 7,300 (2)
  Mar-03     Baywoods Apartments       Antioch, CA             128               171 (3)
                                                           -------------------------------------------------------------

Total Standby and Forward Bridge Loan Commitments            1,163           $ 1,260             $   7,300
                                                           =============================================================


 Standby and Forward Permanent Loan
 Commitments
 --------------------------------------
                                                                                    Maximum Amount of Commitments
                                                                           ---------------------------------------------

                                                             No. of
Issue Date   Project                   Location            Apt. Units      Less than 1 Year        1-3 Years
------------------------------------------------------------------------------------------------------------------------
  Mar-02     Sunset Gardens            Eagle Pass, TX          60          $   717 (1)(7)               --
  May-02     Highland Park             Topeka, KS             200            4,250 (1)(5)(6)            --
                                                           -------------------------------------------------------------

Total Standby and Forward Permanent Loan Commitments          260          $ 4,967                      --
                                                           =============================================================


 Standby and Forward Mezzanine Loan
 Commitments
 --------------------------------------

                                                                                    Maximum Amount of Commitments
                                                                           ---------------------------------------------

                                                             No. of
Issue Date   Project                   Location            Apt. Units      Less than 1 Year        1-3 Years
------------------------------------------------------------------------------------------------------------------------
  April-03   Villas at Highpoint       Lewisville, TX         304            $   206 (3)                --
  April-03   Villas at Highpoint       Lewisville, TX          --                                      693 (4)
                                                           -------------------------------------------------------------

Total Standby and Forward Mezzanine Loan Commitments          304            $   206                   693
                                                           =============================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

Forward GNMA Commitments
--------------------------------


                                                                             Maximum Amount of Commitments
                                                        -------------------------------------------------------------------

Date Purchased                Project                           Less than 1 Year                     1-3 Years
------------------------------------------------        -------------------------------------------------------------------
   Mar-02           Cantera Crossing                             $     439 (3)                       $    --
   Mar-02           Fillmore Park                                      203 (3)                            --
   May-02           Ellington Plaza                                 20,785 (3)                            --
   May-02           Northbrooke                                        623 (3)                            --
                                                        -------------------------------------------------------------------

Total Forward GNMA Commitments                                   $  22,050                                --
                                                        -------------------------------------------------------------------

Total Standby and Forward Loan and GNMA Commitments              $  28,483                           $ 7,993
                                                        ===================================================================

(1) Funding not anticipated to occur.
(2) Fundings will be on an as needed basis to complete rehabilitation of the property.
(3) Funding has already begun. Amount represents remaining commitment to be funded.
(4) Funding expected to occur after construction completion.
(5) The Company received a loan commitment fee of 2.0% for issuing the commitment.
(6) The Company will receive a 1% loan origination fee if funding occurs.
(7) The Company received a loan commitment fee of 3.5% for issuing the commitment.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


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

                             (Dollars in thousands)

                                                                  Maximum Amount of
                                                                     Guarantee

                                                                                                  Loan Administra-      Construction
 Date                                                        No. of     Less than                     tion Fee (1)        Guarantee
Closed    Project                    Location                Units       1 Year     1-3 Years    (annual percentage)       Fee (2)
------------------------------------------------------------------------------------------------------------------------------------

Jul-02    Clark's Crossing           Laredo, TX               160       $  4,790     $    --           0.500%              0.625%
Sept-02   Creekside Apts.            Colorado Springs, CO     144          7,500          --           0.375%                 --
Oct-02    Village at Meadowbend (3)  Temple, TX               138             --       3,675           0.500%              0.750%
Nov-02    Mapleview Apartments (3)   Saginaw, MI              104             --       3,240           0.625%              0.247%
                                                            ------------------------------------------------------------------------
Total Construction Loan Guarantees                            546       $ 12,290     $ 6,915
                                                            ========================================================================

(1) Loan Administration Fee is paid on a monthly basis during the guarantee period.

(2) Construction Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period. (3) Guarantee was made under Wachovia Bank, National Association Guarantee Agreement.

For each of these guarantees, and for the guarantees issued under the Fannie Mae program discussed in the first paragraph of this Note 12, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)


NOTE 13 - Financial Risk Management and Derivatives

On March 25, 2003, the Company entered into a five year interest rate swap in order to reduce the Company's exposure to any possible increases in the floating interest rate on its Nomura Securities Repurchase Facility (Note 7). Under the interest rate swap agreement, the Company is required to pay Fleet National Bank (the "Counterparty") a fixed rate of 3.48% on a notional amount of $30 million. In return, the Counterparty will pay the Company a floating rate equivalent to 30-day LIBOR. The average 30-day LIBOR rate for the three and six months ended June 30, 2003, was 1.25% and 1.29%, respectively.

A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company accounts for this swap under Statement of Financial Accounting Standards No. 133, as amended and interpreted. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. At inception, the Company designated the interest rate swap as a cash flow hedge on the variable interest payments on its floating rate financing. Accordingly, the interest rate swap will be recorded at its fair market value each accounting period, with changes in the market value being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreement is highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship would be recorded in earnings. The Company's assessment is that this swap has been and will continue to be highly effective.

At June 30, 2003, this interest rate swap was recorded as a liability with a fair market value of approximately $1,234,000, included in interest rate derivatives on the consolidated balance sheet.

NOTE 14 - Subsequent Events

During August 2003, a distribution of $3,335,272, ($0.40 per share) which was declared in June 2003, will be paid to shareholders for the quarter ended June 30, 2003.

In August 2003, the Company's Board of Trustees approved a share repurchase plan for the Company. The plan enables the Company to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. No repurchases have been made as of the date of the filing of this report.

During July and August 2003, the Company had purchased The Concord at Gessner and Concord at Little York first mortgage loans for the amounts of $14.2 million and $11.7 million, respectively. Subsequent to the purchase of these first mortgage loans, the Company has exercised its right to acquire the underlying real estate in foreclosure auctions.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Interest income from mortgage loans decreased approximately $253,000 for the three months ended June 30, 2003 as compared to 2002 primarily due to the repayment of the Stonybrook II first mortgage and mezzanine loans in January 2003 and the default of required debt service payments from The Reserve at Autumn Creek. Interest income from mortgage loans increased approximately $753,000 for the six months ended June 30, 2003 as compared to 2002 primarily due to the additional interest and prepayment penalties received, as well as the recognition of deferred loan origination fees, from the repayment of the Stonybrook II first mortgage and mezzanine loans.

Interest income from debt securities increased approximately $610,000 and $1,398,000 for the three and six months ended June 30, 2003 as compared to 2002 primarily due to the purchase of an additional three GNMA certificates in the latter part of 2002 and the purchase of twelve FNMA DUS certificates during 2003 at an average interest rate yield of 5.34%.

Interest income from notes receivable increased approximately $251,000 and $682,000 for the three and six months ended June 30, 2003 as compared to 2002 due to the funding of four notes receivable during 2003 offset by the default of required debt service payments from the Concord at Gessner, Concord at Little York, and Concord at Gulfgate notes.

Interest expense increased approximately $336,000 and $471,000 for the three and six months ended June 30, 2003 as compared to 2002 due to the increased borrowings on the new warehouse facility and additional borrowings under the repurchase facility, as well as the addition of an interest rate swap agreement, put into place in March 2003 to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings.

Fees to advisor increased approximately $85,000 and $171,000 for the three and six months ended June 30, 2003 as compared to 2002 primarily due to an increase in asset management fees payable to the Advisor due to an increase in the assets and the accrual of estimated incentive management fees.

During the six months ended June 30, 2002, the Company recognized approximately $358,000 in FNMA loan program expenses associated with the write-off of the unamortized deferred costs related to the Fannie Mae loan program.

Amortization and other expenses increased approximately $49,000 and $200,000 for the three and six months ended June 30, 2003 as compared to 2002 due to costs incurred in the Plaza at San Jacinto debt restructuring and the amortization of deferred costs on the Fleet Warehouse Facility.

A loss on the repayment of debt securities in the amount of approximately $391,000 was recorded for the six months ended June 30, 2003, relating to the write-off of a purchase premium due to the repayment of one GNMA certificate. During 2002, the Company had a gain of approximately $614,000, resulting from the sale of one GNMA certificate.

Liquidity and Capital Resources
-------------------------------

As of June 30,  2003,  the  Company's  mortgage  investments  consisted of three mortgage loans and eight mezzanine loans originated by or on behalf of the Company, twenty-two GNMA and FNMA DUS mortgage-backed securities and pass-through certificates, twelve bridge loans and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

During the six months ended June 30, 2003, cash and cash equivalents decreased approximately $6,998,000 primarily due to funding of notes receivable of approximately $21,461,000, an increase in restricted cash of approximately $8,282,000, an increase in investment in mortgage loans of approximately
$10,356,000,  investments  in GNMA and FNMA DUS  certificates  of  approximately
$43,304,000, and repayments of repurchase facility payable of approximately $37,076,000, partially offset by principal payments of mortgage loans of approximately $9,464,000, proceeds from warehouse facility payable of approximately  $8,872,000,  proceeds  from the  issuance  of  common  shares  of approximately $27,473,000, proceeds from the repurchase facility payable of approximately $54,913,000, principal repayments of GNMA and FNMA DUS certificates of approximately $8,232,000 and a repayment of a note receivable of approximately $4,057,000.

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

On April 23, 2003, the Company completed a public offering of 1.955 million common shares, at a price of $15.00 per share, resulting in proceeds, net of underwriters discount and expenses, of approximately $27.5 million. The net proceeds from the public offering have been used to fund investment activity.

The Company has the capacity to raise an additional approximate amount of $170 million in either common or preferred shares remaining under a shelf registration statement filed with the Securities and Exchange Commission during 2002. If market conditions warrant, the Company may seek to raise additional funds up to this amount for investment through further common and/or preferred offerings in the future, although the timing and amount of such offerings cannot be determined at this time.

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This facility enables the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS certificates owned by the Company, which are pledged as collateral for the borrowings. Interest on borrowings on GNMA and FNMA DUS certificates are at 30-day LIBOR plus 0.02%. As of June 30, 2003 and December 31, 2002, the amount outstanding under this facility was approximately $105.7 and $87.9 million, respectively, and weighted average interest rates were 1.10% and 1.47%, respectively. All borrowings under this facility typically have 30-day settlement terms. However, the Company has the option to shorten or extend the length of the settlement terms at its discretion. The Company has not experienced any problems when renewing its borrowing and management believes it will be able to continue to renew its borrowings when due. If the Company were unable to renew such borrowings with Nomura, it would have to either find replacement financing or sell assets at prices which may be below market value.

In October 2002, the Company entered into the Fleet Warehouse Facility with Fleet National Bank in the amount of $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund first mortgage loans, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multi-family properties located in stable sub-markets. The warehouse facility, which matures April 2006, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, at the discretion of the Company, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company will pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. As of June 30, 2003 and December 31, 2002, the Company had approximately $17.7 million and $8.8 million, respectively, in loans outstanding under this program.

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

The Company entered into a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans for apartment properties that qualify for low income housing tax credits under
Section 42 of the Internal Revenue Code. Under the loan program, the Company intended to originate and contract for individual loans of up to $6 million each over a two-year period in conjunction with American Property Financing, an unaffiliated third party, which would underwrite and service the loans for Fannie Mae. The Company guarantees a first loss position of up to $21.25 million, depending on the aggregate principal amount of the loans the Company originates under this program and would receive guaranty, loan origination and other fees. The Company also guarantees construction loans for which it has issued a forward commitment to originate a loan under the Fannie Mae Program, with respect to which it guarantees repayment of 100% of such construction loans. As of June 30, 2003, the Company has originated loans totaling approximately $3.3 million under the Fannie Mae Program. Therefore, the Company's maximum guaranty at June 30, 2003 was $3.3 million.

Subsequent to creating this program, the level of loan origination competition has increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. The Company has reached an agreement in principle to terminate this program and transfer its rights and obligations to a non-affiliated third party. There can be no assurance, however, that this agreement will be consummated. Accordingly, during the first quarter of 2002, the Company wrote off the balance of unamortized deferred costs relating to this program. This write-off totaled approximately $358,000 and is included in Fannie Mae loan program expenses in the June 30, 2002 consolidated statement of income.

During March of 2003, the Company's liability under a forward commitment relating to the Fannie Mae Program, in the amount of $3.0 million expired.

During April 2003, the Company purchased the Desert View construction loan in the amount of approximately $1.0 million, due to a default on such loan, which was 100% guaranteed by the Company under the Fannie Mae loan program. This loan is included in investments in mortgage loans in the consolidated balance sheet.

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

In August 2003, a distribution of $3,335,272 ($.40 per share), which was declared in June 2003, was paid to the shareholders for the quarter ended June 30, 2003.

For a summary of the Company's commitments and contingencies at June 30, 2003, see Note 12 to the consolidated financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of $5,880,724 and $4,693,177 for the six months ended June 30, 2003 and 2002, respectively, $115,450 ($.01 per share or 1.96 %) and $95,743 ($.02 per share or 2.04%) represented a return of capital determined in accordance with generally accepted accounting principles, respectively. As of June 30, 2003, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $14,586,345. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

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

During 2003, the Company exercised its rights under a subordinated promissory note and other documents to take possession of certain real estate collateral. The Company has also purchased the first mortgage loan on the property and acquired the real estate at a foreclosure auction. When a loan is in the process of foreclosure, it is the Company's policy to reclassify the balance of the loan into real estate owned at the lower of fair value of the real estate, less estimated disposal costs or the carrying amount of the loan, and to cease accrual of interest. When the foreclosure process is complete and the property is owned by the Company, income or loss from operations of the property is picked up on the Company's income statement and any payments made to the Company reduces the Company's investment in the property.

During 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related. The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

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

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage loans, GNMA certificates, and notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's debt bears interest at rates that fluctuate with LIBOR. Based on the $93.4 million unhedged portion of $123.4 million of borrowings outstanding under these facilities at June 30, 2003, a 1% change in LIBOR would reduce the Company's annual net income and cash flows by approximately $934,000. However, due to the fact that interest income from loans made under the Fleet Warehouse Facility are also based on LIBOR, a 1% increase in LIBOR would increase the Company's annual net income and cash flows from such loans by approximately $177,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such report, the Company's disclosure controls and procedures are effective.

Internal Control over Financial Reporting. There have not been any significant changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          The Company is not a party to any material pending legal proceedings.

Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities and Use of Proceeds

          A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to shareholders on or about April 30, 2003. Such meeting was held on June 11, 2003. Stuart Boesky, Peter Allen, Arthur Fisch, Alan Hirmes and Scott Mannes were re-elected trustees for a one-year term. The five individuals elected, and the number of votes cast for and abstaining with respect to each of them, is as follows:

                                                    For              Abstain
                                               --------------     --------------
Stuart J. Boesky                                 7,485,283            279,499
Peter T. Allen                                   7,605,601            159,181
Arthur P. Fisch                                  7,601,799            162,983
Alan P. Hirmes                                   7,503,585            261,197
Scott M. Mannes                                  7,607,158            157,624

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information

          Steven Wendel has resigned his position as Chief Operating Officer ("COO") of the Company, effective April 25, 2003, in order to pursue other endeavors. The Company has begun a search for a new COO. In the interim, Alan Hirmes, the Executive Vice President of the Company, has been functioning as the COO.

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          31.1 Chief Executive Officer certification pursuant to Rule 13a-14 or 15d-14

          31.2 Chief Financial Officer certification pursuant to Rule 13a-14 or 15d-14

          32.1 Chief  Executive  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Chief  Financial  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          Reports on Form 8-K

          The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended June 30, 2003:

          Current report on Form 8-K relating to the Company entering into a five-year, 30-day London Inter-Bank offer rate interest rate swap with a notional amount of $30 million.

          Current report on Form 8-K relating to the press release regarding the Company's announcement of its financial results for its first quarter ended March 31, 2003.

          Current report on Form 8-K relating to the Company making available unaudited supplemental data regarding its operations for the quarter ended March 31, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: August 12, 2003                  By: /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer


Date: August 12, 2003                  By: /s/ Stuart A. Rothstein
                                           -----------------------
                                           Stuart A. Rothstein
                                           Chief Financial Officer

                                                                    Exhibit 31.1
                         CERTIFICATION PURSUANT TO RULE
                                13a-14 or 15d-14


I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of American Mortgage Acceptance Company;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed  such  disclosure  controls and  procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date:  August 12, 2003                 By: /s/ Stuart J. Boesky
       ---------------                     --------------------
                                           Stuart J. Boesky
                                           Chief Executive Officer

                                                                Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                                13a-14 or 15d-14


I, Stuart A. Rothstein, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2003 of American Mortgage Acceptance Company;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) for the registrant and we have:

          a) designed  such  disclosure  controls and  procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures as of the end of the period covered by this quarterly report based on such evaluation; and

          c) disclosed in this quarterly report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

          a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.


Date:  August 12, 2003                 By: /s/ Stuart A. Rothstein
       ---------------                     -----------------------
                                           Stuart A. Rothstein
                                           Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     August 12, 2003

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart A. Rothstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     August 12, 2003