Form 10-Q
period 2003-09-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2003-11-13
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X      QUARTERLY  REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2003


                                       OR


          TRANSITION  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


         Massachusetts                                           13-6972380
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                              10022
----------------------------------------                     -------------------
(Address of principal executive offices)                          (Zip Code)



Registrant's telephone number, including area code (212) 421-5333


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        -----  -----

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                             (Dollars in thousands)
                                   (Unaudited)

                                                          =============   ============
                                                          September 30,   December 31,
                                                              2003            2002
                                                          -------------   ------------
ASSETS
Investments in debt
securities - available for sale                             $ 166,099       $ 114,034
Investments in mortgage loans, net                             15,689          22,384
Investment in ARCap                                            20,240          20,240
Real estate owned - held for sale                              40,145              --
Cash and cash equivalents                                       9,794          10,404
Notes receivable                                               37,147          25,997
Accrued interest receivable                                     1,951           1,170
Other assets                                                      702             834
                                                            ---------       ---------
Total assets                                                $ 291,767       $ 195,063
                                                            =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

   Repurchase facility payable                              $ 140,707       $  87,880
   Warehouse facility payable                                  20,529           8,788
   Interest rate derivatives                                      698              --
   Accrued interest payable                                       506              60
   Accounts payable and accrued expenses                          725             762
   Due to Advisor and affiliates                                  713             690
   Distributions payable                                        3,335           2,545
                                                            ---------       ---------
Total liabilities                                             167,213         100,725
                                                            ---------       ---------

Commitments and
contingencies
Shareholders' equity:
   Common shares of
     beneficial interest; $.10 par value;
     25,000,000 shares authorized; 8,713,376 issued and
     8,338,180 outstanding in 2003 and 6,738,826 issued
     and 6,363,630 outstanding in 2002                            871             674
   Treasury shares of beneficial interest; 375,196 shares         (38)            (38)
   Additional paid-in capital                                 126,796          99,470
   Deferred compensation - stock options                          (48)             --
   Distributions in excess of net income                      (15,145)        (14,471)
   Accumulated other comprehensive income                      12,118           8,703
                                                            ---------       ---------
Total shareholders' equity                                    124,554          94,338
                                                            ---------       ---------
Total liabilities and shareholders' equity                  $ 291,767       $ 195,063
                                                            =========       =========

           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
               (Dollars in the thousands except per share amounts)
                                   (Unaudited)

                                             =========================   ==========================
                                                 Three Months Ended           Nine Months Ended
                                                    September 30,               September 30,
                                             -------------------------   --------------------------
                                                2003           2002          2003          2002
                                             -------------------------   --------------------------
Revenues:
   Interest income:
     Debt securities                         $     2,364   $     1,548   $     6,216    $     4,002
     Mortgage loans                                  418           536         2,181          1,546
     Notes receivable                                721           548         2,517          1,662
     Temporary investments                            37            16            52             40
   Other income                                       70            67           180            203
                                             -----------   -----------   -----------    -----------
     Total revenues                                3,610         2,715        11,146          7,453
                                             -----------   -----------   -----------    -----------

Expenses:
   Interest                                          693           290         1,742            869
   General and administrative                        152           119           577            403
   Fees to Advisor                                   468           318         1,367          1,046
   Amortization and other                            121            --           327              6
   Fannie Mae loan program                            --            --            --            358
                                             -----------   -----------   -----------    -----------

     Total expenses                                1,434           727         4,013          2,682
                                             -----------   -----------   -----------    -----------

Other income:
   Equity in earnings of ARCap                       600           600         1,800          1,800
   Net gain (loss) on repayments and sales
     of debt securities                               --            --          (391)           614
                                             -----------   -----------   -----------    -----------

     Total other income                              600           600         1,409          2,414
                                             -----------   -----------   -----------    -----------

   Net income                                $     2,776   $     2,588   $     8,542    $     7,185
                                             ===========   ===========   ===========    ===========

   Net income per share
     Basic and diluted                       $       .33   $       .41   $      1.12    $      1.22
                                             ===========   ===========   ===========    ===========

   Weighted average shares outstanding

     Basic                                     8,338,180     6,363,630     7,622,590      5,901,176
                                             ===========   ===========   ===========    ===========
     Diluted                                   8,346,866     6,363,630     7,633,997      5,901,176
                                             ===========   ===========   ===========    ===========

           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                               Treasury Shares of
                                             Shares of Beneficial Interest     Beneficial Interest       Additional      Deferred
                                             -----------------------------   -----------------------      Paid-in      Compensation-
                                               Shares             Amount       Shares       Amount        Capital      Stock Options
                                             ----------         ----------   ----------   ----------    -----------    -------------
Balance at January 1, 2003                   $6,738,826         $      674    (375,196)   $     (38)    $    99,470

Comprehensive income:
Net income

Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives
  Unrealized holding gain arising
   during the period

Plus: reclassification adjustment for loss included in net income


Total other comprehensive income


Comprehensive income



Issuance of stock options                                                                                        67     $       (67)
Deferred compensation costs                                                                                                      19
Common shares issued                          1,974,550                197                                   27,259
Distributions
                                             ----------         ----------   ---------    ---------     -----------     -----------

Balance at September 30, 2003                 8,713,376         $      871    (375,196)   $     (38)    $   126,796     $       (48)
                                             ==========         ==========   =========    =========     ===========     ===========




                                             Distributions                     Accumulated Other
                                               in Excess      Comprehensive      Comprehensive
                                             of Net Income       Income             Income             Total
                                             -------------    -------------    -----------------    -----------
Balance at January 1, 2003                   $    (14,471)                        $     8,703       $   94,338

Comprehensive income:
Net income                                          8,542     $      8,542                               8,542
                                                              ------------
Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives                                                   (698)
  Unrealized holding gain arising
   during the period                                                 3,722

Plus: reclassification adjustment for loss
   included in net income                                              391
                                                              ------------

Total other comprehensive income                                     3,415              3,415            3,415
                                                              ------------

Comprehensive income                                          $     11,957
                                                              ============


Issuance of stock options
Deferred compensation costs                                                                                 19
Common shares issued                                                                                    27,456
Distributions                                      (9,216)                                              (9,216)
                                             ------------                         -----------       ----------

Balance at September 30, 2003                $    (15,145)                        $    12,118       $  124,554
                                             ============                         ===========       ==========

See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                           =====================
                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2003         2002
                                                           --------    ---------
Cash flows from operating activities:
   Net income                                              $  8,542    $  7,185
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Net (gain) loss on repayments of debt securities           391        (614)
     Equity in earnings of ARCap, in excess of
       distributions received                                    --           5
     Amortization - deferred financing costs                     --           6
     Amortization - deferred compensation costs                  19          --
     Amortization - deferred loan costs                         196          --
     Amortization - loan premium and
       origination costs and fees                              (244)        (75)
     Accretion of discount on debt securities                   133          14
   Changes in operating assets and liabilities:
     Accrued interest receivable                               (781)       (330)
     Other assets                                               (63)         53
     Due to Advisor and affiliates                               23         110
     Accounts payable and accrued expenses                      (37)       (845)
     Accrued interest payable                                   446          28
                                                           --------    --------

   Net cash provided by operating activities                  8,625       5,537
                                                           --------    --------

Cash flows from investing activities:
   Fundings of mortgage loans                                (3,774)     (2,566)
   Repayments of mortgage loans                               9,463          34
   Purchase of mortgage loans                               (33,517)         --
   Funding of notes receivable                              (20,230)     (3,520)
   Repayment of notes receivable                              4,057          --
   Principal repayments on debt securities                    8,396         287
   Increase in investment in debt securities                (56,873)    (41,949)
   Additions to real estate owned                              (355)         --
   Decrease in other assets                                      --         370
                                                           --------    --------

Net cash used in investing activities                       (92,833)    (47,344)
                                                           --------    --------

                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                           =====================
                                                             Nine Months Ended
                                                               September 30,
                                                           ---------------------
                                                             2003         2002
                                                           --------    ---------
Cash flows from financing activities:
   Proceeds from repurchase facility payable                 97,260      18,802
   Proceeds from warehouse facility payable                  11,741          --
   Repayments of repurchase facility payable                (44,433)         --
   Distribution paid to shareholders                         (9,216)     (6,084)
   Increase in deferred loan costs                               --         (52)
   Increase in distribution payable                             790          --
   Issuance of common shares                                 27,456      30,882
                                                           --------    --------

Net cash provided by financing activities                    83,598      43,548
                                                           --------    --------

Net (decrease) increase in cash and cash
   equivalents                                                 (610)      1,741
Cash and cash equivalents at the beginning
   of the period                                             10,404       1,018
                                                           --------    --------
Cash and cash equivalents at the end of the
   period                                                  $  9,794    $  2,759
                                                           ========    ========
Supplemental information:
Interest paid                                              $  1,759    $    841
                                                           ========    ========

Conversion of mortgage loans to real estate owned:

Increase in real estate owned                              $ 40,145
Decrease in mortgage loans                                  (34,707)
Decrease in notes receivable                                 (5,438)
                                                           --------

                                                                 --
                                                           --------

           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 1 - General

American Mortgage Acceptance Company (the "Company") was formed on June 11, 1991 as a Massachusetts business trust. The Company elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code").

The Company's business plan focuses on originating and acquiring mortgages secured by multifamily properties, which may take the form of government insured first mortgages and uninsured mezzanine loans, construction loans and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages. The Company also issues guarantees of construction and permanent financing and makes standby loan commitments.

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

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position, results of operations and cash flows of the Company. However, the operating results for the interim periods may not be indicative of the results for the full year.

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

In April 2002, the FASB issued Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections". SFAS No. 145 among other things, rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and accordingly, the reporting of gains and losses from the early extinguishments of debt as extraordinary items will only be required if they meet the specific criteria for extraordinary items included in Accounting Principles Board Opinion No. 30, "Reporting the Results of Operations". The rescission of SFAS No. 4 became effective January 1, 2003. The implementation of this statement did not have an impact on the Company's consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


In July 2002, the FASB issued Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities". SFAS No. 146 replaces current accounting literature and requires the recognition of costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 became effective January 1, 2003. The implementation of this statement did not have an impact on the Company's consolidated financial statements.

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation are included in Note 11. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company entered into several guarantees prior to December 31, 2002. For those guarantees, the Company deferred the fees received in advance and is amortizing those fees over the guarantee period. Since December 31, 2002, the Company has not entered into or modified any such guarantees.

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123". This statement amends SFAS NO. 123, "Accounting for Stock-Based Compensation" to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. Because the Company accounts for its share options using the fair value method, implementation of this statement did not have an impact on the Company's consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The provisions of FIN 46 became effective immediately for all variable interests in variable interest entities created after January 31, 2003, and the Company will need to apply its provisions to any existing variable interests in variable interest entities beginning December 31, 2003. The Company has determined that it has no variable interests in variable interest entities requiring consolidation.

In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of this statement did not have an impact on the Company's consolidated financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that certain financial instruments be classified as liabilities that were previously considered equity. The implementation of this statement on July 1, 2003 did not have an impact on the Company's consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 2 - Investments in Mortgage Loans

Information relating to the Company's investments in mortgage loans as of September 30, 2003 is as follows:
(Dollars in thousands)


                                                                        Final
                                                                       Maturity                                         Lifetime
PROPERTY                                               Description       Date      Call Date (A)   Interest Rate    Interest Cap (C)
--------                                               -----------    ----------   -------------   --------------   ----------------
FIRST MORTGAGE LOANS:

  Stony Brook II

   East Haven, CT                                        125 Units       6/37          12/06               7.625%          N/A

  Sunset Gardens

   Eagle Pass, TX                                         60 Units      12/03            N/A               11.50%          N/A

  Alexandrine

   Detroit, MI                                            30 Units      12/03            N/A               11.00%          N/A

  Desert View (H)

   Coolidge, AZ                                           45 Units       5/04            N/A               11.00%          N/A


Subtotal First Mortgage Loans

MEZZANINE LOANS (I):

Stabilized Properties
---------------------

  Stony Brook II

   East Haven, CT                                        125 Units       6/37          12/06            15.33%(B)          16%

  Plaza at San Jacinto (J)

   Houston, TX                                           132 Units       1/43           6/11            11.40%(B)          16%


Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------

  The Hollows (K)

   Greenville, NC                                        184 Units       1/42           1/12            10.00%(B)          16%

  Elmhurst Village (L) (M)

   Oveido, FL                                            313 Units       1/42           3/19            10.00%(B)          16%

  The Reserve at Autumn Creek (L) (M) (N)

   Friendswood, TX                                       212 Units        1/42          9/14            10.00%(B)          16%

  Club at Brazos (O) (K)

   Rosenberg, TX                                         200 Units       5/43           4/13            10.00%(B)          14%

  Northbrooke (L) (M)

   Harris County, TX                                     240 Units       8/43           7/13            11.50%(B)          14%

Subtotal Properties in  Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------

  Del Mar Villas

   Dallas, TX                                            260 Units       4/04            N/A       LIBOR + 4.625%          (P)

  Mountain Valley

   Dallas, TX                                            312 Units      11/04            N/A       LIBOR + 4.750%          (P)

  Villas at Highpoint

   Lewisville, TX                                        304 Units       4/33            TBD               14.57%          N/A

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans


                                                                            Share of
                                                          Share of       Excess Sale or
                                                      Excess Operating    Refinancing       Periodic
PROPERTY                                                 Cash Flows         Proceeds      Payment Terms   Prior Liens
--------                                               ---------------   --------------   -------------   -----------
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

  Sunset Gardens

   Eagle Pass, TX                                            N/A               N/A             (G)              --

  Alexandrine

   Detroit, MI                                               N/A               N/A             (G)              --

  Desert View (H)

   Coolidge, AZ                                              N/A               N/A             (G)              --


Subtotal First Mortgage Loans

MEZZANINE LOANS (I):

Stabilized Properties
---------------------

  Stony Brook II

   East Haven, CT                                            40%               35%             (F)              --

  Plaza at San Jacinto (J)

   Houston, TX                                               50%               50%             (G)              --


Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------

  The Hollows (K)

   Greenville, NC                                            50%               25%             (G)         $ 8,886

  Elmhurst Village (L) (M)

   Oveido, FL                                                50%               25%             (G)          21,615

  The Reserve at Autumn Creek (L) (M) (N)

   Friendswood, TX                                           50%               25%             (G)          15,978

  Club at Brazos (O) (K)

   Rosenberg, TX                                             50%               25%             (G)          14,363

  Northbrooke (L) (M)

   Harris County, TX                                         50%               50%             (G)          14,032

Subtotal Properties in  Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------

  Del Mar Villas

   Dallas, TX                                                N/A               N/A             (G)           5,554

  Mountain Valley

   Dallas, TX                                                N/A               N/A             (G)           6,023

  Villas at Highpoint

   Lewisville, TX                                            N/A               N/A             (G)          18,800

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans

                                                                                                            Interest
                                                                                                        Earned Applicable
                                                       Outstanding                        Carrying         to the Nine
                                                      Face Amount of    Unamortized       Amount of        Months Ended
PROPERTY                                               Mortgages (D)   Costs and Fees   Mortgages (E)   September 30, 2003
--------                                              --------------   --------------   -------------   ------------------
FIRST MORTGAGE LOANS:

  Stony Brook II

   East Haven, CT                                         $    --         $     --         $    --           $    497

  Sunset Gardens

   Eagle Pass, TX                                           1,479               --           1,479                139

  Alexandrine

   Detroit, MI                                                342               --             342                 29

  Desert View (H)

   Coolidge, AZ                                               960               --             960                 42
                                                      --------------------------------------------------------------------

Subtotal First Mortgage Loans                               2,781               --           2,781                707
                                                      --------------------------------------------------------------------
MEZZANINE LOANS (I):

Stabilized Properties
---------------------

  Stony Brook II

   East Haven, CT                                              --               --              --                527

  Plaza at San Jacinto (J)

   Houston, TX                                                 --               --              --                 39

                                                      --------------------------------------------------------------------
Subtotal Stabilized Mezzanine Loans                            --               --              --                566
                                                      --------------------------------------------------------------------
Properties in Lease-Up
----------------------

  The Hollows (K)

   Greenville, NC                                           1,549             (138)          1,411                130

  Elmhurst Village (L) (M)

   Oveido, FL                                               2,874             (398)          2,476                240

  The Reserve at Autumn Creek (L) (M) (N)

   Friendswood, TX                                          1,987              (56)          1,931                 35

  Club at Brazos (O) (K)

   Rosenberg, TX                                            1,962              (76)          1,886                150

  Northbrooke (L) (M)

   Harris County, TX                                        1,500             (134)          1,366                132
                                                      --------------------------------------------------------------------
Subtotal Properties in  Lease-Up                            9,872             (802)          9,070                687
                                                      --------------------------------------------------------------------

Properties in Construction/Rehabilitation
-----------------------------------------

  Del Mar Villas

   Dallas, TX                                                 765               --             765                 35

  Mountain Valley

   Dallas, TX                                                 776               --             776                 35

  Villas at Highpoint

   Lewisville, TX                                           2,482             (185)          2,297                151
                                                      --------------------------------------------------------------------
Subtotal Properties in Construction/Rehabilitation          4,023             (185)          3,838                221
                                                      --------------------------------------------------------------------
Subtotal Mezzanine Loans                                   13,895             (987)         12,908              1,474
                                                      --------------------------------------------------------------------
Total Mortgage Loans                                      $16,676         $   (987)        $15,689           $  2,181
                                                      ====================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


(A) Loans are subject to mandatory prepayment at the option of the Company ten years after construction completion, with one year's notice. Loans with a call date of "TBD" are still under construction.

(B) Interest on the mezzanine loans is based on a fixed percentage of the unpaid principal balance of the related first mortgage loans. The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loans also provide for payments of additional interest based on a percentage of cash flow remaining after debt service and participation in sale or refinancing proceeds and certain provisions that cap the Company's total yield, including additional interest and participations, over the term of the loan.

(C) Lifetime interest cap represents the maximum annual return, including interest, fees and participations, that can be earned by the Company over the life of the mezzanine loan, computed as a percentage of the balance of the first mortgage loan plus the mezzanine loan.

(D) As of September 30, 2003, all interest payments on the mortgage loans are current, with the exception of Reserve at Autumn Creek - See (N).

(E) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(F) The Stonybrook II first mortgage loan and mezzanine loan were repaid in January 2003.

(G)  Interest only payments are due monthly, with loan balance due at maturity.

(H)  Loan purchased in April 2003 in connection with a guarantee by the Company.

(I) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(J) The Plaza at San Jacinto mezzanine loan has been reclassified to real estate owned -- see Note 5.

(K) The Company does not have an interest in the first lien position relating to this mezzanine loan.

(L) The Company has an interest in the first lien position relating to this mezzanine loan.

(M) The first mortgage loans related to those properties were converted from participations in FHA loans to ownership of the GNMA certificates and are held by the Company.

(N) Certain required debt service payments have been missed, causing this mezzanine loan to be in default. As of May 2003, the Company stopped accruing income on the mezzanine loan. During October 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Autumn Creek property, subject to the first mortgage loan, not owned by the Company. The Company has obtained an independent appraisal for the property underlying the mezzanine loan. The appraisal determined that the value of the property exceeded the value of the first mortgage outstanding on the property and the Company's mezzanine loan outstanding. As such, the Company believes that no reserve for impairment is necessary at this time. The Company has incurred approximately $56,000 of costs in the process of protecting its investment, which are included in amortization and other expenses.

(O) The funding of this mezzanine loan is based on property level operational achievements.

(P)  Interest cap on these loans is the maximum rate permitted by law.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)



NOTE 3 - Investments in Debt Securities - Available for Sale

Information relating to debt securities owned by the Company as of September 30, 2003 is as follows:
(Dollars in thousands)






                                                    Purchased/                        Amortized
                                     Certificate      Final          Stated            Cost at
Name                                    Number     Payment Date   Interest Rate   September 30, 2003
----------                           -----------   ------------   -------------   ------------------
GNMA Certificates
-----------------

Western Manor (1)                       355540        7/27/94        7.125%           $    2,461
                                                      3/15/29

Copper Commons (2)                      382486        7/28/94        8.500%                   --
                                                      8/15/29

SunCoast Capital Group, Ltd. (1)       G002412        6/23/97        7.000%                  285
                                                      4/20/27

Elmhurst Village (1)                    549391        6/28/01        7.745%               21,615
                                                      1/15/42

Reserve at Autumn Creek (3)             448748        6/28/01        7.745%               15,978
                                                      1/15/42

Casitas at Montecito (4)                519289        3/11/02        7.300%                   --
                                                     10/15/42

Village at Marshfield (1)               519281        3/11/02        7.475%               21,402
                                                      1/15/42

Cantera Crossing (1)                    532662        3/28/02        6.500%                6,019
                                                       6/1/29

Filmore Park (1)                        536739        3/28/02        6.700%                1,434
                                                     10/15/42

Northbrooke (1)                         548972        5/24/02        7.080%               14,032
                                                       8/1/43

Ellington Plaza (1)                     585494        7/26/02        6.835%               22,295
                                                       6/1/44

Burlington                              595515        11/1/02        5.900%                6,838
                                                      4/15/31

FNMA DUS Certificates
---------------------

Cambridge                               385971        4/11/03        5.560%                3,676
                                                       3/1/33

Bayforest                               381974        4/21/03        7.430%                4,321
                                                      10/1/28

Coventry Place                          384920         5/9/03        6.480%                  793
                                                       3/1/32

Rancho de Cieto                         385229        5/13/03        6.330%                2,619
                                                       9/1/17

Elmwood Gardens                         386113        5/15/03        5.350%                5,562
                                                       5/1/33


                                                                                 Interest Income
                                                                               Earned Applicable
                                         Unrealized                               to the Nine
                                       Gain (Loss) at         Balance at          Months Ended
Name                                 September 30, 2003   September 30, 2003   September 30, 2003
----------                           ------------------   ------------------   ------------------
GNMA Certificates
-----------------

Western Manor (1)                       $         --          $    2,461           $      145


Copper Commons (2)                                --                  --                   17


SunCoast Capital Group, Ltd. (1)                  18                 303                   21


Elmhurst Village (1)                           4,053              25,668                1,257


Reserve at Autumn Creek (3)                    2,996              18,974                  929


Casitas at Montecito (4)                          --                  --                   70


Village at Marshfield (1)                      1,906              23,308                1,080


Cantera Crossing (1)                             746               6,765                  292


Filmore Park (1)                                 163               1,597                   62


Northbrooke (1)                                2,013              16,045                  661


Ellington Plaza (1)                            2,926              25,221                  763


Burlington                                       356               7,194                  298


FNMA DUS Certificates
---------------------

Cambridge                                       (169)              3,507                   92


Bayforest                                       (153)              4,168                  114


Coventry Place                                   (48)                745                   17


Rancho de Cieto                                 (133)              2,486                   48


Elmwood Gardens                                 (302)              5,260                  110

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)
                                   (continued)


                                                    Purchased/                        Amortized
                                     Certificate      Final          Stated            Cost at
Name                                    Number     Payment Date   Interest Rate   September 30, 2003
----------                           -----------   ------------   -------------   ------------------


30 West                                 380751        5/27/03        6.080%                1,370
                                                      10/1/16

Jackson Park                            386139        5/30/03        5.150%                2,786
                                                       6/1/18

Courtwood                               386274        6/26/03        4.690%                1,771
                                                       6/1/33

Sultana                                 386259        6/30/03        4.650%                4,118
                                                       6/1/23

Buena                                   386273        6/30/03        4.825%                3,064
                                                       6/1/33

Allegro                                 386324        6/30/03        5.380%                2,582
                                                       7/1/33

Village West                            386243        6/30/03        4.910%                  789
                                                       6/1/21

Westwood/Monterey                       386421        9/15/03        5.090%                2,728
                                                       8/1/33

Euclid                                  386446        9/15/03        5.310%                2,380
                                                       8/1/33

Edgewood                                386458        9/15/03        5.370%                2,365
                                                       9/1/33

                                                                                  ---------------------

Total                                                                                 $  153,283
                                                                                  =====================


                                                                                 Interest Income
                                                                               Earned Applicable
                                         Unrealized                               to the Nine
                                       Gain (Loss) at         Balance at          Months Ended
Name                                 September 30, 2003   September 30, 2003   September 30, 2003
----------                           ------------------   ------------------   ------------------


30 West                                          (85)              1,285                   22


Jackson Park                                    (118)              2,668                   48


Courtwood                                       (205)              1,566                   22


Sultana                                         (455)              3,663                   48


Buena                                           (396)              2,668                   36


Allegro                                         (144)              2,438                   35


Village West                                     (81)                708                   10


Westwood/Monterey                                (22)              2,706                    7


Euclid                                           (20)              2,360                    6


Edgewood                                         (30)              2,335                    6


                                     ------------------------------------------------------------

Total                                   $     12,816          $  166,099           $    6,216
                                     ============================================================




     (1) These GNMA and FNMA DUS certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facility.
     (2) This GNMA certificate was repaid in April 2003 at par.
     (3) The Company effectively owns 100% of the beneficial interest of Autumn Creek due to the fact that the Company owns this GNMA certificate as well as the mezzanine loan (see Note 2). The principal and interest on this GNMA is 100% recoverable through insurance from HUD and GNMA.
     (4) This GNMA certificate was repaid in March 2003 at par. As a result of the repayment, the Company realized a loss of approximately $391,000 due to the unamortized balance of the premium that was recorded when the GNMA certificate had been purchased.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in debt securities at September 30, 2003 and December 31, 2002 were as follows:

                                                   (Dollars in thousands)


                                            September 30,      December 31,
                                                2003               2002
                                            -------------      ------------
Amortized cost                                $153,283           $105,331
Net unrealized gain                             12,816              8,703
                                              --------           --------
Fair Value                                    $166,099           $114,034
                                              ========           ========

As of September 30, 2003, there were gross unrealized gains and losses of $15,177,148 and $2,361,306, respectively. As of December 31, 2002, there were gross unrealized gains and losses of $8,730,076 and $27,147, respectively.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 4 - Notes Receivable

The Company's notes receivable are collateralized by equity interests in the owner of the underlying property and consist of the following as of September 30, 2003:

                             (Dollars in thousands)

                                                                                        Remaining
                                               Outstanding                              Committed
                                                Principal      Unamortized    Carrying  Balance to     Interest
Property                 Location                Balance     Costs and Fees    Amount    Fund (1)        Rate             Maturity
------------------------------------------------------------------------------------------------------------------------------------
Parwood (2)              Long Beach, CA         $  2,683       $    7         $ 2,676   $   567          11.00%         January 2004

Concord at Gulfgate (3)  Houston, TX               3,500           21           3,479        --          12.00%             May 2004

Noble Towers (2)(4)      Oakland, CA               3,581           35           3,546     3,719           9.75%            July 2005

Clarks Crossing (2)      Laredo, TX                1,150           --           1,150        --          12.00%        December 2003

Desert View (2)          Coolidge, AZ                 20           --              20        --          11.00%             May 2004

Valley View (2)          North Little Rock, AR       400           --             400        --          12.00%        December 2003

Del Mar Villas (5)       Dallas, TX                5,554           17           5,537        --     LIBOR + 4.625%(7)     April 2004

Mountain Valley (5)      Dallas, TX                6,023           40           5,983       284(6)  LIBOR + 4.750%(7)  November 2004

Baywoods (5)             Antioch, CA              10,990           49          10,941        --     LIBOR + 4.000%(7)     March 2005

Oaks of Baytown (5)      Baytown, TX               2,216           18           2,198     1,610     LIBOR + 4.500%(7)    August 2005

Quay Point (5)           Houston, TX               1,223            6           1,217        --     LIBOR + 3.600%(7)    August 2005
                                                --------------------------------------------------

    Total                                       $ 37,340       $  193         $37,147   $ 6,180
                                                ==================================================

(1)  Funded on an as needed basis.
(2) These loans are to limited partnerships who are affiliated with the Advisor (see Note 8).
(3)  This note is in default  (see  below).
(4) Affiliate of the Advisor has provided a full guarantee on the payment of principal and interest due on this note.
(5) Pledged as collateral in connection with warehouse facility with Fleet National Bank (see Note 7).
(6)  To be funded for rehabilitation.
(7)  LIBOR at September 30, 2003 was 1.12%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


The property underlying the note receivable secured by the Concord at Gulfgate partnership interests missed required debt service payments beginning with the May 2003 payment, causing the note to be in default. The Company has stopped accruing income on the note receivable and is taking the steps necessary to protect its investment. The Company obtained an independent appraisal which indicates that the value of the property exceeds the value of the first mortgage outstanding on the property not owned by the Company, and the Company's note receivable outstanding. The appraisal assumed that the property will be sold to a qualifying 501(c)(3) entity which would qualify for full real estate tax abatement in Texas, which is consistent with the original underwriting completed by the Company at the time the loan was originated. The appraisal also assessed the value of the property if the real estate tax abatement is not received. If this occurs, the value of the property could be substantially less than the Company's current assessment. The Company believes that it is probable that the property will qualify for the tax abatement and, accordingly, has not recorded an allowance for losses on the impaired loan.

NOTE 5 - Real Estate Owned

On March 7, 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto, a 132-unit multifamily property located in La Porte, Texas. The Company had provided a $1.2 million mezzanine loan to the owner of the Plaza at San Jacinto on May 24, 2001; this loan was in default. The Company paid an additional approximate amount of $6.7 million to purchase the first mortgage loan on the property. On May 6, 2003, the Company acquired the real estate at a foreclosure auction, which has enabled the Company to secure and protect the real estate and cash collateral. Based on a recent independent appraisal, the Company believes that the value of the collateral, less estimated disposal costs, exceeds the amount paid for the first mortgage loan and the carrying amount of the mezzanine loan. However, there can be no assurance that the Company will be able to sell this property for an amount greater than or equal to its appraised value. The Company has reclassified its investment in the Plaza at San Jacinto mezzanine loan, as well as the balance of the first mortgage, purchased during the first quarter, to real estate owned on the consolidated balance sheet and ceased accrual of interest. Income from operations of the property, in the approximate amount of $127,000, is recorded as other income on the consolidated statement of income. The property is held for sale and is not being depreciated. The Company also incurred approximately $87,000 of costs to effect this troubled debt restructuring for the nine months ended September 30, 2003, which are included in amortization and other expenses. During October 2003, the Company has been actively negotiating the sale of this property with a potential buyer. No contract has been entered into to date and no assurance can be given by the Company that a contract will be entered into with this particular buyer.

The property underlying the note receivable secured by the Concord at Little York partnership interests missed required debt service payments beginning with the May 2003 payment, causing the note to be in default. The Company stopped accruing interest on the note receivable. During July 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Concord at Little York property. The Company had provided a $3.5 million mezzanine loan to the owner of the property in February 2002. The Company paid an additional approximate amount of $11.7 million to purchase the first mortgage loan on the property. On August 4, 2003, the Company acquired the real estate of the property at a foreclosure auction, which has enabled the Company to secure and protect the real estate and cash collateral. Based on a recent independent appraisal, the Company believes that the value of the collateral less estimated disposal costs, exceeds the amount paid for the first mortgage loan and the carrying amount of the mezzanine loan. The appraisal assumed that the property will be sold to a qualifying 501(c)(3) entity which would qualify for a full real estate abatement in Texas, which is consistent with the original underwriting completed by the Company at the time the loan was originated. Subsequent to September 30, 2003, the Company sold the property to a qualified 501(c)(3) entity (see Note 13) and accordingly, has not recorded an allowance for losses on the impaired loan. The Company has

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


reclassified its investment in Concord at Little York loan, as well as the balance of the first mortgage acquired, to real estate owned on the consolidated balance sheet. Losses from operations of the property in the approximate amount of $12,600 are recorded in other income on the consolidated statement of income.

The property underlying the note receivable secured by the Concord at Gessner partnership interests missed required debt service payments beginning with the May 2003 payment, causing the note to be in default. The Company stopped accruing interest on the note receivable. During July 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Concord at Gessner property. The Company had provided a $1.5 million mezzanine loan to the owner of the property in March 2003. The Company paid an additional approximate amount of $14.2 million to purchase the first mortgage loan on the property. On August 4, 2003, the Company acquired the real estate of the property at a foreclosure auction, which has enabled the Company to secure and protect the real estate and cash collateral. Based on a recent independent appraisal, the Company believes that the value of the collateral less estimated disposal costs, exceeds the amount paid for the first mortgage loan and the carrying amount of the mezzanine loan. The appraisal assumed that the property, upon completion of construction, will be sold to a qualifying 501(c)(3) entity which would qualify for a full real estate abatement in Texas, which is consistent with the original underwriting completed by the Company at the time the loan was originated. Subsequent to September 30, 2003, the Company sold the property to a qualified 501(c)(3) entity (see Note 13) and accordingly, has not recorded an allowance for losses on the impaired loan. The Company has reclassified its investment in Concord at Gessner mezzanine loan, as well as the balance of the first mortgage acquired, to real estate owned on the consolidated balance sheet. Losses from operations of the property in the approximate amount of $2,000 are recorded in other income on the consolidated statement of income. The Company is funding additional costs to complete the construction of the property. These costs, estimated to be approximately $1.6 million, of which $415,000 has been funded through September 30, 2003, are being capitalized to real estate owned.

NOTE 6 - Repurchase Facility

The Company has a repurchase facility with Nomura Securities International Inc. (the "Nomura Securities Repurchase Facility"), which enables the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS Certificates owned by the Company. Interest on borrowings are at 30-day LIBOR plus 0.02%. As of September 30, 2003 and December 31, 2002, the amounts outstanding under this facility were $140.7 and $87.9 million, respectively, and weighted average interest rates were 1.64% and 1.47%, respectively. Deferred costs relating to the Nomura Securities Repurchase Facility have been fully amortized. All amounts outstanding at September 30, 2003, had 30-day settlement terms.

NOTE 7- Warehouse Facility

In October 2002, the Company entered into a mortgage warehouse line of credit with Fleet National Bank (the "Fleet Warehouse Facility") in the amount of up to $40 million. Under the terms of the Fleet Warehouse Facility, Fleet will advance up to 83% of the total loan package, to be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties. This facility, which matures April 2006, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, at the discretion of the Company, payable monthly on the total amounts advanced. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. As of September 30, 2003 and December 31, 2002, the Company had approximately $20.5 and $8.8 million, respectively, in borrowings outstanding under this program.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 8 - Related Party Transactions

The costs incurred to related parties for the three and nine months ended September 30, 2003 and 2002 were as follows, all of which are paid or payable to the Advisor:

                                    Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                  ----------------------   ---------------------
                                    2003         2002        2003        2002
                                  ----------------------   ---------------------
Expense reimbursement             $     275    $     110   $     598   $     428
Asset management fees                   266          208         769         618
Incentive fee*                          (73)          --          --          --
                                  ---------    ---------   ---------   ---------

                                  $     468    $     318   $   1,367   $   1,046
                                  =========    =========   =========   =========

* During September 2003, the Company and its Advisor have agreed to amend its management agreement regarding the payment of an incentive management fee to the Advisor. Under the terms of the amended agreement, there is no change to the calculation of the incentive management fee. However, the incentive management fee is only earned by the Advisor if the Company attains $1.60 in GAAP earnings per share for the calendar year. Based on the amendment to the agreement and the Company's current projection for 2003 earnings per share, the Company believes it will not incur an incentive management fee in 2003. The Company had accrued an incentive management fee of $73,000 during the first and second quarters of 2003, which is being reversed in the third quarter.

Some of the Company's notes receivable (see Note 4), the guarantee on Creekside Apartments and standby bridge loan commitments described in Note 11 are to limited partnerships in which the general partner is an unaffiliated third party and the limited partner is itself a limited partnership in which an affiliate of Related is the general partner.

The Noble Towers notes receivable is guaranteed by an affiliate of the Advisor (see Note 4).

In December 2002, Charter Municipal Mortgage Acceptance Company ("CharterMac"), an affiliate of the Advisor, announced a proposed acquisition of Related, which would include the Advisor. The Company believes that this acquisition will not affect the Company's day-to-day operations. If the proposed transaction is consummated, ownership of the Advisor will be transferred to CharterMac, but management of the Advisor will remain unchanged as the principals of Related who currently manage the Advisor will become executive officers of CharterMac and will remain executive officers of the Advisor. Due to the provision in the Company's trust agreement which requires the Company to have a majority of "independent" trustees, it is expected that two of the Company's independent trustees who serve on the boards of both CharterMac and the Company will no longer qualify as "independent" trustees if they remain on the board of CharterMac following consummation of the proposed transaction. In such event, it is expected that such trustees will be required to be replaced, within 60 days following consummation of the proposed transaction, with two new independent trustees. CharterMac has filed a definitive proxy with the SEC and is holding a shareholders meeting on November 17, 2003 to vote on the proposed acquisition.

NOTE 9 - Capital Stock and Share Option Plan

On April 23, 2003, the Company completed a public offering of 1,955,000 common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters' discount and expenses, of approximately $27.5 million. In connection with this offering and pursuant to the Trust Agreement, the Company issued 19,550 shares to the Advisor.

The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly,

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated using the Black-Scholes option-pricing model.

In April 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related at an exercise price of $15.03, which was the market price of the Company's common shares at the grant date. These options vest equally, in thirds, in April 2004, 2005 and 2006 and expire in 10 years. These options were dilutive for the three and nine months ended September 30, 2003, and were taken into account in the calculation of diluted earnings per share. At September 30, 2003, these options had a fair value of $66,500 based on the Black-Scholes pricing model, using the following assumptions: dividend yield of 9.67%, estimated volatility of 16%, risk free interest rate of 3.76% and expected lives of 9.50 years. The Company recorded compensation cost of $19,150, reflected in general and administrative expenses for the nine months ended September 30, 2003, relating to these options.

In August 2003, the Company's Board of Trustees approved a share repurchase plan for the Company. The plan enables the Company to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. No repurchases have been made at September 30, 2003.

NOTE 10 - Earnings Per Share

Basic net income per share in the amount of $.33 and $.41 and $1.12 and $1.22 for the three and nine months ended September 30, 2003 and 2002, respectively, equals net income for the periods ($2,776,231 and $2,587,524 and $8,541,505 and $7,184,958, respectively), divided by the basic weighted average number of shares outstanding, which were 8,338,180 and 6,363,630 and 7,622,590 and 5,901,176, respectively.

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

Diluted net income per share in the amount of $.33 and $.41 and $1.12 and $1.22 for the three and nine months ended September 30, 2003 and 2002, respectively, equals net income for the periods ($2,776,231 and $2,587,524 and $8,541,505 and $7,184,958, respectively) divided by the diluted weighted average number of shares outstanding, which were 8,346,866 and 6,363,630 and 7,633,997 and 5,901,176, respectively.

NOTE 11 - Commitments and Contingencies

The Company completed a loan program with Fannie Mae, which agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans ("DUS") for apartment properties that qualify for low income housing tax credits ("LIHTC") under Section 42 of the Internal Revenue Code. Under this loan program, the Company would originate and contract for individual loans of up to $6 million each. The Company would guarantee a first loss position of the aggregate principal amount of these loans and also guarantee construction loans for which it had issued a forward commitment to originate under this program.

Subsequent to creating this program, the level of loan origination competition increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. Accordingly, the Company wrote off approximately $358,000 of

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


unamortized deferred costs relating to this program, which is included in Fannie Mae loan program expenses on the consolidated statement of income.

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to the two loans it originated under this program to PWF. In turn, the Company indemnified PWF against any losses to Fannie Mae on the loans. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. This agreement closed in October 2003.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Standby and Forward Loan and GNMA Commitments
---------------------------------------------

The Company has issued the  following  standby and forward  bridge and permanent
loan  commitments  for  the  purpose  of   constructing/rehabilitating   certain
multifamily apartment complexes in various locations.

                             (Dollars in thousands)

Standby and
Forward Bridge loan Commitments
---------------------------------------

                                                                                     Maximum Amount of Commitments
                                                                         ---------------------------------------------------

Issue Date   Project             Location           No. of Apt. Units    Less than 1 Year       1 - 3 Years
----------------------------------------------------------------------------------------------------------------------------
  Jan-02     Parwood             Long Beach, CA              528            $   567 (1)         $    --
  Nov-02     Mountain Valley     Dallas, TX                  312                284 (2)              --
  Feb-03     Noble Towers        Oakland, CA                 195                 --                3,719 (3)
                                                    ------------------------------------------------------------------------

Total Standby and Forward Bridge Loan Commitments          1,035            $   851             $  3,719
                                                    ========================================================================

 Standby and Forward Permanent Loan Com-
 mitments
 ----------------------------------------

                                                                                     Maximum Amount of Commitments
                                                                         ---------------------------------------------------
Issue Date   Project             Location           No. of Apt. Units    Less than 1 Year       1 - 3 Years
----------------------------------------------------------------------------------------------------------------------------
  May-02     Highland Park       Topeka, KS               200            $ 4,250 (4)(5)(6)         --
                                                    ------------------------------------------------------------------------

Total Standby and Forward Permanent Loan Commitments      200            $ 4,250                   --
                                                    ========================================================================

 Standby and Forward Mezzanine Loan Com-
 mitments
 ----------------------------------------

                                                                                     Maximum Amount of Commitments
                                                                         ---------------------------------------------------

Issue Date   Project               Location         No. of Apt. Units    Less than 1 Year       1 - 3 Years
----------------------------------------------------------------------------------------------------------------------------
  April-03   Villas at Highpoint   Lewisville, TX          304           $   117 (2)            $  --
  April-03   Villas at Highpoint   Lewisville, TX           --                --                  693 (7)
                                                    ------------------------------------------------------------------------

Total Standby and Forward Mezzanine Loan Commitments       304           $   117                $ 693
                                                    ========================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


 Forward GNMA Commitments
 --------------------------------

                                                                                         Maximum Amount of Commitments
                                                                         -----------------------------------------------------------
Date Purchased   Project             Location                                     Less than 1 Year                   1 - 3 Years
------------------------------------------------------------------------------------------------------------------------------------
   Mar-02        Cantera Crossing    Dallas, TX                                     $   173 (2)                      $     --
   Mar-02        Fillmore Park       New Orleans, LA                                      6 (2)                            --
   May-02        Ellington Plaza     Washington, DC                                  15,380 (2)                            --
                                                                         -----------------------------------------------------------

Total Forward GNMA Commitments                                                      $15,559                                --
                                                                         -----------------------------------------------------------

Total Standby and Forward Loan and GNMA Commitments                                 $20,777                          $  4,412
                                                                         ===========================================================

(1) Funding has already begun. Remaining amount of commitment is not expected to be funded.
(2) Funding has already begun. Amount represents remaining commitment expected to be funded.
(3) Fundings will be on an as needed basis to complete rehabilitation of the property.
(4)  Funding  not  anticipated  to  occur.
(5) The Company received a loan commitment fee of 2.0% for issuing the commitment.
(6)  The Company will receive a 1% loan origination fee if funding occurs.
(7)  Funding expected to occur after construction completion.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


Construction Loan Guarantees
----------------------------

During 2002, the Company guaranteed the following loans in relation to the construction of affordable multifamily apartment complexes in various locations. The construction loan guarantees will provide credit support for the properties after construction completion, up until the date in which permanent financing takes place.

During October 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") to provide stabilization guarantees for new construction of multifamily properties under the LIHTC program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. The Company is guarantying that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough net operating income for Fannie Mae to fully fund its commitment for a permanent loan, AMAC may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae permanent loan amount.

                             (Dollars in thousands)

                                                                                           Maximum Amount of
                                                                                               Guarantee

                                                                                                     Loan Administra-   Construction
                                                                             Less than 1                tion fee(1)       Guarantee
Date Closed  PROJECT                     Location              No. of Units     Year      1-3 Years (annual percentage)     Fee (2)
------------------------------------------------------------------------------------------------------------------------------------
Jul-02       Clark's Crossing            Laredo, TX                160        $ 4,790     $     --         0.500%          0.625%
Sept-02      Creekside Apts.             Colorado Springs, CO      144          7,500           --         0.375%             --
Oct-02       Village at Meadowbend (3)   Temple, TX                138             --        3,675         0.500%          0.750%
Nov-02       Mapleview Apartments (3)    Saginaw, MI               104             --        3,240         0.625%          0.247%
                                                               ---------------------------------------------------------------------

Total Construction Loan Guarantees                                 546        $12,290     $  6,915
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

For each of these guarantees, and for the guarantees issued under the Fannie Mae program discussed in the first paragraph of this Note 11, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


NOTE 12 - Financial Risk Management and Derivatives

On March 25, 2003, the Company entered into a five-year interest rate swap in order to reduce the Company's exposure to any possible increases in the floating interest rate on its Nomura Securities Repurchase Facility (Note 6). Under the interest rate swap agreement, the Company is required to pay Fleet National Bank (the "Counterparty") a fixed rate of 3.48% on a notional amount of $30 million. In return, the Counterparty will pay the Company a floating rate equivalent to 30-day LIBOR. The average 30-day LIBOR rate for the three and nine months ended September 30, 2003, was 1.11% and 1.23%, respectively.

A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company accounts for this swap under Statement of Financial Accounting Standards No. 133, as amended and interpreted. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. At inception, the Company designated the interest rate swap as a cash flow hedge on the variable interest payments on its floating rate financing. Accordingly, the interest rate swap is recorded at its fair market value each accounting period, with changes in the market value being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. The Company assesses, both at the inception of the hedge and on an ongoing basis, whether the swap agreement is highly effective in
offsetting   changes   in  the  cash  flows  of  the   hedged   financing.   Any
ineffectiveness in the hedging relationship would be recorded in earnings. The Company's assessment is that this swap has been and will continue to be highly effective.

At September 30, 2003, this interest rate swap was recorded as a liability with a fair market value of approximately $697,884 included in interest rate derivatives on the consolidated balance sheet.

NOTE 13 - Subsequent Events

During October 2003, the Company dissolved AMAC/FM Corporation due to the assignment of all rights and obligations under the Fannie Mae loan program to PW Funding (see Note 11). The dissolution of this subsidiary did not impact the Company's consolidated financial statements.

On October 10, 2003, the Company purchased nine taxable revenue bonds at a discount (99% of par) from CharterMac in the amount of $7.6 million. The nine taxable revenue bonds, each of which is secured by a first mortgage position, held by CharterMac, on a multifamily property, carry a weighted average interest rate of 8.69%. The price paid was determined by an independent third party valuation of the taxable revenue bonds. This transaction was approved by the Company's Board of Trustees.

On October 15, 2003, the Company's Board of Trustees approved and the Company funded a bridge loan of approximately $1.3 million to Related Capital Guaranteed Corporate Partners II, L.P., an affiliate of the Advisor. The Company received a fee of $10,000, which is equivalent to a yield of approximately 18%. The loan was repaid on October 31, 2003.

During October 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Autumn Creek property, subject to the first mortgage loan, which is not owned by the Company.

On October 27, 2003, the Company sold the Concord at Gessner and Concord at Little York properties to a qualified 501(c)(3) entity, which qualifies for a real estate tax abatement. In order to expedite the closings and ensure the

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)


501(c)(3) entity would receive the real estate tax abatement prior to January 1, 2004, the Company is providing 100% financing to the 501(c)(3) entity via bridge loans on each property, which mature in April 2005, to the 501(c)(3) entity. The 501(c)(3) entity will pay the Company 100% of each properties' cash flow until the properties are fully leased, stabilized, and permanent financing is in place. There will be no accrued interest. If there is a gap between the permanent mortgage amount and the bridge loan, The Company will provide mezzanine financing at an interest rate at the greater of 8% or an amount to equal to 75% of cash flows, net of first mortgage debt service payments. Shortfalls below the 8% expected interest rate will be accrued and payable to the Company. Any payments in excess of the 8% expected interest rate will reduce any accrued interest balances, or, if none exist, principal on the mezzanine loan.

During November 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral supporting the Concord at Gulfgate loan, subject to a defaulted first mortgage loan, which is not owned by the Company. The Company is in active negotiations with first mortgagee to work out the default issues. During the foreclosure process, the Company has been named in a lawsuit filed by the limited partners of the partnership that owned the property. The Company is currently attempting to resolve this issue. The Company is currently unable to determine the possible outcome of the litigation.

On November 3, 2003, the Company partially funded a $1.5 million bridge loan to GKV Preservation Partnership, L.P., an affiliate of the Advisor. The Company's initial funding was approximately $369,000. The loan, which matures in May 2004, bears interest at a rate of 11.5%. The Company received a bridge loan origination fee of $37,500.

During November 2003, a distribution of $3,335,272, ($0.40 per share) which was declared in September 2003, will be paid to shareholders for the quarter ended September 30, 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations
---------------------

Interest income from debt securities increased approximately $816,000 and $2,214,000 for the three and nine months ended September 30, 2003 as compared to 2002 primarily due to the purchase of an additional three GNMA certificates in the latter part of 2002 and the purchase of fifteen FNMA DUS certificates during 2003 at an average interest rate yield of 5.49%.

Interest income from mortgage loans decreased approximately $118,000 for the three months ended September 30, 2003 as compared to 2002 primarily due to the repayment of the Stonybrook II first mortgage and mezzanine loans in January 2003 and the default of required debt service payments from The Reserve at Autumn Creek. Interest income from mortgage loans increased approximately $635,000 for the nine months ended September 30, 2003 as compared to 2002 primarily due to the additional interest and prepayment penalties received, as well as the recognition of deferred loan origination fees, from the repayment of the Stonybrook II first mortgage and mezzanine loans.

Interest income from notes receivable increased approximately $173,000 and $855,000 for the three and nine months ended September 30, 2003 as compared to 2002 due to the initial funding of six notes receivable during 2003, partially offset by the default of required debt service payments from the Concord at Gessner, Concord at Little York, and Concord at Gulfgate notes.

Interest expense increased approximately $403,000 and $873,000 for the three and nine months ended September 30, 2003 as compared to 2002 due to the increased borrowings on the new warehouse facility and additional borrowings under the repurchase facility, as well as the addition of an interest rate swap agreement, put into place in March 2003 to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings.

Fees to Advisor increased approximately $150,000 and $321,000 for the three and nine months ended September 30, 2003 as compared to 2002 primarily due to an increase in asset management fees payable to the Advisor due to an increase in the assets and an increase in the overhead reimbursement paid by the Company to the Advisor.

Amortization and other expenses increased approximately $121,000 and $321,000 for the three and nine months ended September 30, 2003 as compared to 2002 due to costs incurred in the Plaza at San Jacinto debt restructuring, costs incurred to protect The Reserve at Autumn Creek investment, and the amortization of deferred costs on the Fleet Warehouse Facility.

During the nine months ended September 30, 2002, the Company recognized approximately $358,000 in FNMA loan program expenses associated with the write-off of the unamortized deferred costs related to the Fannie Mae loan program.

A loss on the repayment of debt securities in the amount of approximately $391,000 was recorded for the nine months ended September 30, 2003, relating to the write-off of a purchase premium due to the repayment of one GNMA certificate. During 2002, the Company had a gain of approximately $614,000, resulting from the sale of one GNMA certificate.

Liquidity and Capital Resources
-------------------------------

As of September 30, 2003, the Company's mortgage investments consisted of three mortgage loans and eight mezzanine loans originated by or on behalf of the Company, twenty-five GNMA and FNMA DUS mortgage-backed securities and pass-through certificates, eleven bridge loans and a preferred equity investment in ARCap Investors, L.L.C. ("ARCap").

During 2003, the Company has had five notes receivable on which required debt service payments were not received, causing the notes to be in monetary default. In four of these instances, the Company has foreclosed on the property securing the note receivable and taken possession of the property and in one instance the Company is monitoring the situation and evaluating its alternatives for protecting its investment. The Company goes through an extensive underwriting process prior to making its investments, and the Company believes that these recent events of monetary default are part of the risks and nature of making certain types of mezzanine investments. While the Company is working to preserve its invested capital, the defaults have had a negative impact on the Company's cash flows in the short-term, as required interest payments on the notes have not been received, and the liquidity of the Company's investments have been reduced. In addition, the Company is committed to fund approximately $1.6 million to complete construction on one of the properties. Through recent independent appraisals on each of the properties, the Company believes that it will be able to liquidate each of the properties at amounts greater than that of their carrying amounts less estimated costs of disposal. Subsequent to September 30, 2003, the Company has disposed of two of these properties (see Note 13). The Company is actively marketing the other properties on which it has foreclosed and expects the sales to occur in the near term, although there can be no assurance that such sales will occur or that the Company will be able to realize the appraised value upon sale.

During the nine months ended September 30, 2003, cash and cash equivalents decreased approximately $610,000 primarily due to funding of notes receivable of approximately $20,230,000, fundings of mortgage loans of approximately $3,774,000, investments in debt securities of approximately $56,873,000, purchases of first mortgage loans of approximately $33,517,000, and repayments of repurchase facility payable of approximately $44,433,000, partially offset by principal payments of mortgage loans of approximately $9,463,000, proceeds from warehouse facility payable of approximately $11,741,000, proceeds from the issuance of common shares of approximately $27,456,000, proceeds from the repurchase facility payable of approximately $97,260,000, principal repayments of debt securities of approximately $8,396,000 and a repayment of a note receivable of approximately $4,057,000.

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

On April 23, 2003, the Company completed a public offering of 1,955,000 common shares, at a price of $15.00 per share, resulting in proceeds, net of underwriters discount and expenses, of approximately $27.5 million. The net proceeds from the public offering have been used to fund investment activity.

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

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. This facility enables the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS certificates owned by the Company, which are pledged as collateral for the borrowings. Interest on borrowings on GNMA and FNMA DUS certificates are at 30-day LIBOR plus 0.02%. As of September 30, 2003 and December 31, 2002, the amount outstanding under this facility was approximately $140.7 and $87.9 million, respectively, and weighted average interest rates were 1.64% and 1.47%, respectively. All borrowings under this facility typically have 30-day settlement terms. However, the Company has the option to shorten or extend the length of the settlement terms at its discretion. The Company has not experienced any problems when renewing its borrowing and management believes it will be able to continue to renew its borrowings when due. If the Company were unable to renew such borrowings with Nomura, it would have to either find replacement financing or sell assets at prices which may be below market value.

In October 2002, the Company entered into the Fleet Warehouse Facility with Fleet National Bank in the amount of $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties located in stable sub-markets. The warehouse facility, which matures April 2006, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, at the discretion of the Company, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying property or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. As of September 30, 2003 and December 31, 2002, the Company had approximately $20.5 million and $8.8 million, respectively, in loans outstanding under this program.

In order to qualify as a REIT under the Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments, as well as cash generated from additional borrowings from the Nomura Securities
Repurchase Facility and Fleet Warehouse Facility, will meet its needs for short-term liquidity, and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

Under the Company's now discontinued loan program with Fannie Mae, Fannie Mae agreed to fully fund the origination of $250 million of DUS loans for apartment properties that qualify for LIHTCs under Section 42 of the Internal Revenue Code. Under this loan program, the Company would originate and contract for individual loans of up to $6 million each. The Company would guarantee a first loss position of the aggregate principal amount of these loans and also guarantee construction loans for which it had issued a forward commitment to originate under this program.

Subsequent to creating this program, the level of loan origination competition increased, reducing the program's projected financing value and profitability. As a result, the Company decided in the first quarter of 2002 to discontinue this program. Accordingly, the Company wrote off approximately $358,000 of unamortized deferred costs relating to this program, which is included in Fannie Mae loan program expenses on the consolidated statement of income.

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to the two loans it originated under this program to PWF. In turn, the Company indemnified PWF against any losses to Fannie Mae on the loans. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. This agreement was closed in October 2003.

During February 2003, the Company received approximately $10 million in proceeds relating to the repayment of the Stony Brook II first mortgage and mezzanine loans, of which, $8.3 million was being held as collateral for the Company's contingent liabilities under guarantees issued in the Fannie Mae DUS program. During September 2003, the $8.3 million was released back to the Company upon the assignment of all rights and obligations under this program to PW Funding.

In November 2003, a distribution of $3,335,272 ($.40 per share), which was declared in September 2003, will be paid to the shareholders for the quarter ended September 30, 2003.

For a summary of the Company's commitments and contingencies at September 30, 2003, see Note 11 to the consolidated financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of $9,215,996 and $7,079,540 for the nine months ended September 30, 2003 and 2002, respectively, $674,491 ($.09 per share or 7.32 %) represented a return of capital determined in accordance with generally accepted accounting principles for the nine months ended September 30, 2003. There was no return of capital for the nine months ended September 30, 2002. As of September 30, 2003, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $15,145,386. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2002. These critical accounting policies have not changed during 2003, but the Company has entered into several transactions which involve new critical accounting policies as described in the following three paragraphs.

During 2003, the Company entered into a five-year interest rate swap, which is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Standards No. 133". At the inception, the Company designated this interest rate swap as a cash flow hedge on the variable interest payments in its floating rate financing. Accordingly, the interest rate swap is recorded at fair market value each accounting period, with changes in market value being recorded in other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been highly effective, so there has been no ineffectiveness included in earnings. Net amounts receivable or payable under the swap agreements are recorded as adjustments to interest expense. The determination of fair value of the swap is based on third party valuation.

During 2003, the Company exercised its rights under subordinated promissory notes and other documents to take possession of certain real estate collateral. The Company has also purchased the first mortgage loans on the properties and acquired the real estate at foreclosure auctions. When a loan is in the process of foreclosure, it is the Company's policy to reclassify the balance of the loan into real estate owned at the lower of fair value of the real estate, less estimated disposal costs or the carrying amount of the loan, and to cease accrual of interest. When the foreclosure process is complete and the property is owned by the Company, income or loss from operations of the property is picked up on the Company's income statement and any payments made to the Company reduces the Company's investment in the property. The determination of fair value of the real estate is based on independent appraisals.

During 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options. The Company applies the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" for its share options issued to non-employees. Accordingly, compensation cost is accrued based on the estimated fair value of the options issued, and amortized over the vesting period. Because vesting of the options is contingent upon the recipient continuing to provide services to the Company until the vesting date, the Company estimates the fair value of the non-employee options at each period-end up to the vesting date, and adjusts expensed amounts accordingly. The fair value of each option grant is estimated by management using the Black-Scholes option-pricing model.

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

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets, consisting primarily of mortgage loans, GNMA and FNMA DUS certificates, and notes receivable, generate fixed returns and will have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset  relatively  rapidly,  such as  monthly or  quarterly.  In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's debt bears interest at rates that fluctuate with LIBOR. Based on the $131.2 million unhedged portion of $161.2 million of borrowings outstanding under these facilities at September 30, 2003, a 1% change in LIBOR would reduce the Company's annual net income and cash flows by approximately $1.3 million. However, due to the fact that interest income from loans made under the Fleet Warehouse Facility are also based on LIBOR, a 1% increase in LIBOR would increase the Company's annual net income and cash flows from such loans by approximately $205,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

Item 4.  Controls and Procedures

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

          Upon taking possession of the real estate collateral supporting the Concord at Gulfgate loan, the Company has been named in a lawsuit filed by the limited partners of partnership that owned the property. The Company is currently attempting to resolve this issue. The Company is currently unable to determine the possible outcome of the litigation.


Item 2.   Changes in Securities - None.

Item 3.   Defaults Upon Senior Securities and Use of Proceeds - None

Item 4.   Submission of Matters to a Vote of Security Holders - None

Item 5.   Other Information - None

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          31.1 Chief Executive Officer certification pursuant to Rule 13a-15 or 15d-15

          31.2 Chief Financial Officer certification pursuant to Rule 13a-15 or 15d-15

          32.1 Chief  Executive  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Chief  Financial  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K

          The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended September 30, 2003:

          Current report on Form 8-K, filed on August 7, 2003, relating to the press release regarding the Company's announcement of its financial results for its second quarter ended June 30, 2003.

          Current report on Form 8-K, filed on August 19, 2003, relating to the Company making available unaudited supplemental data regarding its operations for the quarter ended June 30, 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: November 13, 2003              By:  /s/ Stuart J. Boesky
                                          --------------------
                                          Stuart J. Boesky
                                          Trustee, Chairman of the Board,
                                          President and Chief Executive Officer


Date: November 13, 2003              By:  /s/ Stuart A. Rothstein
                                          -----------------------
                                          Stuart A. Rothstein
                                          Chief Financial Officer

                                                                    Exhibit 31.1


                         CERTIFICATION PURSUANT TO RULE
                                13A-15 OR 15D-15


I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of American Mortgage Acceptance Company;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

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


Date:  November 13, 2003                             By: /s/ Stuart J. Boesky
                                                         --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                         CERTIFICATION PURSUANT TO RULE
                                13A-15 OR 15D-15


I, Stuart A. Rothstein, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2003 of American Mortgage Acceptance Company;

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 (e) and 15d-15(e)) for the registrant and we have:

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


Date:  November 13, 2003                             By: /s/ Stuart A. Rothstein
                                                         -----------------------
                                                         Stuart A. Rothstein
                                                         Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     November 13, 2003

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart A. Rothstein, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     November 13, 2003