Form 10-K
period 2003-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2004-03-15
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 2003

                            OR

        TRANSITION   REPORT  PURSUANT  TO  SECTION 13 OR 15(d) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (Formerly American Mortgage Investors Trust)
                  --------------------------------------------
             (Exact name of registrant as specified in its charter)

        Massachusetts                                            13-6972380
-------------------------------                              -------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

625 Madison Avenue, New York, New York                                10022
----------------------------------------                        ----------------
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

       Indicate by check mark  whether the  registrant  is
an  accelerated  filer (as  defined in  Exchange  Act Rule
12b-2).  Yes    X    No
              -----     -----

       The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2003 was $142,280,303, based on a price of $17.36 per share, the closing sales price for the Registrant's shares of beneficial interest or the American Stock Exchange on that date.

       As of March 15, 2004 there were 8,338,180 outstanding shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2004, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 60
Page 1 of 106

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

The Company's business plan focuses on originating and acquiring mortgages secured by multifamily properties, which may take the form of government insured first mortgages, insured mortgage pass-through certificates or insured mortgage backed securities, and uninsured mezzanine loans, construction loans, and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages. The Company also issues guarantees of construction and permanent financing and makes standby loan commitments.

The Company is governed by a board of trustees comprised of three independent trustees and two non-independent trustees who are affiliated with CharterMac, an American Stock Exchange listed company. The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of CharterMac, to manage its day-to-day affairs. The Advisor has subcontracted with Related Capital Company ("Related"), a subsidiary of CharterMac, to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations and public relations services.

Effective November 17, 2003, CharterMac, an affiliate of the Advisor, acquired Related, which included the Advisor. This acquisition did not affect the Company's day-to-day operations or the services provided to the Company by the Advisor. Ownership of the Advisor was transferred to CharterMac, but management of the Advisor remained unchanged as the principals of Related who managed the Advisor became executive officers of CharterMac and remain executive officers of the Advisor.

As a result of CharterMac's acquisition of Related, two of the Company's independent trustees, Mr. Arthur P. Fisch and Mr. Peter T. Allen, who are also on CharterMac's board of trustees, were no longer considered to be independent. Due to a provision in the Company's trust agreement which requires the Company to have a majority of "independent" trustees, Mr. Fisch and Mr. Allen resigned from the board and were replaced by Stanley R. Perla and Richard M. Rosan as independent trustees on the Company's board.

The consolidated financial statements include the accounts of the Company and three wholly-owned subsidiaries which it controls: AMAC Repo Seller, LLC, AMAC/FM Corporation ("AMAC/FM") and AMAC Credit Facility, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

Effective October 2003, the Company dissolved AMAC/FM due to the assignment of all rights and obligations under the Fannie Mae loan program to PW Funding. AMAC/FM was formed to manage this program.

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

The Company invests in the following types of assets:

GOVERNMENT INSURED AND GUARANTEED INVESTMENTS

Generally, the Company seeks to maintain a minimum of 40% of its investments in government insured or guaranteed investments, primarily through the acquisition of Government National Mortgage Association ("GNMA") and Federal National Mortgage Association ("FNMA") mortgage-backed securities and pass-through certificates. The Company believes that government agency insured lending offers safety, liquidity and moderate yields, while also providing a strong asset base for collateralized borrowing on favorable terms.

MEZZANINE LOANS

Mezzanine loans are subordinate to senior mortgages and may include a participating component, such as a right to a portion of the cash flow and proceeds generated from the refinancing and sale of the underlying properties. The Company seeks to capitalize on attractive yields available through the funding of mezzanine debt in combination with the origination of government insured, multifamily first mortgages.

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

BRIDGE LOANS

The Company has two bridge loan programs. In the first, the Company's bridge loans are typically funded in connection with the development of multifamily properties which benefit from the Low Income Housing Tax Credit program under
Section 42 of the Internal Revenue Code ("LIHTC program"). Due to the equity payment schedule typically associated with the LIHTC program, there can be periods in a construction cycle where a developer needs short-term capital. To capitalize on this demand, the Company will offer bridge loans to developers with typical terms of approximately 12 months and which are collateralized by the equity interests in the property owner. In the second program, the Company provides bridge loans for properties undergoing rehabilitation by new owners when the rehabilitation process will add significant value to the property and reduce the effective loan-to-value ratio and risk of loss. The Company's loans may finance the initial purchase and/or the subsequent rehabilitation of a property.

During October 2002, the Company entered into a mortgage warehouse line of credit with Fleet National Bank (the "Fleet Warehouse Facility"), in the amount of up to $40 million. Under the terms of the Fleet Warehouse Facility, Fleet will advance up to 83% of the total loan package, to be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties. From time to time, the Company will use this facility to finance real estate owned.

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

REAL ESTATE OWNED

From time to time, in order to protect its investments, the Company may foreclose on certain properties that have collateralized loans where the borrower has defaulted on interest and/or principal payments that were due to the Company. Once the property is in the Company's possession, the Company will take the necessary steps to improve the performance of the property and protect the value of its investment.

STANDBY LOAN COMMITMENTS

The Company issues standby bridge loan and permanent loan commitments for projects involved with the construction or rehabilitation of multifamily apartment complexes in various locations. In return, the Company receives a fee for issuing these commitments.

STABILIZATION GUARANTEES

The  Company  has  entered  into  an  agreement  with  Wachovia  Bank,  National
Association ("Wachovia"), to provide stabilization guarantees for new construction of multifamily properties under the LIHTC program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. Under this program, the Company guarantees that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough net operating income for Fannie Mae to fully fund its commitment for a permanent loan, AMAC may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae permanent loan amount.

TAXABLE REVENUE BONDS

During 2003, the Company invested in taxable revenue bonds, each of which is pari-passu with a first mortgage position held by CharterMac, the owner of each related tax-exempt revenue bond. The Company will seek to make additional investments in these types of bonds in the future.

OTHER INVESTMENTS

From time to time,  the  Company may invest in assets  outside of the  Company's
investment   strategy  if  it  believes   that  making  such  an  investment  is
advantageous in maximizing the Company's return on its asset base.

Portfolio
---------

At December 31, 2003, the Company had total assets of approximately $327.1 million. At December 31, 2003, the Company owned approximately $167.3 million in GNMA and FNMA certificates, or approximately 51.1% of the Company's assets. The Company generally seeks to maintain at least 40% of its investments in government insured or guaranteed investments.

At December 31, 2003, the Company owned approximately $11.1 million in mezzanine loans, approximately $2.8 million in mortgage loans, and approximately $35.9 million in total bridge loans (approximately $26.3 million in floating rate bridge loans and approximately $9.6 million in fixed rate bridge loans) funded in connection with the development of multifamily properties which benefit from the LIHTC program. The Company also owned approximately $77.4 million in real estate that was foreclosed upon, $7.6 million in taxable revenue bonds and owned an indirect investment in CMBS through the Company's $20.2 million preferred equity interest in ARCap.

DEBT SECURITIES - AVAILABLE FOR SALE

As of December 31, 2003, the Company's portfolio included ten GNMA and fifteen FNMA DUS certificates.

GNMA is a wholly owned United States government corporation within the Department of Housing and Urban Development ("HUD") created to support a secondary market in government-insured and guaranteed mortgage loans. GNMA guarantees the timely payment of principal and interest on its securities, which are backed by pools of FHA and other government agency insured or guaranteed mortgages. GNMA certificates are backed by the full faith and credits of the United States government. Fannie Mae is a private, shareholder-owned company that is the largest private-sector provider of multifamily financing for affordable and market-rate rental housing in America. Fannie Mae pools loans and converts them into single-class mortgage-backed securities known as Fannie Mae MBS, which is then guaranteed as to timely payment of principal and interest. GNMA and FNMA DUS certificates are widely held and traded mortgage-backed securities and therefore provide a high degree of liquidity.

The yield on the GNMA and FNMA DUS certificates will depend, in part, upon the rate and timing of principal prepayments on the underlying mortgages. Generally, as market interest rates decrease, mortgage prepayment rates increase and the market value of interest rate sensitive obligations like the GNMA FNMA DUS certificates increases. As market interest rates increase, mortgage prepayment rates tend to decrease and the market value of interest rate sensitive obligations like the GNMA and FNMA DUS certificates tend to decrease. The effect of prepayments on yield is greater the earlier a prepayment of principal is received. Certain of the Company's GNMA and FNMA DUS certificates are collateralized by mortgage loans on multifamily properties.

Investments in Debt Securities - Available for Sale
---------------------------------------------------

Information relating to debt securities owned by the Company as of December 31, 2003 is as follows:
(Dollars in thousands)

                                                     Date Purchased/                          Amortized
                                      Certificate        Final              Stated             Cost at
Name                                     Number       Payment Date       Interest Rate    December 31, 2003
----------------                      -----------    --------------      -------------    -----------------
GNMA CERTIFICATES

Western Manor (1)                       355540          7/27/94              7.125%           $   2,457
                                                        3/15/29

Copper Commons (2)                      382486          7/28/94              8.500%                  --
                                                        8/15/29

SunCoast Capital Group, Ltd. (1)        G002412         6/23/97              7.000%                 232
                                                        4/20/27

Elmhurst Village (1)                    549391          6/28/01              7.745%              21,594
                                                        1/15/42

Reserve at Autumn Creek (1)(3)          448748          6/28/01              7.745%              15,962
                                                        1/15/42

Casitas at Montecito (4)                519289          3/11/02              7.300%                  --
                                                       10/15/42

Village  at  Marshfield (1)             519281          3/11/02              7.475%              21,371
                                                        1/15/42

Cantera Crossing (1)                    532663          3/28/02              6.500%               6,419
                                                         6/1/29

Filmore Park (1)                        536740          3/28/02              6.700%               1,432
                                                       10/15/42

Northbrooke (1)                         548972          5/24/02              7.080%              14,018
                                                         8/1/43

Ellington Plaza (1)                     585494          7/26/02              6.835%              27,447
                                                         6/1/44

Burlington (1)                          595515          11/1/02              5.900%               6,814
                                                        4/15/31
FNMA DUS CERTIFICATES

Cambridge (1)                           385971          4/11/03              5.560%               3,665
                                                         3/1/33

Bayforest (1)                           381974          4/21/03              7.430%               4,305
                                                        10/1/28

Coventry Place (1)                      384920           5/9/03              6.480%                 791
                                                         3/1/32

Rancho de Cieto (1)                     385229          5/13/03              6.330%               2,608
                                                         9/1/17

Elmwood Gardens (1)                     386113          5/15/03              5.350%               5,545
                                                         5/1/33

30 West (1)                             380751          5/27/03              6.080%               1,362
                                                        10/1/16

Jackson Park (1)                        386139          5/30/03              5.150%               2,777
                                                         6/1/18


                                                                            Interest Income
                                    Unrealized                             Earned Applicable
                                  Gain (Loss)at         Balance at         to the Year Ended
Name                             December 31,2003    December 31, 2003     December 31, 2003
----------                       ----------------    -----------------     -----------------
GNMA CERTIFICATES

Western Manor (1)                   $    (22)        $    2,435                $   193


Copper Commons (2)                        --                --                      17


SunCoastCapital Group, Ltd. (1)           11               243                      25


Elmhurst Village (1)                   3,329             24,923                  1,675


Reserve at Autumn Creek (1)(3)            --             15,962                  1,238


Casitas at Montecito (4)                  --                 --                     70


Village  at  Marshfield (1)            1,082             22,453                  1,439


Cantera Crossing (1)                     747              7,166                    395


Filmore Park (1)                         152              1,584                     85


Northbrooke (1)                        1,824             15,842                    905


Ellington Plaza (1)                    2,420             29,867                  1,175


Burlington (1)                           288              7,102                    397

FNMA DUS CERTIFICATES

Cambridge (1)                            (83)             3,582                    142


Bayforest (1)                            (61)             4,244                    178


Coventry Place (1)                       (24)               767                     28


Rancho de Cieto (1)                      (78)             2,530                     79


Elmwood Gardens (1)                     (145)             5,400                    182


30 West (1)                              (89)             1,273                     37


Jackson Park (1)                         (44)             2,733                     82


                                                     Date Purchased/                          Amortized
                                      Certificate        Final              Stated             Cost at
Name                                     Number       Payment Date       Interest Rate    December 31, 2003
----------------                      -----------    ---------------     -------------    -----------------
Courtwood (1)                           386274          6/26/03              4.690%              1,765
                                                         6/1/33

Sultana (1)                             386259          6/30/03              4.650%              4,104
                                                         6/1/23

Buena (1)                               386273          6/30/03              4.825%              3,053
                                                         6/1/33

Allegro (1)                             386324          6/30/03              5.380%              2,574
                                                         6/1/33

Village West (1)                        386243          6/30/03              4.910%                786
                                                         6/1/21

Westwood/Monterey (1)                   386421          9/15/03              5.090%              2,720
                                                         8/1/33

Euclid (1)                              386446          9/15/03              5.310%              2,374
                                                         8/1/33

Edgewood (1)                            386458          9/15/03              5.370%              2,358
                                                         9/1/33
                                                                                          -----------------
Total                                                                                         $158,533
                                                                                          =================


                                                                            Interest Income
                                    Unrealized                             Earned Applicable
                                  Gain (Loss)at         Balance at         to the Year Ended
Name                             December 31,2003    December 31, 2003     December 31, 2003
----------                       ----------------    -----------------     -----------------
Courtwood (1)                           (147)              1,618                   42


Sultana (1)                             (293)              3,811                   96


Buena (1)                               (245)              2,808                   71


Allegro (1)                              (42)              2,532                   69


Village West (1)                         (41)                745                   19


Westwood/Monterey (1)                     80               2,800                   46


Euclid (1)                                55               2,429                   40


Edgewood (1)                              53               2,411                   40

                                 -----------------------------------------------------------
Total                                 $8,727            $167,260               $8,765
                                 ===========================================================

     (1) These GNMA and FNMA DUS certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facility (see Note 9).
     (2) This GNMA certificate was repaid in April 2003 at par. There was no gain or loss recognized.
     (3) In January 2004, the Company received proceeds in the approximate amount of $14.5 million from HUD in relation to the paydown of the Reserve at Autumn Creek GNMA certificate. This paydown approximated 90% of the total outstanding balance of the underlying mortgage loan, which was the initial payment pursuant to the FHA insurance claim made by the Company when the borrower missed debt service payments. The remaining balance of approximately $1.5 million is expected to be received in the second quarter 2004, from the remaining amounts of the insurance and potentially the guarantee from GNMA.
     (4) This GNMA certificate was repaid in March 2003 at par. As a result of the repayment, the Company realized a loss of approximately $391,000 due to the unamortized balance of the premium that was recorded when the GNMA certificate had been purchased.


                             (Dollars in thousands)
                                                                                    Remaining
                                             Outstanding                            Committed
                                              Principal    Unamortized   Carrying   Balance to      Interest
Property                 Location              Balance         Fees       Amount      Fund (1)         Rate          Maturity
-------------------------------------------------------------------------------------------------------------------------------
Parwood (2)              Long Beach, CA       $  2,683      $    2      $  2,681   $   567          11.00%         January 2004

Noble Towers (2)(3)      Oakland, CA             3,581          30         3,551     3,719           9.75%            July 2005

Clarks Crossing (2)      Laredo, TX              1,074          --         1,074        --          12.00%           April 2004

Desert View (2)          Coolidge, AZ               20          --            20        --          11.00%             May 2004

Valley View (2)          North Little Rock, AR     400          --           400        --          12.00%            July 2004

Georgia King (2)         Newark, NJ              1,495          25         1,470         5          11.50%             May 2004

Reserve at Thornton (2)  Thornton, CO              260           9           251       690          11.00%          August 2006

Concord at Gessner Land  Houston, TX               188          --           188        --           8.00%        December 2008
                                                                                                LIBOR + 4.625%
Del Mar Villas (4)       Dallas, TX              5,554           8         5,546        --            (5)            April 2004
                                                                                                LIBOR + 4.750%
Mountain Valley (4)      Dallas, TX              6,306          30         6,276        --            (5)         November 2004
                                                                                                LIBOR + 4.000%
Baywoods (4)             Antioch, CA            10,990          40        10,950        --            (5)            March 2005
                                                                                                LIBOR + 4.500%
Oaks of Baytown (4)      Baytown, TX             2,337          16         2,321     1,488            (5)           August 2005
                                                                                                LIBOR + 3.600%
Quay Point (4)           Houston, TX             1,223           5         1,218        --            (5)           August 2005
                                            ---------------------------------------------------
    Total                                      $36,111        $165       $35,946    $6,469
                                            ===================================================

(1)  Funded on an as needed basis.
(2) These loans are to limited partnerships who are affiliated with the Advisor.
(3) Affiliate of the Advisor has provided a full guarantee on the payment of principal and interest due on this note.
(4) Pledged as collateral in connection with warehouse facility with Fleet National Bank.
(5)  30-day LIBOR at December 31, 2003 was 1.12%.

INVESTMENTS IN MORTGAGE LOANS

Information relating to the Company's investments in mortgage loans as December 31, 2003 is as follows:
(Dollars in thousands)

                                                                   Final
                                                                  Maturity                                    Lifetime
Property                                           Description      Date     Call Date(A)   Interest Rate   Interest Cap(C)
--------                                           -----------    --------   -----------    -------------   ---------------
FIRST MORTGAGE LOANS:
  Stony Brook II
   East Haven, CT                                  125 Units        6/37        12/06             7.625%        N/A
  Sunset Gardens
   Eagle Pass, TX                                   60 Units        6/04          N/A             11.50%        N/A
  Alexandrine (H)
   Detroit, MI                                      30 Units       12/03          N/A             11.00%        N/A
  Desert View (I)
   Coolidge, AZ                                     45 Units        5/04          N/A             11.00%        N/A


Subtotal First Mortgage Loans

MEZZANINE LOANS (J):

Stabilized Properties
---------------------
  Stony Brook II
   East Haven, CT                                  125 Units        6/37        12/06           15.33%(B)       16%
  Plaza at San Jacinto (K)
   Houston, TX                                     132 Units        1/43         6/11           11.40%(B)       16%


Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------
  The Hollows (L)
   Greenville, NC                                  184 Units        1/42         1/12           10.00%(B)       16%
  Elmhurst Village (M)(N)
   Oveido, FL                                      313 Units        1/42         3/19           10.00%(B)       16%
  The Reserve at Autumn Creek (K)(M)(N)
   Friendswood, TX                                 212 Units        1/42         9/14           10.00%(B)       16%
  Club at Brazos (L)(O)
   Rosenberg, TX                                   200 Units        5/43         4/13           10.00%(B)       14%
  Northbrooke (M)(N)
   Harris County, TX                               240 Units        8/43         7/13           11.50%(B)       14%

Subtotal Properties in Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------
  Del Mar Villas
   Dallas, TX                                      260 Units        4/04          N/A       LIBOR+4.625%        (P)
  Mountain Valley
   Dallas, TX                                      312 Units       11/04          N/A       LIBOR+4.750%        (P)
  Villas at Highpoint
   Lewisville, TX                                  304 Units        4/33          TBD             14.57%        N/A

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans

                                                                     Share of
                                                   Share of       Excess Sale or
                                               Excess Operating     Refinancing      Periodic
Property                                          Cash Flows         Proceeds      Payment Terms   Prior Liens
--------                                       ----------------   --------------   -------------   -----------
FIRST MORTGAGE LOANS:
  Stony Brook II
   East Haven, CT                                    N/A               N/A              (F)              --
  Sunset Gardens
   Eagle Pass, TX                                    N/A               N/A              (G)              --
  Alexandrine (H)
   Detroit, MI                                       N/A               N/A              (G)              --
  Desert View (I)
   Coolidge, AZ                                      N/A               N/A              (G)              --


Subtotal First Mortgage Loans

MEZZANINE LOANS (J):

Stabilized Properties
---------------------
  Stony Brook II
   East Haven, CT                                    40%               35%              (F)              --
  Plaza at San Jacinto (K)
   Houston, TX                                       50%               50%              (G)              --


Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------
  The Hollows (L)
   Greenville, NC                                    50%               25%              (G)        $  8,880
  Elmhurst Village (M)(N)
   Oveido, FL                                        50%               25%              (G)          21,594
  The Reserve at Autumn Creek (K)(M)(N)
   Friendswood, TX                                   50%               25%              (G)          15,993
  Club at Brazos (L)(O)
   Rosenberg, TX                                     50%               25%              (G)          14,343
  Northbrooke (M)(N)
   Harris County, TX                                 50%               50%              (G)          13,871

Subtotal Properties in Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------
  Del Mar Villas
   Dallas, TX                                        N/A               N/A              (G)           5,554
  Mountain Valley
   Dallas, TX                                        N/A               N/A              (G)           6,306
  Villas at Highpoint
   Lewisville, TX                                    N/A               N/A              (G)          18,800

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans

                                                                                                       Interest
                                                   Outstanding                       Carrying      Earned Applicable
                                                  Face Amount of    Unamortized      Amount of     to the Year Ended
Property                                           Mortgages(D)    Costs and Fees   Mortgages(E)   December 31, 2003
--------                                          --------------   --------------   ------------   -----------------
FIRST MORTGAGE LOANS:
  Stony Brook II
   East Haven, CT                                    $    --           $   --         $    --          $     497
  Sunset Gardens
   Eagle Pass, TX                                      1,479               --           1,479                182
  Alexandrine (H)
   Detroit, MI                                           342               --             342                 38
  Desert View (I)
   Coolidge, AZ                                          960               --             960                 69

                                                     -----------------------------------------------------------
Subtotal First Mortgage Loans                          2,781               --           2,781                786
                                                     -----------------------------------------------------------
MEZZANINE LOANS (J):

Stabilized Properties
---------------------
  Stony Brook II
   East Haven, CT                                         --               --              --                527
  Plaza at San Jacinto (K)
   Houston, TX                                            --               --              --                 39

                                                     -----------------------------------------------------------
Subtotal Stabilized Mezzanine Loans                       --               --              --                566
                                                     -----------------------------------------------------------
Properties in Lease-Up
----------------------
  The Hollows (L)
   Greenville, NC                                      1,549             (133)          1,416                174
  Elmhurst Village (M)(N)
   Oveido, FL                                          2,874             (391)          2,483                320
  The Reserve at Autumn Creek (K)(M)(N)
   Friendswood, TX                                        --               --              --                 36
  Club at Brazos (L)(O)
   Rosenberg, TX                                       1,962              (75)          1,887                200
  Northbrooke (M)(N)
   Harris County, TX                                   1,500             (133)          1,367                177
                                                     -----------------------------------------------------------
Subtotal Properties in Lease-Up
                                                       7,885             (732)          7,153                907
                                                     -----------------------------------------------------------
Properties in Construction/Rehabilitation
-----------------------------------------
  Del Mar Villas
   Dallas, TX                                            765               --             765                 46
  Mountain Valley
   Dallas, TX                                            776               --             776                 47
  Villas at Highpoint
   Lewisville, TX                                      2,574             (185)          2,389                245
                                                     -----------------------------------------------------------
Subtotal Properties in Construction/Rehabilitation     4,115             (185)          3,930                338
                                                     -----------------------------------------------------------
Subtotal Mezzanine Loans                              12,000             (917)         11,083              1,811
                                                     -----------------------------------------------------------
Total Mortgage Loans                                 $14,781           $ (917)        $13,864          $   2,597
                                                     ===========================================================

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

(D) As of December 31, 2003, all interest payments on the mortgage loans are current, except as noted.

(E) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(F) The Stonybrook II first mortgage loan and mezzanine loan were repaid in January 2003.

(G)  Interest only payments are due monthly, with loan balance due at maturity.

(H) The first mortgage loan, which matured in December 2003, did not pay off the outstanding balance at the maturity date, which caused the loan to be in default. The Company is currently in the process of determining the necessary steps needed to be taken to protect its investment. The Company has obtained an independent appraisal for the property underlying the mortgage. The appraisal indicates that the value of the property exceeds the carrying amount of the first mortgage loan on the property. Accordingly, the Company has not recorded an allowance for probable losses on this loan.

(I) Loan purchased in April 2003 in connection with the performance under a guarantee made by the Company.

(J) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(K)  These  mezzanine  loans have been  reclassified to real estate owned -- see
     Note 7.

(L) The Company does not have an interest in the first lien position relating to this mezzanine loan.

(M) The Company has an interest in the first lien position relating to this mezzanine loan.

(N) The first mortgage loans related to these properties were converted from participations in FHA loans to ownership of the GNMA certificates and are held by the Company - see Note 3.

(O) The funding of this mezzanine loan is based on property level operational achievements.

(P)  Interest cap on these loans is the maximum rate permitted by law.

Investment in ARCap
-------------------
The Company owns 800,000 preferred equity units of ARCap, with a face amount of $25 per unit, representing a 7.41% ownership and voting interest. The preferred equity units are convertible, at the Company's option, into ARCap common units. If converted into common units, the conversion price is equivalent to $25 per unit, subject to certain adjustments. Also, if not already converted, for a period of sixty days following the fifth anniversary of the first closing date, which will be August 4, 2005, the preferred equity units are convertible, at the Company's option, into a three-year note bearing interest at 12% that would be junior to all of ARCap's then existing indebtedness. The preferred equity units are also redeemable, at the option of ARCap, up until the fifth anniversary of the first closing date.

Through the Company's convertible preferred membership interests in ARCap, it has a substantial indirect investment in CMBS owned by ARCap. ARCap was formed in January 1999 by REMICap, an experienced CMBS investment manager, and Apollo Real Estate Investors, the real estate arm of one of the country's largest private equity investors. In conjunction with a preferred equity offering, REMICap and ARCap merged, making ARCap the only internally managed investment vehicle exclusively investing in subordinated CMBS. As of December 31, 2003, ARCap had approximately $1.1 billion in assets, including investments of approximately $1.0 billion of CMBS. Multifamily properties underlie approximately one-third of ARCap's CMBS.

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

ARCap has shifted its focus to CMBS fund management, whereby ARCap manages CMBS investment funds raised from third-party investors. ARCap is generally a minority investor in these funds. ARCap thereby diversifies its revenue base by increasing its proportion of revenue derived from fees as opposed to interest income.

Loan Origination Program with Fannie Mae
----------------------------------------

In the first quarter of 2003, the Company discontinued its loan program with Fannie Mae, under which Fannie Mae had agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans ("DUS") for apartment properties that qualify for low income housing tax credits ("LIHTC") under
Section 42 of the Internal Revenue Code. Under the loan program, the Company originated and contracted for individual loans of up to $6 million each. The Company guaranteed a first loss position of the aggregate principal amount of these loans and also guaranteed construction loans for which it had issued a forward commitment to originate under this program. Accordingly, the Company wrote off approximately $358,000 of unamortized deferred costs relating to this program, which is included in other expenses on the consolidated statement of income.

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to the two loans it originated under this program to PWF. There was no payment made or received by the Company in connection with this transfer. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. In turn, the Company indemnified PWF against any losses to Fannie Mae on the loans and indemnified CharterMac against any obligations under its guaranty. The maximum aggregate exposure to the Company under this agreement is approximately $7.5 million. However, the Company believes that it will not be called upon to fund any of these guarantees and, accordingly, that the fair value of the guarantees is insignificant.

Effective October 2003, as a result of the release of the collateral due to the assignment of all rights and obligations under this program to PW Funding, the Company as dissolved AMAC/FM, which was formed for the purpose of managing this program.

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

Additional information about the Company is also available at www.americanmortgageco.com. We have made available, free of charge on or through our website, our annual report on Form 10-K, our quarterly reports in Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material was electronically filed with, or furnished to the Securities and Exchange Commission ("SEC"). Materials we filed with the SEC may be read and copies at the SEC's Public Reference Room at 450 Fifth Street, NY, Washington D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request.

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

Item 2.  Properties.

         During 2003, the Company had three bridge loans and two mezzanine loans on which required debt service payments were not received, causing the notes to be in default. In all five of these instances, the Company has foreclosed on the property securing the note receivable and taken possession of the property. The Company sold three of the properties in 2003 and is currently managing the other two properties in an attempt to stabilize the properties for future marketing attempts.

Item 3.  Legal Proceedings.

         On October 27, 2003, prior to taking possession of the real estate collateral supporting the Gulfgate loan, the Company was named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the State District Court of Harris County, Texas. The suit claims, among other causes of action against the respective defendants, that the Company conducted wrongful foreclosure in that the Guarantor did not derive any benefit from the Company's loan and that the limited partners of the Guarantor did not authorize the loan transaction. The suit seeks, among other relief, actual, consequential, exemplary, and punitive damages, a declaration that the loan made by the Company is unenforceable, and that the Company was involved in a conspiracy to defraud the Guarantor. The suit is currently in the discovery phase.


Item 4.  Submission of Matters to a Vote of Shareholders.

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
         Matters.

As of March 12, 2004, there were 242 registered shareholders owning 8,338,180 Shares. The Company's Shares have been listed on the American Stock Exchange since July 1, 1999, under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for the Company's Shares.

The high and low common share prices for each quarterly period in the past two fiscal years in which the Shares were traded is as follows:

                               2003      2003      2002      2002
Quarter Ended                  Low       High      Low       High
-------------                 ------    ------    ------    ------
March 31                      $13.60    $16.06    $12.60    $14.70
June 30                       $14.93    $17.99    $12.70    $14.09
September 30                  $13.50    $17.94    $10.05    $13.60
December 31                   $15.40    $16.97    $11.50    $14.09

The last reported sale price of Shares on the American Stock Exchange on March 12, 2004 was $17.69.

On February 25, 2002, the Company completed a public offering 2,500,000 common shares at a price of $13.50 per share. The net proceeds from this offering, approximately $30.9 million, net of underwriters' discount and expenses, were used to fund investments.

On April 23, 2003, the Company completed a public offering of 1,955,000 common shares at a price of $15.00 per share resulting in proceeds, net of underwriters' discount and expenses, of approximately $27.5 million. The net proceeds from this offering have been used to fund investment activity.

Incentive Share Option Plan
---------------------------

The Company adopted an incentive share option plan (the "Incentive Share Option Plan") to attract and retain qualified persons as trustees and officers and to provide incentive to and more closely align the financial interests of the Advisor and its employees and officers with the interests of the Company's shareholders by providing the Advisor with substantial financial interest in the Company's success. The compensation committee (the "Compensation Committee"), which is comprised of Messrs. Scott M. Mannes and Richard M. Rosan, administers the Incentive Share Option Plan. Pursuant to the Incentive Share Option Plan, if the Company's distributions per share in the immediately preceding calendar year exceed $1.45 per share, the Compensation Committee has the authority to issue options to purchase, in the aggregate, that number of shares which is equal to three percent of the shares outstanding as of December 31 of the immediately preceding calendar year (or in the initial year, as of December 31, 1999), provided that the Compensation Committee may only issue, in the aggregate, options to purchase a maximum number of shares over the life of the Incentive Share Option Plan equal to 383,863 shares (i.e. 10% of the shares outstanding on December 31, 2001). If the Compensation Committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the succeeding year and will be available for grant by the Compensation Committee in such succeeding year. All options granted by the Compensation Committee will have an exercise price equal to or grater than the fair market value of the share on the date of the grant. The maximum option term is ten years from the date of grant. All share options granted pursuant to the Incentive Share Option Plan may vest immediately upon issuance or in accordance with the determination of the Compensation Committee.

In April 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related at an exercise price of $15.03, which was the market price of the Company's common shares at the grant date. These options vest equally, in thirds, in April 2004, 2005 and 2006 and expire in 10 years.

Share Repurchase Program
------------------------

In August 2003, the Company's Board of Trustees approved a share repurchase plan for the Company. The plan enables the Company to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. No repurchases have been made at December 31, 2003.

Distribution Information
------------------------

Cash distributions per share for the years ended December 31, 2003 and 2002 are as set forth in the following table:

                (Dollars in thousands, except per share amounts)

Cash Distribution                                               Total Amount
for Quarter Ended                   Date Paid      Per Share     Distributed
-----------------                   ---------      ---------    ------------
March 31, 2003                       5/15/03        $ .4000        $ 2,546
June 30, 2003                        8/14/03          .4000          3,335
September 30, 2003                  11/14/03          .4000          3,335
December 31, 2003                    2/14/04          .4000          3,335
                                                    -------        -------

Total for 2003                                      $1.6000        $12,551
                                                    =======        =======

March 31, 2002                       5/15/02        $ .3625        $ 2,308
June 30, 2002                        8/14/02          .3750          2,386
September 30, 2002                  11/14/02          .3750          2,386
December 31, 2002                    2/14/03          .4000          2,545
                                                    -------        -------

Total for 2002                                      $1.5125        $ 9,625
                                                    =======        =======

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

During 2003, for federal income tax purposes, the Company's per share distribution totaled $1.60, all of which was reported as ordinary income to shareholders for 2003. During 2002, for federal income tax purposes, the Company's per share distribution totaled $1.47, of which $1.42 and $.05 were reported as ordinary income and capital gain, respectively, to shareholders for 2002.

Item 6.  Selected Financial Data.

The information set forth below presents selected financial data of the Company. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, Financial Statements and Supplementary Data.

(Dollars in thousands except per share amounts)

                                                            Year ended December 31,
                                        --------------------------------------------------------------
OPERATIONS                                 2003         2002         2001         2000         1999
----------                              ----------   ----------   ----------   ----------   ----------
Total revenues                          $   15,510   $   10,458   $    5,698   $    7,910   $    5,507

Total expenses                               5,653        3,812        2,660        4,766        2,301
                                        ----------   ----------   ----------   ----------   ----------

Income before other income                   9,857        6,646        3,038        3,144        3,206

Total other income                           2,027        3,014        2,149          174        3,054
                                        ----------   ----------   ----------   ----------   ----------

Net income                              $   11,884   $    9,660   $    5,187   $    3,318   $    6,260
                                        ==========   ==========   ==========   ==========   ==========


Net income per share
  basic and diluted                     $     1.52   $     1.61   $     1.35   $      .86   $     1.63
                                        ==========   ==========   ==========   ==========   ==========

Weighted average shares outstanding
  Basic                                  7,802,957    6,017,740    3,838,630    3,838,630    3,841,831
                                        ==========   ==========   ==========   ==========   ==========
  Diluted                                7,814,810    6,017,740    3,838,630    3,838,630    3,841,931
                                        ==========   ==========   ==========   ==========   ==========

                                                                 December 31,
                                        --------------------------------------------------------------
FINANCIAL POSITION                         2003         2002         2001         2000         1999
------------------                      ----------   ----------   ----------   ----------   ----------
Total assets                            $  327,107   $  195,063   $  101,982   $   70,438   $  115,565
                                        ==========   ==========   ==========   ==========   ==========

Repurchase facility payable             $  149,529   $   87,880   $   43,610   $   12,656   $   19,127
                                        ==========   ==========   ==========   ==========   ==========

Warehouse facility payable              $   34,935   $    8,788   $       --   $       --   $       --
                                        ==========   ==========   ==========   ==========   ==========

Mortgage payable on real estate owned   $   15,993   $       --   $       --   $       --   $       --
                                        ==========   ==========   ==========   ==========   ==========

Total liabilities                       $  206,212   $  100,725   $   46,703   $   15,362   $   58,474
                                        ==========   ==========   ==========   ==========   ==========

Total shareholders' equity              $  120,895   $   94,338   $   55,279   $   55,076   $   57,091
                                        ==========   ==========   ==========   ==========   ==========

DISTRIBUTIONS
------------

Distributions to shareholders           $   12,551   $    9,625   $    5,566   $    5,566   $    5,544
                                        ==========   ==========   ==========   ==========   ==========

Distribution per share                  $    1.600   $    1.513   $    1.450   $    1.450   $    1.444
                                        ==========   ==========   ==========   ==========   ==========

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview
--------

The Company is a real estate investment trust specializing in multi-family housing finance. The Company originates and acquires mezzanine loans, bridge loans, and government-insured first mortgages secured by multi-family housing properties throughout the United States. The Company seeks to increase the return on its asset base by investing in higher yielding assets while balancing risk by maintaining a portion of its investments in government-insured or agency-guaranteed loans.

The Company primarily generates revenue from the collection of interest income from mezzanine loans, bridge loans, and debt securities. The Company also earns fees on standby loan commitments and stabilization guarantees that it makes.

The Company is managed by an affiliate of CharterMac, who provides services including, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations, and public relation services. A significant amount of the expenditures made by the Company are in the form of fees paid to the Advisor for these services rendered. The Company also incurs costs relating to interest expense on debt.

Results of Operations
---------------------

2003 was a challenging year for the Company as several of its loans went into default and the Company took aggressive steps to protect its investments. In certain instances this required the Company to invest additional capital to acquire senior mortgage positions and subsequently foreclose its position to acquire the real estate securing the loans. While the Company believes that to date it has been successful in protecting its investments and over time it will recover all its invested capital, some of the steps taken resulted in capital being invested at returns lower than the Company's targeted returns for a period of time. This, combined with the lost interest due to defaulted loans, is the primary driver of the decrease in the Company's net income per share from 2002 to 2003.

As a result of the foreclosures, the Company now has a significant amount of real estate owned on its balance sheet. The Company is focused on increasing the occupancy level and operating income of the properties to projected stabilization levels. As property level operations improve, the Company will seek to sell or refinance the properties with third parties such that the Company can redeploy the capital invested in higher yielding investments.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

Interest income from debt securities increased approximately $2,996,000 for the year ended December 31, 2003, as compared to 2002, primarily due to the purchase of an additional three GNMA certificates in the latter part of 2002 (approximately $1,907,000) and the purchase of fifteen FNMA DUS certificates during 2003 at an average interest rate yield of 5.49% (approximately $1,150,000).

Interest income from mortgage loans increased approximately $547,000 for the year ended December 31, 2003, as compared to 2002, primarily due to the additional interest and prepayment penalties received (approximately $330,000), as well as the recognition of deferred loan origination fees from the repayment of the Stonybrook II first mortgage and mezzanine loans in 2003 (approximately $113,000).

Interest income from notes receivable increased approximately $896,000 for the year ended December 31, 2003, as compared to 2002, due to the initial funding of ten notes receivable during 2003 (approximately $1,404,000), partially offset by the default of required debt service payments from the Concord at Gessner, Concord at Little York, and Concord at Gulfgate notes (approximately $680,000).

Interest income from revenue bonds in the approximate amount of $151,000, relating to the purchase of nine taxable revenue bonds in October 2003, was recorded for the year ended December 31, 2003. The nine taxable revenue bonds carry a weighted average interest rate of 8.69%.

Other income increased approximately $457,000 for the year ended December 31, 2003, as compared to 2002, primarily due to the increase in net operating income picked up from the operations of foreclosed property.

General and administrative increased approximately $232,000 for the year ended December 31, 2003, as compared to 2002 primarily due to increased legal fees on foreclosed properties (approximately $107,000) and an increase in excise taxes paid by the company due to untimely dividend distributions (approximately $99,000).

Interest expense increased approximately $1,320,000 for the year ended December 31, 2003, as compared to 2002, due to the increased borrowings on the Fleet Warehouse Facility and additional borrowings under the repurchase facility (approximately $755,000), as well as the addition of an interest rate swap agreement (approximately $537,000), put into place in March 2003 to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings.

Fees to Advisor increased approximately $292,000 for the year ended December 31, 2003, as compared to 2002, primarily due to an increase in asset management fees payable to the Advisor due to an increase in the assets (approximately $265,000) and an increase in the overhead reimbursement paid by the Company to the Advisor (approximately $272,000), offset by a decrease in incentive management fees paid to the Advisor (approximately $235,000).

A loss on the repayment of debt securities in the amount of approximately $391,000, relating to the write-off of a purchase premium due to the repayment of one GNMA certificate and a gain of approximately $18,000 for the sale of Concord at Gessner vacant lot, were recorded for the year ended December 31, 2003. During 2002, the Company had a gain of approximately $614,000, resulting from the sale of one GNMA certificate.

COMPARISON OF YEARS ENDED DECEMBER 31, 2002 AND 2001

Interest income from mortgage loans decreased approximately $723,000 for the year ended December 31, 2002, as compared to 2001, primarily due to the sale of the Columbiana mortgage during 2001 (approximately $602,000) offset by additional construction period interest received from the Club at Brazos and Northbrooke (approximately $320,000). The decrease can also be attributed to the conversion of the Hollows, Elmhurst Village and Autumn Creek mortgages to GNMA certificates (approximately $712,000); the interest income on these assets was included in interest income from mortgage loans prior to conversion and in interest income from GNMA certificates after the conversion. Conversely, interest income from GNMA certificates increased approximately $3.5 million for the year ended December 31, 2002 as compared to 2001 primarily due to the conversion of these three mortgage loans to GNMA certificates (approximately $1,215,000) and the purchase of an additional six GNMA certificates in 2002 (approximately $2,288,000) offset by the loss of interest income from the Hollows GNMA certificate (approximately $216,000) which was sold in March of 2002. The increase in interest income from GNMA certificates and the decrease in interest income from mortgage loans were, in part, a result of the interest income earned by these loans converted to GNMA certificates subsequent to the conversion. No gains or losses resulted from the conversion.

Interest income from notes receivable increased approximately $1,819,000, for the year ended December 31, 2002, as compared to 2001, primarily due to the addition of nine notes receivable during 2001 and 2002.

Other income increased approximately $212,000, for the year ended December 31, 2002, as compared to 2001, primarily due to the collection of loan extension fees from Autumn Creek during 2002.

Interest expense decreased approximately $178,000, for the year ended December 31, 2002, as compared to 2001, primarily due to the net effect of lower interest rates on repurchase facility borrowings and increased leverage.

General and administrative expenses increased approximately $24,000, for the year ended December 31, 2002, as compared to 2001, primarily due to an increase in accounting fees and legal expenses (approximately $102,000) offset by a decrease in unused Nomura Asset Capital Corporation fees and amortization (approximately $76,000).

Fees to Advisor increased approximately $927,000, for the year ended December 31, 2002, as compared to 2001, due to an increase in the Company's assets and an increase in the reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company. The Company also paid to the Advisor an incentive management fee of approximately $235,000 for 2002; no such fee was paid in 2001.

Amortization and other expenses increased by approximately $379,000, for the year ended December 31, 2002, as compared to 2001, primarily due to the fact that during the year ended December 31, 2002, the Company recognized approximately $358,000 in Fannie Mae loan program expenses associated with the write-off of the unamortized deferred costs related to this program, which is being discontinued. The Company has not recognized significant fee income from this program. Except for the write-off of the program costs, this program has not, and its discontinuance is not anticipated to have a significant impact on the Company's financial position or results of operation.

A gain on the sale or repayment of GNMAs and mortgage loans increased approximately $865,000, for the year ended December 31, 2002 as compared to 2001, due to the sale of the Hollows GNMA in March of 2002 (approximately $614,000) and the repayment of the Columbiana loans in 2001 (approximately $251,000). Although the Company intends to hold its GNMA certificates until maturity, it elected "available for sale" designation under SFAS 115 to give it the flexibility to liquidate those assets if business conditions require. The Company decided to sell the Hollows GNMA when it received an unsolicited offer at an extremely favorable price.

Acquisitions
------------

During the year ended December 31, 2003, the Company made the following investments:

                             (Dollars in thousands)
                Acquisitions for the Year Ended December 31, 2003
                -------------------------------------------------

                                                                   Loan/Note
Property Name                                  Closing Date        Amount (1)        Interest Rate       Maturity Date
-----------------------------------------     --------------    ---------------    -----------------     --------------
  Mortgage Loans
  ---------------------------------------

  Desert View                                      4/4/03          $  1,011                11.00%            5/31/04
                                                                --------------     -----------------


    Total Mortgage Loans                                           $  1,011                11.00%
                                                                ==============     =================

  Mezzanine Loans
  ---------------------------------------

  Villas at Highpoint                             4/22/03          $  2,600                14.57%            4/22/33
  Villas at Highpoint                             4/22/03               693                23.76%            4/22/33
                                                                --------------     -----------------

    Total Mezzanine Loans                                          $  3,293                16.50% (4)
                                                                ==============     =================

  Bridge Loans/Notes Receivable
  ---------------------------------------

  Noble Towers                                    2/19/03          $  7,300                12.00%            7/31/05
  Clark's Crossing                                 3/6/03             1,649                12.00%             4/1/04
  Concord at Gessner (2)                          3/11/03             1,700                12.00%                N/A
  Desert View                                      4/1/03                20                11.00%            5/31/04
  Valley View                                      5/1/03               400                12.00%             7/1/04
  Related Capital Guaranteed Corporate
    Partners II (3)                              10/15/03             1,300                   N/A                N/A
  Georgia King Village                            11/3/03             1,500                11.50%             5/3/04
  Reserve at Thornton                             12/1/03               950                11.00%             8/1/06
  Concord at Gessner - Land Parcel               12/29/03               188                 8.00%           12/29/08
                                                                --------------     -----------------

    Total Bridge Loans/Notes Receivable                            $ 15,007                11.82% (4)
                                                                ==============     =================

  Variable Rate Bridge Loans
  ---------------------------------------

  Baywoods                                         3/7/03          $ 10,990         LIBOR + 4.00%             3/7/05
  Oaks of Baytown                                 8/28/03             3,826         LIBOR + 4.50%            8/28/05
  Quay Point                                      8/28/03             1,223         LIBOR + 3.60%            8/28/05
                                                                --------------     -----------------

    Total Variable Rate Bridge Loans                               $ 16,039         LIBOR + 4.09% (4)
                                                                ==============     =================


                             (Dollars in thousands)
                Acquisitions for the Year Ended December 31, 2003

                                                              Face         Purchase                         Maturity
Property Name                           Closing Date         Amount         Price        Interest Rate        Date
------------------------------------    --------------     -----------    -----------    --------------    -----------
  FNMA DUS Certificates
  ----------------------------------

  Cambridge                               4/11/03           $  3,600       $   3,699        5.56%             3/1/33
  Bay Forest                              4/21/03              3,771           4,347        7.43%            10/1/28
  Coventry Place                           5/9/03                719             797        6.48%             3/1/32
  Rancho De Cieto                         5/13/03              2,329           2,633        6.33%             9/1/17
  Elmwood Gardens                         5/15/03              5,500           5,584        5.35%             5/1/33
  30 West Apartments                      5/27/03              1,226           1,379        6.08%            10/1/16
  Jackson Park                            5/30/03              2,750           2,795        5.15%             6/1/18
  Courtwood                               6/26/03              1,750           1,777        4.69%             6/1/33
  Buena                                   6/30/03              3,000           3,075        4.83%             6/1/33
  Sultana                                 6/30/03              4,120           4,132        4.65%             6/1/23
  Village West                            6/30/03                779             792        4.91%             6/1/21
  Allegro                                 6/30/03              2,567           2,587        5.38%             7/1/33
  Edgewood                                9/15/03              2,454           2,365        5.37%             9/1/33
  Euclid                                  9/15/03              2,485           2,381        5.31%             8/1/33
  Westwood/Monterey                       9/15/03              2,910           2,731        5.09%             8/1/33
                                                           -----------    -----------    -------------

    Total FNMA DUS Certificates                             $ 39,960       $  41,074        5.48% (4)
                                                           ===========    ===========    =============

  Taxable Revenue Bonds
  ----------------------------------

  Clearwood Villas                       10/10/03           $    125       $     124        9.00%             1/1/06
  Colonial Park                          10/10/03                375             371        8.75%             3/1/12
  Johnston Mill                          10/10/03                500             495        8.00%             9/1/12
  Lake Park                              10/10/03                302             299        9.00%            9/15/35
  Magnolia Arbors                        10/10/03              1,000             990        8.95%             7/1/18
  Meridian                               10/10/03                375             371        8.75%            12/1/13
  Oaks at Brandlewood                    10/10/03              1,200           1,188        8.75%             3/1/17
  Ocean Ridge                            10/10/03              2,325           2,302        8.75%             9/1/23
  Pleasant Valley Villas                 10/10/03              1,470           1,456        8.50%             9/1/42
                                                           -----------    -----------    -------------

    Total Taxable Revenue Bonds                             $  7,672       $   7,596        8.69% (4)
                                                           ===========    ===========    =============

(1) Amount represents total funding commitment.
(2) This loan balance was reclassified to real estate owned in May 2003.
(3) This loan balance was fully repaid October 31, 2003.
(4) Weighted average interest rate.

Liquidity and Capital Resources
-------------------------------

During 2003, the Company had three bridge loans and two mezzanine loans on which required debt service payments were not received, causing the notes to be in default. In all five of these instances, the Company has foreclosed on the property securing the note receivable and taken possession of the property. The Company goes through an extensive underwriting process prior to making its investments, and the Company believes that these recent events of default are part of the risks and nature of making certain types of mezzanine investments. While the Company is working to preserve its invested capital, the defaults have had a negative impact on the Company's cash flows in the short term, as required interest payments on the notes have not been received. Through recent independent appraisals on each of the properties, the Company believes that it will be able to liquidate each of the properties at amounts greater than that of their carrying amounts. The Company sold three of the properties in 2003 and is currently managing the other two properties in an attempt to stabilize the properties for future marketing attempts.

During the year ended December 31, 2003, cash and cash equivalents decreased approximately $8,376,000 primarily due to funding of notes receivable of approximately $23,906,000, purchase of mortgage loans of approximately $46,627,000, investments in debt securities of approximately $62,290,000, funding of first mortgage loans of approximately $3,866,000, and repayments of repurchase facility payable of approximately $54,169,000, partially offset by repayments of mortgage loans of approximately $9,463,000, proceeds from repurchase facility payable of approximately $115,818,000, proceeds from the issuance of common shares of approximately $27,455,000, proceeds from the warehouse facility payable of approximately $26,147,000, principal repayments of debt securities of approximately $8,539,000 and a repayment of a notes receivable of approximately $5,746,000.

The Company finances the acquisition of its assets primarily through borrowing at short-term rates using demand repurchase agreements and the mortgage warehouse line of credit (see below). Under the Company's declaration of trust, the Company may incur permanent indebtedness of up to 50% of total market value calculated at the time the debt is incurred. Permanent indebtedness and working capital indebtedness may not, in the aggregate, exceed 100% of the Company's total market value.

On April 23, 2003, the Company completed a public offering of 1,955,000 common shares, at a price of $15.00 per share, resulting in proceeds, net of underwriters discount and expenses, of approximately $27.5 million. The net proceeds from the public offering were used to fund investments.

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

Effective February 15, 2000, the Company entered into a repurchase facility with Nomura Securities International Inc. ("Nomura"). This facility enables the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS certificates owned by the Company, which are pledged as collateral for the borrowings. Interest on borrowings are at 30-day LIBOR plus 0.02%. As of December 31, 2003 and December 31, 2002, the amount outstanding under this facility was approximately $149.5 and $87.9 million, respectively, and weighted average interest rates were 1.56% and 1.47%, respectively. All borrowings under this facility typically have 30-day settlement terms.

In January 2004, Nomura notified the Company that it intended to terminate the repurchase facility. Nomura agreed to allow the Company time to find a replacement repurchase facility, while reducing the amount the Company could borrow under the existing facility to 93% of the fair market value of the collateral certificates. In February 2004, the Company executed repurchase agreements with three counterparties, Greenwich Capital, Bear Stearns, and RBC Capital Markets, which provides the Company with the capacity to completely terminate the facility with Nomura. Terms of the three newly executed agreements offer advance rates between 94% and 97% and borrowing rates between the LIBOR plus 2 basis points and LIBOR plus 10 basis points. In the first week of March 2004, the Company executed multiple transactions whereby the repurchase transactions outstanding with Nomura were transferred to the three new trading partners.

Of the Company's portfolio of debt securities, 13 are in an unrealized loss position, totaling approximately $1,313,000, at December 31, 2003. All of these securities have been in an unrealized position for less than one year. These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of these securities. All of the debt securities are performing according to their terms. Accordingly, the Company has concluded that these impairments are not other than temporary.

In October 2002, the Company entered into the Fleet Warehouse Facility with Fleet National Bank in the amount of $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties located in stable sub-markets. The warehouse facility, which matures April 2006, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, at the discretion of the Company, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying property or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. From time to time, the Company will use this facility to finance real estate owned. As of December 31, 2003 and December 31, 2002, the Company had approximately $34.9 million and $8.8 million, respectively, in loans outstanding under this program.

In order to qualify as a REIT under the Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments, as well as cash generated from additional borrowings from the new repurchase facilities and Fleet Warehouse Facility, will meet its needs for short-term liquidity, and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

In February 2004, a distribution of $3,335,272 ($.40 per share), which was declared in December 2003, was paid to the shareholders for the quarter ended December 31, 2003.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Critical Accounting Policies
----------------------------

In preparing the consolidated financial statements, management must make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Some of these estimates and assumptions require application of difficult, subjective, complex judgment, often about the effect of matters that are uncertain and that may change in later periods. Set forth below is a summary of the accounting policies that management believes involve the most significant estimates and assumptions.

The Company's portfolio of mortgage loans and notes is periodically evaluated for possible impairment to establish appropriate loan loss reserves, if necessary. The Company's Advisor has a credit review committee which meets each month. This committee reviews the status of each of the Company's loans and notes, and maintains a "watch list" of loans (including loans for which the Company has issued guarantees) for which the underlying property may be experiencing construction cost overruns, delays in construction completion, occupancy shortfalls, lower than expected debt service coverage ratios, or other matters which might cause the borrower to be unable to make the interest and principal payments as scheduled in the loan agreement. If a loan is experiencing difficulties, members of this credit committee work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in the judgment of Company management, it is determined that is probable that the Company will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established. As of December 31, 2003, management has determined that no loan loss reserve is necessary.

The Company's GNMA and FNMA DUS certificates are carried at estimated fair values. Changes in these valuations do not impact the Company's income or cash flows, but affect shareholders' equity. GNMA and FNMA DUS certificates are relatively liquid investments. The Company uses third party quoted market prices as its primary source of valuation information.

The Company's mezzanine investments of approximately $11.1 million at December 31, 2003 bear interest at fixed or variable rates, but some also include provisions that allow the Company to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. At the inception of each such investment, Company management must determine whether such investment should be accounted for as a loan, joint venture or as real estate, using the guidance contained in the Third Notice to Practitioners issued by the AICPA. Although the accounting methodology does not affect the Company's cash flows from these investments, this determination affects the balance sheet classification of the investments as well as the classification, timing and amounts of reported earnings.

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

The Company's management must exercise judgment in making the required accounting determinations. For each mezzanine arrangement, the Company projects total cash flows over the loan's term and the Company's share in those cash flows, and considers the borrower's equity, the contractual cap, if any, on total yield to the Company over the term of the loan, market yields on comparable loans, borrower guarantees, and other factors in making its assessment of the proper accounting. To date, the Company has determined that all mezzanine investments are properly accounted for as loans.

During 2003, the Company guaranteed certain loans related to the construction of affordable multifamily apartment complexes in various locations. The loan guarantees provide credit support for the properties after construction completion, up until the date in which permanent financing takes place. For each guarantee, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

During 2003, the Company entered into a five-year interest rate swap, which is accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". At the inception, the Company designated this interest rate swap as a cash flow hedge on the variable interest payments on its floating rate financing. Accordingly, the interest rate swap is recorded at fair market value each accounting period, with changes in market value being recorded in other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been highly effective, so there has been no ineffectiveness included in earnings. Net amounts receivable or payable under the swap agreements are recorded as adjustments to interest expense.

During 2003, the Company exercised its rights under subordinated promissory notes and other documents to take possession of certain real estate collateral. The Company has also purchased the first mortgage loans on the properties and acquired the real estate at foreclosure auctions. When a loan is in the process of foreclosure, it is the Company's policy to reclassify the balance of the loan into real estate owned at the lower of fair value of the real estate, less estimated disposal costs or the carrying amount of the loan, and to cease accrual of interest. The Company obtains independent appraisals of all foreclosed real estate to assist management in evaluating property values. To date, no losses have been recorded upon foreclosure.

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

Commitments and Contingencies
-----------------------------

In the first quarter of 2003, the Company discontinued its loan program with Fannie Mae, under which Fannie Mae had agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans ("DUS") for apartment properties that qualify for low income housing tax credits ("LIHTC") under
Section 42 of the Internal Revenue Code. Under the loan program, the Company originated and contracted for individual loans of up to $6 million each. The Company guaranteed a first loss position of the aggregate principal amount of these loans and also guaranteed construction loans for which it had issued a forward commitment to originate under this program. Accordingly, the Company wrote off approximately $358,000 of unamortized deferred costs relating to this program, which is included in other expenses on the consolidated statement of income.

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to the two loans it originated under this program to PWF. There was no payment made or received by the Company in connection with this transfer. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. In turn, the Company indemnified PWF against any losses to Fannie Mae on the loans and indemnified CharterMac against any obligation under its guaranty. The maximum aggregate exposure to the Company under this agreement is approximately $7.5 million. However, the Company believes that it will not be called upon to fund any of these guarantees and, accordingly, that the fair value of the guarantees is insignificant.

Off-Balance Sheet Arrangements
------------------------------

The Company has no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

Contractual Obligations
-----------------------

In conducting business, the Company enters into various contractual obligations. Detail of these obligations, including expected settlement periods, is contained below.

                             Payments Due by Period
                             (Dollars in thousands)
                                                       Less than                                      More than
                                         Total          1 Year        1 - 3 Years     3 - 5 Years      5 Years
                                      ------------    -----------    ------------    ------------   -------------
Debt:
 Lines of credit:
  Repurchase facility                   $149,529       $149,529       $       --      $      --        $    --
  Fleet warehouse facility                34,935         23,853           11,082             --             --
  Mortgage loan                           15,993             --               --             --         15,993 (1)
Contingent liabilities:
  Standby and forward bridge
   loan commitments                        6,469          2,750            3,719             --             --
  Standby and forward mezzanine
    loan commitments                         719             26              693             --             --
  Forward GNMA commitments                10,255         10,255               --             --             --
  Stabilization loan guarantees           19,205         12,290            6,915             --             --
                                      ------------    -----------    ------------    ------------   -------------
Total                                   $237,105       $198,703        $  22,409      $      --        $15,993
                                      ============    ===========    ============    ============   =============

(1) Represents contractual maturity of mortgage loan on real estate owned. However, it is the Company's intention to find a buyer who will assume this obligation in the near term.

Distributions
-------------

Of the total distributions of $12,551,268 and $9,624,992 for the years ended December 31, 2003 and 2002, respectively, $666,885 ($.08 per share or 5.31%) represented a return of capital for the year ended December 31, 2003, determined in accordance with generally accepted accounting principles. There was no return of capital for the year ended December 31, 2002. As of December 31, 2003, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with generally accepted accounting principles, totaled $15,137,780. The portion of the distributions which constituted a return of capital was made in order to maintain level distributions to shareholders.

Recently Issued Accounting Standards
------------------------------------

There are no new accounting pronouncements pending adoption that would have a significant impact on the Company's consolidated financial statements. The adoption of the following pronouncements during 2003 did not have a significant impact on the consolidated financial statements:

     o FASB Statement No. 145 "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections".

     o FASB Statement No. 146, "Accounting for Costs Associated with Exit or Disposal Activities".

     o FASB Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation are included in Note 14.

     o    FASB Statement SFAS No. 148, "Accounting for Stock-Based  Compensation
          - Transition and Disclosure, an amendment of FASB Statement No. 123".

     o FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as amended and interpreted by FIN 46 (R).

     o FASB Statement SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".

     o FASB Statement SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity".

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

Item 7. Quantitative and Qualitative Disclosures About Market Risk

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

INTEREST RATE RISK

Interest rate fluctuations can adversely affect the Company's income and value of its common shares in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates.

The Company's operating results will depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's borrowings under repurchase and warehouse agreements bear interest at rates that fluctuate with LIBOR.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. During March 2003, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into an interest rate swap in order to hedge against increases in the floating interest rate on its repurchase facility. On March 25, 2003, the Company entered into a five-year interest rate swap agreement with Fleet National Bank ("Fleet") whereby the Company has agreed to pay Fleet a fixed 3.48% on a notional amount of $30 million. In return, Fleet will pay the Company a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. This effectively fixes $30 million of the Company's secured borrowings at 3.48%, protecting the Company in the event the 30-day LIBOR rate rises. A possible risk of such swap agreements is the possible inability of Fleet to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

Based on the $154.5 million unhedged portion of $184.5 million of borrowings outstanding under these facilities at December 31, 2003, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $1.6 million. However, due to the fact that the interest income from loans made under the Fleet Warehouse Facility are also based on LIBOR, a 1% increase in LIBOR would increase the Company's annual net income and cash flows from such loans by approximately $349,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

BRIDGE AND MEZZANINE LOAN RISK

The Company has originated and expects to continue to originate bridge and mezzanine loans. These types of mortgage loans are considered to involve a higher degree of risk than long-term senior mortgage lending secured by income-producing real property due to a variety of factors, including the loan becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in such loans. In addition, bridge loans and mezzanine loans may have higher loan to value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.

Item 8. Financial Statements and Supplementary Data.

                                                                         Page
                                                                       --------
(a) 1.  Financial Statements
        --------------------

        Independent Auditors' Report                                      29

        Consolidated   Balance  Sheets  as
        of December 31, 2003 and 2002                                     30

        Consolidated     Statements     of
          Income for the years ended
          December  31,  2003,   2002  and
          2001                                                            31

        Consolidated     Statements     of
          Changes in Shareholders' Equity
          for  the  years  ended  December
          31, 2003, 2002 and 2001                                         32

        Consolidated  Statements  of  Cash
          Flows for the years ended
          December  31,  2003,   2002  and
          2001                                                            33

        Notes  to  Consolidated  Financial
          Statements                                                      35

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

                          INDEPENDENT AUDITORS' REPORT



To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.


/s/ DELOITTE & TOUCHE LLP
New York, New York

March 15, 2004

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                     ASSETS

                                                                   December 31,
                                                              ----------------------
                                                                2003         2002
                                                              ---------    ---------
Investments in debt securities - available for sale           $ 167,260    $ 114,034
Real estate owned - subject to sales contracts                   51,616           --
Real estate owned - held for sale                                25,802           --
Notes receivable, net                                            35,946       25,997
Investment in ARCap                                              20,240       20,240
Investments in mortgage loans, net                               13,864       22,384
Revenue bonds - available for sale                                7,586           --
Cash and cash equivalents                                         2,028       10,404
Other assets                                                      2,765        2,004
                                                              ---------    ---------

Total assets                                                  $ 327,107    $ 195,063
                                                              =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Repurchase facilities payable                               $ 149,529    $  87,880
  Warehouse facility payable                                     34,935        8,788
  Mortgage payable on real estate owned                          15,993           --
  Interest rate derivatives                                         278           --
  Accounts payable and accrued expenses                           1,552          822
  Due to Advisor and affiliates                                     590          690
  Distributions payable                                           3,335        2,545
                                                              ---------    ---------

Total liabilities                                               206,212      100,725
                                                              ---------    ---------

Commitments and contingencies

Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 25,000,000
   shares authorized; 8,713,376 issued and 8,338,180
   outstanding in 2003 and 6,738,826 issued and 6,363,630
   outstanding in 2002                                              871          674
  Treasury shares of beneficial interest;
   375,196 shares                                                   (38)         (38)
  Additional paid-in capital                                    126,779       99,470
  Deferred compensation - stock options                             (29)          --
  Distributions in excess of net income                         (15,138)     (14,471)
  Accumulated other comprehensive income                          8,450        8,703
                                                              ---------    ---------

Total shareholders' equity                                      120,895       94,338
                                                              ---------    ---------

Total liabilities and shareholders' equity                    $ 327,107    $ 195,063
                                                              =========    =========

          See accompanying notes to consolidated financial statements.

  AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            CONSOLIDATED STATEMENTS OF INCOME
     (Dollars in thousands except per share amounts)

                                                    Years Ended December 31,
                                            ----------------------------------------
                                                2003           2002          2001
                                            -----------    -----------   -----------
Revenues:

  Interest income:
   Debt securities                          $     8,765    $     5,769   $     2,294
   Mortgage loans                                 2,597          2,050         2,773
   Notes receivable                               3,166          2,270           451
   Revenue bonds                                    151             --            --
   Temporary investments                             55             50            73
  Other income                                      776            319           107
                                            -----------    -----------   -----------

   Total revenues                                15,510         10,458         5,698
                                            -----------    -----------   -----------

Expenses:
  Interest                                        2,548          1,228         1,406
  General and administrative                        917            685           661
  Fees to Advisor                                 1,812          1,520           593
  Amortization and other                            376            379            --
                                            -----------    -----------   -----------

   Total expenses                                 5,653          3,812         2,660
                                            -----------    -----------   -----------

Other income:

  Equity in earnings of ARCap                     2,400          2,400         2,400

  Net gain (loss) on sale or repayment of
   debt securities and land parcel                 (373)           614          (251)
                                            -----------    -----------   -----------

  Total other income                              2,027          3,014         2,149
                                            -----------    -----------   -----------

  Net income                                $    11,884    $     9,660   $     5,187
                                            ===========    ===========   ===========

  Net income per share
   (basic and diluted)                      $      1.52    $      1.61   $      1.35
                                            ===========    ===========   ===========

  Weighted average
   shares outstanding
   Basic                                      7,802,957      6,017,740     3,838,630
                                            ===========    ===========   ===========
   Diluted                                    7,814,810      6,017,740     3,838,630
                                            ===========    ===========   ===========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001
                             (Dollars in thousands)

                                                                    TREASURY SHARES OF                        DEFERRED
                                     SHARES OF BENEFICIAL INTEREST  BENEFICIAL INTEREST     ADDITIONAL      COMPENSATION
                                     -----------------------------  -------------------      PAID-IN           STOCK
                                        SHARES           AMOUNT      SHARES     AMOUNT       CAPITAL          OPTIONS
                                     -----------      ------------  --------   --------   --------------    ------------

Balance at January 2001                4,213,826         $  421     (375,196)  $   (38)     $  68,841

Comprehensive income:
Net income
Other comprehensive income:
  Net unrealized holding gain
   arising during the period

Comprehensive income


Distributions
                                     ---------------------------------------------------------------------------------------

Balance at December 31, 2001           4,213,826            421     (375,196)      (38)        68,841

Comprehensive income:
Net income
Other comprehensive income:
  Unrealized holding gain arising
   during the period
Less: reclassification adjustment
   for gain included in net income

Total other comprehensive gain

Comprehensive income

Issuance of common shares              2,525,000            253                                30,629
Distributions
                                     ---------------------------------------------------------------------------------------

Balance at December 31, 2002           6,738,826            674     (375,196)      (38)        99,470

Comprehensive income:
Net income

Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives
  Unrealized holding gain arising
   during the period
Plus: reclassification adjustment
   for loss included in net income

Total other comprehensive income

Comprehensive income

Issuance of stock options                                                                          51             (51)
Deferred compensation costs                                                                                        22
Common shares issued                   1,974,550            197                                27,258
Distributions
                                     ---------------------------------------------------------------------------------------
Balance at December 31, 2003           8,713,376         $  871     (375,196)  $   (38)     $ 126,779             $(29)
                                     =======================================================================================


                                                                       ACCUMULATED
                                     DISTRIBUTIONS                        OTHER
                                       IN EXCESS      COMPREHENSIVE    COMPREHENSIVE
                                     OF NET INCOME       INCOME           INCOME          TOTAL
                                     -------------    -------------    -------------    ----------

Balance at January 2001                $ (14,126)                        $    (22)       $ 55,076

Comprehensive income:
Net income                                 5,187        $   5,187                           5,187
Other comprehensive income:
  Net unrealized holding gain
   arising during the period                                  582             582             582
                                                        ---------
Comprehensive income                                    $   5,769
                                                        =========

Distributions                             (5,566)                                          (5,566)
                                     -----------                         ------------------------

Balance at December 31, 2001             (14,505)                             560          55,279

Comprehensive income:
Net income                                 9,660        $   9,660                           9,660
Other comprehensive income:
  Unrealized holding gain arising
   during the period                                        8,757
Less: reclassification adjustment
   for gain included in net income                           (614)
                                                        ---------
Total other comprehensive gain                              8,143           8,143           8,143
                                                        ---------
Comprehensive income                                    $  17,803
                                                        =========
Issuance of common shares                                                                  30,882
Distributions                             (9,626)                                          (9,626)
                                     -----------                         ------------------------

Balance at December 31, 2002             (14,471)                           8,703          94,338

Comprehensive income:
Net income                                11,884        $  11,884                          11,884
                                                        ---------
Other comprehensive income:
  Net unrealized loss on interest
   rate derivatives                                          (278)
  Unrealized holding gain arising
   during the period                                         (348)
Plus: reclassification adjustment
   for loss included in net income                            373
                                                        ---------
Total other comprehensive income                             (253)           (253)           (253)
                                                        ---------
Comprehensive income                                    $  11,631
                                                        =========
Issuance of stock options
Deferred compensation costs                                                                    22
Common shares issued                                                                       27,455
Distributions                            (12,551)                                         (12,551)
                                     ------------------------------------------------------------
Balance at December 31, 2003           $ (15,138)                        $  8,450        $120,895
                                     ===========                         ========================

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                          Years Ended December 31,
                                                  ------------------------------------
                                                    2003         2002          2001
                                                  ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                      $  11,884    $   9,660    $   5,187

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Net loss (gain) on sale or repayment of
    debt securities and land parcel                     373         (614)         251
   Equity in earnings of ARCap, in excess of
    distributions received                               --            6         (204)
   Amortization - deferred financing costs              170            6          113
   Amortization - deferred compensation costs            22           --           --
   Amortization - loan premium and
    origination costs and fees                         (518)         (89)          40
   Accretion of discount on debt securities             157           23          (22)
   Changes in operating assets and liabilities:
    Accrued interest receivable                        (936)        (599)         111
    Other assets                                          8          743         (410)
    Due to (from) Advisor and affiliates               (100)         359         (638)
    Accounts payable and accrued expenses                91         (586)       1,069
    Accrued interest payable                            639           39           (6)
                                                  ---------    ---------    ---------
  Net cash provided by operating activities          11,790        8,948        5,491
                                                  ---------    ---------    ---------

Cash flows from investing activities:
  Net proceeds from sale of land                         37           --           --
  Funding of mortgage loans                          (4,053)      (4,711)     (24,813)
  Repayment of mortgage loans                         9,463           --        9,245
  Purchase of mortgage loans                        (46,627)          46           85
  Funding of notes receivable                       (23,906)     (22,307)      (9,959)
  Loan orgination fees on mortgage loans
    net of acquisition expenses)                        187          169          152
  Repayment of notes receivable                       5,746        7,683           --
  Principal repayments of debt securities             8,539          526          346
  Investment in debt securities                     (62,290)     (55,768)      (6,506)
  Additions to real estate owned                     (3,166)          --           --
  Investment in revenue bonds                        (7,586)          --           --
                                                  ---------    ---------    ---------
  Net cash used in investing activities            (123,656)     (74,362)     (31,450)
                                                  ---------    ---------    ---------
                                                                        (continued)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (continued)

                                                          Years Ended December 31,
                                                  ------------------------------------
                                                    2003         2002          2001
                                                  ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from repurchase facilities payable       115,818      100,750       62,030
  Proceeds from warehouse facility payable           26,147        8,788           --
  Repayments of repurchase facilities payable       (54,169)     (56,480)     (31,076)
  Increase in deferred financing costs                   --         (669)         (43)
  Distributions paid to shareholders                (11,761)      (8,471)      (5,566)
  Issuance of common shares                          27,455       30,882           --
                                                  ---------    ---------    ---------

  Net cash provided by financing activities         103,490       74,800       25,345
                                                  ---------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                        (8,376)       9,386         (614)

Cash and cash equivalents at the beginning
  of the year                                        10,404        1,018        1,632
                                                  ---------    ---------    ---------

Cash and cash equivalents at the end of
  the year                                        $   2,028    $  10,404    $   1,018
                                                  =========    =========    =========

Supplemental information:
Interest paid                                     $   2,546    $   1,163    $   1,412
                                                  =========    =========    =========

Conversion of mortgage loans to debt securities

Increases in debt securities                                                $  37,444
Decrease in mortgage loans                                                    (37,444)
                                                                            ---------
                                                                            $      --
                                                                            ---------

Conversion of mortgage loans to real estate owned:

Increase in real estate owned                     $  72,748
Decrease in mortgage loans                          (49,808)
Decrease in notes receivable                         (6,947)
Increase in mortgage loan on real estate            (15,993)
                                                  ---------

                                                  $      --
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

The Company's business plan focuses on originating and acquiring mortgages secured by multifamily properties, which may take the form of government insured first mortgages, insured mortgage pass-through certificates or insured mortgage backed securities, and uninsured mezzanine loans, construction loans, and bridge loans. Additionally, the Company has indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages. The Company also issues guarantees of construction and permanent financing and makes standby loan commitments.

The Company is governed by a board of trustees comprised of three independent trustees and two non-independent trustees who are affiliated with CharterMac, an American Stock Exchange listed company. The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of CharterMac, to manage its day-to-day affairs. The Advisor has subcontracted with Related Capital Company ("Related"), a subsidiary of CharterMac, to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations and public relations services.

Effective November 17, 2003, CharterMac, an affiliate of the Advisor, acquired Related, which included the Advisor. This acquisition did not affect the Company's day-to-day operations or the services provided to the Company by the Advisor. Ownership of the Advisor was transferred to CharterMac, but management of the Advisor remained unchanged as the principals of Related who managed the Advisor became executive officers of CharterMac and remain executive officers of the Advisor.

The consolidated financial statements include the accounts of the Company and three wholly-owned subsidiaries which it controls: AMAC Repo Seller, LLC, AMAC/FM Corporation ("AMAC/FM") and AMAC Credit Facility, LLC. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, the "Company" as hereinafter used, refers to American Mortgage Acceptance Company and its subsidiaries.

Effective October 2003, the Company dissolved AMAC/FM due to the assignment of all rights and obligations under the Fannie Mae loan program to PW Funding Inc. (see Note 15). AMAC/FM was formed to manage this program.

NOTE 2 - Significant Accounting Policies

a)  Basis of Presentation

The consolidated financial statements of the Company are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b) Investments in Mortgage Loans and Notes Receivable

Mortgage loans and notes receivable are intended to be held to maturity and, accordingly, are carried at cost, net of unamortized loan origination costs and fees.

The Company's mezzanine investments bear interest at fixed or variable rates, but certain of these investments also include provisions that allow the Company to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. At the inception of each such investment, Company management must determine whether such investment should be accounted for as a loan, joint venture or as real estate, using the guidance contained in the Third Notice to Practitioners issued by the American Institute of Certified Public Accountants ("AICPA"). Although the accounting methodology does not affect the Company's cash flows from these investments, this determination affects the balance sheet classification of the investments as well as the classification, timing and amounts of reported earnings.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

c) Investments in Debt Securities

The Company accounts for its investments in GNMA and FNMA DUS certificates under the provisions of SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities".

At the date of acquisition, the Company elected to designate its GNMA and FNMA DUS certificates as available-for-sale debt securities. Available-for-sale securities are carried at fair value with net unrealized gain (loss) reported as a separate component of other comprehensive income until realized. The Company uses third party quoted market prices as its primary source of valuation information. A decline in the market value of any available-for-sale security below cost that is deemed other than temporary is charged to earnings resulting in the establishment of a new cost basis for the security. Premiums and discounts are amortized or accreted over the life of the related security as an adjustment to interest income using the effective yield method. Realized gains and losses on securities are included in earnings and are recorded on the trade date and calculated as the difference between the amount of cash received and the amortized cost of the specific GNMA and FNMA DUS certificate, including unamortized discounts or premiums.

d)  Investments in Revenue Bonds

The Company accounts for its investments in revenue bonds as available-for-sale debt securities under the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Accordingly, the revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

In most cases, the Company has a right to require redemption of the revenue bonds prior to their maturity, although it can and may elect to hold them up to their maturity dates unless otherwise modified. As such, SFAS 115 requires the Company to classify these investments as "available-for-sale." Accordingly, investments in revenue bonds are carried at their estimated fair values, with unrealized gains and losses reported in other comprehensive income.

If, in the judgment of the Advisor, it is determined probable that the Company will not receive all contractual payments required, when they are due, the bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

Because Revenue Bonds have a limited market, the Company estimates fair value for each bond as the present value of its expected cash flows using a discount rate for comparable investments. This process is based upon projections of future economic events affecting the real estate collateralizing the bonds, such as property occupancy rates, rental rates, operating cost inflation, market capitalization rates and upon determination of an appropriate market rate of interest, all of which are based on good faith estimates and assumptions developed by the Advisor. Changes in market conditions and circumstances may occur which would cause these estimates and assumptions to change; therefore, actual results may vary from the estimates and the variance may be material.

e)  Real Estate Owned

Real estate owned consists of properties that the Company took possession of by exercising its rights under subordinated promissory notes and other documents. In some cases, the Company also purchased the first mortgage loans on the properties before foreclosing on the real estate collateral. The Company records these properties at the lower of fair value of the real estate, less estimated

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

disposal costs, or the carrying amount of the loan. The determination of fair value of the real estate is based on independent appraisals. When the foreclosure process is complete and the property is owned by the Company, the net income or loss from operations of the property is included in other income. It is the Company's intent to sell those properties in the near term. Accordingly, real estate owned is not depreciated.

f) Investment in ARCap

The Company's preferred equity investment in ARCap Investors, LLC ("ARCap") is accounted for using the equity method because the Company has the ability to exercise significant influence, but not control, over ARCap's operating and financial policies.

g)  Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and temporary investments in short-term instruments with original maturity dates equal to or less than three months.

h) Loan Origination Costs and Fees

Acquisition fees and other direct expenses incurred for activities performed to originate mortgage loans have been capitalized and are included in Investment in Mortgage Loans in the balance sheets, net of any fees received from borrowers for loan originations. Loan origination costs and fees are being amortized to interest income using the effective yield method over the lives of the respective mortgages.

i)  Revenue Recognition

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

     o INTEREST INCOME ON DEBT SECURITIES - Interest on GNMA and FNMA DUS certificates is recognized on the accrual basis as it becomes due. Interest income also includes the amortization or accretion of premiums and discounts arising at the purchase date, using the effective yield method.

     o    INTEREST  INCOME ON  TEMPORARY  INVESTMENTS  -  Interest  income  from
          temporary   investments,   such  as  cash  in  banks  and   short-term
          instruments, is recognized on the accrual basis as it becomes due.

     o INTEREST INCOME ON REVENUE BONDS - Interest income from revenue bonds is recognized on the accrual basis as it becomes due.

     o EQUITY IN EARNINGS OF ARCAP - The Company's equity in the earnings of ARCap Investors, LLC ("ARCap") is accrued at the Company's preferred dividend rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

     o INCOME FROM REAL ESTATE OWNED - Income or loss from the operations of real estate owned is accrued monthly and included, net, in other income.

     o STANDBY LOAN COMMITMENT FEES - The Company receives fees for issuing standby loan commitments. If the Company does not expect to fund the commitment, the commitment fee is recognized, in other income, ratably over the commitment period. If it is determined that it is possible or probable that a commitment will be exercised, such fees are deferred and, if the commitment is exercised, amortized over the life of the loan as an adjustment to interest income or, if the commitment expires unexercised, recognized as other income upon expiration of the commitment.

     o STABILIZATION GUARANTEE AND LOAN ADMINISTRATION FEES - The Company receives fees from borrowers for guaranteeing construction loans made by third-party lenders. The Company guarantees the loan during the period between construction completion and funding of the permanent loan. These fees are received in advance and are deferred and amortized into other income over the guarantee period. The Company also receives loan administration fees on these guaranteed loans, on a monthly basis during the guarantee period. These fees are recognized in other income as they become due.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     o LOSS SHARING/GUARANTEE FEES - The Company received loss sharing/guarantee fees related to the FNMA DUS program (see Note 14). These fees were received monthly and recognized in other income as they become due.

j) Repurchase Facilities Payable

The Company finances its investments in GNMA and FNMA DUS certificates using repurchase facilities. Under such facilities, the certificates are sold to a counterparty under an agreement requiring the Company to repurchase such certificates for a fixed price on a fixed date, generally 30 days from sale date. These transactions are accounted for as collateralized borrowings.
Accordingly, the certificates remain on the Company's consolidated balance sheet, with the proceeds from the sales included on the consolidated balance sheet as "Repurchase Facilities Payable". The difference between the sales proceeds and the fixed repurchase price is recorded as interest expense ratably over the period between the sale and repurchase.

k) Fair Value of Financial Instruments

As described above, the Company's debt securities, revenue bonds, and interest rate derivatives are carried at estimated fair values. The Company has determined that the fair value of its remaining financial instruments, including its mortgage loans and cash and cash equivalents, notes receivable, and secured borrowings approximate their carrying values at December 31, 2003 and 2002. The fair value of investments in mortgage loans, revenue bonds, notes receivable, and GNMA and FNMA DUS certificates are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

l)  Interest Rate Derivative

The Company accounts for its interest rate swap agreement under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Standards No. 133". At the inception, the Company designated this interest rate swap as a cash flow hedge on the variable interest payments in its floating rate financing. Accordingly, the interest rate swap is recorded at fair market value each accounting period, with changes in market value being recorded in other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. This hedge has been highly effective, so there has been no ineffectiveness included in earnings. Net amounts receivable or payable under the swap agreement are recorded as adjustments to interest expense.

m)  Income Taxes

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

During 2003, the Company declared distributions of $1.60 per share. For federal income tax purposes, the Company's distribution totaled $1.60, all of which was reported as ordinary income to shareholders for 2003.

n)  Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income," requires the Company to classify items of "other comprehensive income", such as unrealized gains and losses on its investment in GNMA and FNMA DUS certificates, revenue bonds and interest rate derivatives by their nature in the financial statements and display the accumulated balance of other comprehensive income (loss) separately from shareholders' equity in the shareholders' equity section of the balance sheets. In accordance with SFAS No. 130, cumulative unrealized gains and losses on such instruments are classified as accumulated other comprehensive income in shareholders' equity and current period unrealized gains and losses are included as a component of comprehensive income.

o)  Segment Information

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


p) New Accounting Pronouncements

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantors' Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". The Interpretation elaborates on the disclosures to be made by a guarantor in its financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The disclosure provisions of this Interpretation are included in Note 14. The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002.

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

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which was amended and interpreted through issuance of FIN 46 (R) in December of 2003. This Interpretation clarifies the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The Company has determined that it has no variable interests in variable interest entities requiring consolidation under FIN 46 or FIN 46 (R).

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

q)  Reclassifications

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - Investments in Debt Securities - Available for Sale

Information relating to debt securities owned by the Company as of December 31, 2003 is as follows:
(Dollars in thousands)

                                                Date Purchased/                         Amortized
                                 Certificate         Final            Stated             Cost at
Name                               Number        Payment Date      Interest Rate    December 31, 2003
-------------------              -----------    ---------------    -------------    -----------------
GNMA CERTIFICATES

Western Manor (1)                    355540         7/27/94            7.125%           $    2,457
                                                    3/15/29

Copper Commons (2)                   382486         7/28/94            8.500%                   --
                                                    8/15/29

SunCoast Capital Group,Ltd. (1)     G002412         6/23/97            7.000%                  232
                                                    4/20/27

Elmhurst Village (1)                 549391         6/28/01            7.745%               21,594
                                                    1/15/42

Reserve at Autumn Creek (1)(3)       448748         6/28/01            7.745%               15,962
                                                    1/15/42

Casitas at Montecito (4)             519289         3/11/02            7.300%                   --
                                                   10/15/42

Village  at  Marshfield (1)          519281         3/11/02            7.475%               21,371
                                                    1/15/42

Cantera Crossing (1)                 532663         3/28/02            6.500%                6,419
                                                     6/1/29

Filmore Park (1)                     536740         3/28/02            6.700%                1,432
                                                   10/15/42

Northbrooke (1)                      548972         5/24/02            7.080%               14,018
                                                     8/1/43

Ellington Plaza (1)                  585494         7/26/02            6.835%               27,447
                                                     6/1/44

Burlington (1)                       595515         11/1/02            5.900%                6,814
                                                    4/15/31
FNMA DUS CERTIFICATES

Cambridge (1)                        385971         4/11/03            5.560%                3,665
                                                     3/1/33

Bayforest (1)                        381974         4/21/03            7.430%                4,305
                                                    10/1/28

Coventry Place (1)                   384920          5/9/03            6.480%                  791
                                                     3/1/32

Rancho de Cieto (1)                  385229         5/13/03            6.330%                2,608
                                                     9/1/17

Elmwood Gardens (1)                  386113         5/15/03            5.350%                5,545
                                                     5/1/33

30 West (1)                          380751         5/27/03            6.080%                1,362
                                                    10/1/16

Jackson Park (1)                     386139         5/30/03            5.150%                2,777
                                                     6/1/18


                                    Unrealized                              Earned Applicable
                                  Gain (Loss) at          Balance at        to the Year Ended
Name                             December 31, 2003     December 31, 2003    December 31, 2003
-------------------              -----------------     -----------------    -----------------
GNMA CERTIFICATES

Western Manor (1)                    $    (22)             $    2,435           $   193


Copper Commons (2)                         --                      --                17


SunCoast Capital Group,Ltd. (1)            11                     243                25


Elmhurst Village (1)                    3,329                  24,923             1,675


Reserve at Autumn Creek (1)(3)             --                  15,962             1,238


Casitas at Montecito (4)                   --                      --                70


Village  at  Marshfield (1)             1,082                  22,453             1,439


Cantera Crossing (1)                      747                   7,166               395


Filmore Park (1)                          152                   1,584                85


Northbrooke (1)                         1,824                  15,842               905


Ellington Plaza (1)                     2,420                  29,867             1,175


Burlington (1)                            288                   7,102               397

FNMA DUS CERTIFICATES

Cambridge (1)                             (83)                  3,582               142


Bayforest (1)                             (61)                  4,244               178


Coventry Place (1)                        (24)                    767                28


Rancho de Cieto (1)                       (78)                  2,530                79


Elmwood Gardens (1)                      (145)                  5,400               182


30 West (1)                               (89)                  1,273                37


Jackson Park (1)                          (44)                  2,733                82


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                Date Purchased/                         Amortized
                                 Certificate         Final            Stated             Cost at
Name                               Number        Payment Date      Interest Rate    December 31, 2003
-------------------              -----------    ---------------    -------------    -----------------
Courtwood (1)                        386274        6/26/03             4.690%              1,765
                                                   6/1/33

Sultana (1)                          386259        6/30/03             4.650%              4,104
                                                   6/1/23

Buena (1)                            386273        6/30/03             4.825%              3,053
                                                   6/1/33

Allegro (1)                          386324        6/30/03             5.380%              2,574
                                                   7/1/33

Village West (1)                     386243        6/30/03             4.910%                786
                                                   6/1/21

Westwood/Monterey (1)                386421        9/15/03             5.090%              2,720
                                                   8/1/33

Euclid (1)                           386446        9/15/03             5.310%              2,374
                                                   8/1/33

Edgewood (1)                         386458        9/15/03             5.370%              2,358
                                                   9/1/33
                                                                                        --------

Total                                                                                   $158,533
                                                                                        ========


                                    Unrealized                              Earned Applicable
                                  Gain (Loss) at          Balance at        to the Year Ended
Name                             December 31, 2003     December 31, 2003    December 31, 2003
-------------------              -----------------     -----------------    -----------------

Courtwood (1)                           (147)                 1,618                42


Sultana (1)                             (293)                 3,811                96


Buena (1)                               (245)                 2,808                71


Allegro (1)                              (42)                 2,532                69


Village West (1)                         (41)                   745                19


Westwood/Monterey (1)                     80                  2,800                46


Euclid (1)                                55                  2,429                40


Edgewood (1)                              53                  2,411                40

                                     ---------------------------------------------------

Total                                $ 8,727               $167,260             $8,765
                                     ===================================================

(1) These GNMA and FNMA DUS certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facility (see Note 9).
(2) This GNMA certificate was repaid in April 2003 at par. There was no gain or loss recognized.
(3) In January 2004, the Company received proceeds in the approximate amount of $14.5 million from HUD in relation to the paydown of the Reserve at Autumn Creek GNMA certificate. This paydown approximated 90% of the total outstanding balance of the underlying mortgage loan, which was the initial payment pursuant to the FHA insurance claim made by the Company when the borrower missed debt service payments. The remaining balance of approximately $1.5 million is expected to be received in the second quarter 2004, from the remaining amounts of the insurance and potentially the guarantee from GNMA.
(4) This GNMA certificate was repaid in March 2003 at par. As a result of the repayment, the Company realized a loss of approximately $391,000 due to the unamortized balance of the premium that was recorded when the GNMA certificate had been purchased.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost, unrealized gain and fair value for the investment in debt securities at December 31, 2003 and 2002 were as follows:

                             (Dollars in thousands)

                                                December 31,
                                            -------------------
                                              2003       2002
                                            --------   --------
                      Amortized cost        $158,533   $105,331
                      Net unrealized gain      8,727      8,703
                                            --------   --------
                      Fair value            $167,260   $114,034
                                            ========   ========

For the year ended December 31, 2003, there were gross unrealized gains and losses of approximately $10,040,000 and approximately $1,313,000 respectively, on debt securities. For the year ended December 31, 2002, there were gross unrealized gains and losses of approximately $8,730,000 and approximately $27,000, respectively, on debt securities.

Due to the complexity of the GNMA and FNMA DUS structure and the uncertainty of future economic events and other factors that affect interest rates and mortgage prepayments, it is not possible to predict the effect of future events upon the yield to maturity or the market value of the debt securities upon any sale or other disposition or whether the Company, if it chose to, would be able to reinvest proceeds from prepayments at favorable rates relative to the coupon rate.

The fair value and gross unrealized losses of the Company's debt securities aggregated by length of time that individual debt securities have been in a continuous unrealized loss position, at December 31, 2003, is summarized in the table below:

                             (Dollars in thousands)

                                Less than          12 Months
                                12 Months           or More              Total
-------------------------------------------------------------------------------

Fair value                       $34,480               --               $34,480
Gross unrealized loss            $ 1,313               --               $ 1,313

Of the Company's portfolio of debt securities, 13 are in an unrealized loss position at December 31, 2003. All of these securities have been in an unrealized position for less than one year. These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of these securities. All of the debt securities are performing according to their terms. Accordingly, the Company has concluded that these impairments are not other than temporary.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 4 - Investments in Mortgage Loans

Information relating to the Company's investments in mortgage loans as December 31, 2003 is as follows:
(Dollars in thousands)

                                                                   Final
                                                                  Maturity                                        Lifetime
Property                                          Description       Date      Call Date (A)   Interest Rate    Interest Cap (C)
-------                                           -----------     --------    ------------    -------------    ---------------
FIRST MORTGAGE LOANS:
  Stony Brook II
   East Haven, CT                                  125 Units         6/37         12/06              7.625%          N/A
  Sunset Gardens
   Eagle Pass, TX                                   60 Units         6/04          N/A               11.50%          N/A
  Alexandrine (H)
   Detroit, MI                                      30 Units        12/03          N/A               11.00%          N/A
  Desert View (I)
   Coolidge, AZ                                     45 Units         5/04          N/A               11.00%          N/A

Subtotal First Mortgage Loans

MEZZANINE LOANS (J):

Stabilized Properties
---------------------
  Stony Brook II
   East Haven, CT                                  125 Units         6/37         12/06           15.33%(B)          16%
  Plaza at San Jacinto (K)
   Houston, TX                                     132 Units         1/43          6/11           11.40%(B)          16%

Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------
  The Hollows (L)
   Greenville, NC                                  184 Units         1/42          1/12           10.00%(B)          16%
  Elmhurst Village (M)(N)
   Oveido, FL                                      313 Units         1/42          3/19           10.00%(B)          16%
  The Reserve at Autumn Creek (K)(M)(N)
   Friendswood, TX                                 212 Units         1/42          9/14           10.00%(B)          16%
  Club at Brazos (L)(O)
   Rosenberg, TX                                   200 Units         5/43          4/13           10.00%(B)          14%
  Northbrooke (M)(N)
   Harris County, TX                               240 Units         8/43          7/13           11.50%(B)          14%

Subtotal Properties in Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------
  Del Mar Villas
   Dallas, TX                                      260 Units         4/04          N/A         LIBOR+4.625%          (P)
  Mountain Valley
   Dallas, TX                                      312 Units        11/04          N/A         LIBOR+4.750%          (P)
  Villas at Highpoint
   Lewisville, TX                                  304 Units         4/33          TBD               14.57%          N/A

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans


                                                                           Share of
                                                      Share of          Excess Sale or
                                                   Excess Operating       Refinancing       Periodic
Property                                              Cash Flows           Proceeds       Payment Terms      Prior Liens
-------                                           -----------------     --------------    -------------     -------------
FIRST MORTGAGE LOANS:
  Stony Brook II
   East Haven, CT                                        N/A                 N/A               (F)                 --
  Sunset Gardens
   Eagle Pass, TX                                        N/A                 N/A               (G)                 --
  Alexandrine (H)
   Detroit, MI                                           N/A                 N/A               (G)                 --
  Desert View (I)
   Coolidge, AZ                                          N/A                 N/A               (G)                 --

Subtotal First Mortgage Loans

MEZZANINE LOANS (J):

Stabilized Properties
---------------------
  Stony Brook II
   East Haven, CT                                        40%                 35%               (F)                 --
  Plaza at San Jacinto (K)
   Houston, TX                                           50%                 50%               (G)                 --

Subtotal Stabilized Mezzanine Loans

Properties in Lease-Up
----------------------
  The Hollows (L)
   Greenville, NC                                        50%                 25%               (G)            $ 8,880
  Elmhurst Village (M)(N)
   Oveido, FL                                            50%                 25%               (G)             21,594
  The Reserve at Autumn Creek (K)(M)(N)
   Friendswood, TX                                       50%                 25%               (G)             15,993
  Club at Brazos (L)(O)
   Rosenberg, TX                                         50%                 25%               (G)             13,342
  Northbrooke (M)(N)
   Harris County, TX                                     50%                 50%               (G)             13,871

Subtotal Properties in Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------
  Del Mar Villas
   Dallas, TX                                            N/A                 N/A               (G)              5,554
  Mountain Valley
   Dallas, TX                                            N/A                 N/A               (G)              6,306
  Villas at Highpoint
   Lewisville, TX                                        N/A                 N/A               (G)             18,800

Subtotal Properties in Construction/Rehabilitation

Subtotal Mezzanine Loans

Total Mortgage Loans


                                                                                                               Interest
                                                      Outstanding                           Carrying       Earned Applicable
                                                    Face Amounts of      Unamortized        Amount of      to the Year Ended
Property                                             Mortgages (D)      Costs and Fees    Mortgages (E)    December 31, 2003
-------                                             ----------------    --------------    ------------     -----------------
FIRST MORTGAGE LOANS:
  Stony Brook II
   East Haven, CT                                       $    --             $    --          $    --            $   497
  Sunset Gardens
   Eagle Pass, TX                                         1,479                  --            1,479                182
  Alexandrine (H)
   Detroit, MI                                              342                  --              342                 38
  Desert View (I)
   Coolidge, AZ                                             960                  --              960                 69
                                                        ---------------------------------------------------------------
Subtotal First Mortgage Loans                             2,781                  --            2,781                786
                                                        ---------------------------------------------------------------
MEZZANINE LOANS (J):

Stabilized Properties
---------------------
  Stony Brook II
   East Haven, CT                                            --                  --               --                527
  Plaza at San Jacinto (K)
   Houston, TX                                               --                  --               --                 39
                                                        ---------------------------------------------------------------
Subtotal Stabilized Mezzanine Loans                          --                  --               --                566
                                                        ---------------------------------------------------------------
Properties in Lease-Up
----------------------
  The Hollows (L)
   Greenville, NC                                         1,549                (133)           1,416                174
  Elmhurst Village (M)(N)
   Oveido, FL                                             2,784                (391)           2,483                320
  The Reserve at Autumn Creek (K)(M)(N)
   Friendswood, TX                                           --                  --               --                 36
  Club at Brazos (L)(O)
   Rosenberg, TX                                          1,962                 (75)           1,887                200
  Northbrooke (M)(N)
   Harris County, TX                                      1,500                (133)           1,367                177
                                                        ---------------------------------------------------------------
Subtotal Properties in Lease-Up
                                                          7,885               (732)            7,153                907
                                                        ---------------------------------------------------------------
Properties in Construction/Rehabilitation
-----------------------------------------
  Del Mar Villas
   Dallas, TX                                               765                  --              765                 46
  Mountain Valley
   Dallas, TX                                               776                  --              776                 47
  Villas at Highpoint
   Lewisville, TX                                         2,574                (185)           2,389                245
                                                        ---------------------------------------------------------------
Subtotal Properties in Construction/Rehabilitation        4,115                (185)           3,930                338
                                                        ---------------------------------------------------------------
Subtotal Mezzanine Loans                                 12,000                (917)          11,083              1,811
                                                        ---------------------------------------------------------------
Total Mortgage Loans                                    $14,781             $  (917)         $13,864            $ 2,597
                                                        ===============================================================


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

(D) As of December 31, 2003, all interest payments on the mortgage loans are current, except as noted.

(E) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(F) The Stonybrook II first mortgage loan and mezzanine loan were repaid in January 2003.

(G)  Interest only payments are due monthly, with loan balance due at maturity.

(H) The first mortgage loan, which matured in December 2003, did not pay off the outstanding balance at the maturity date, which caused the loan to be in default. The Company is currently in the process of determining the necessary steps needed to be taken to protect its investment. The Company has obtained an independent appraisal for the property underlying the mortgage. The appraisal indicates that the value of the property exceeds the carrying amount of the first mortgage loan on the property. Accordingly, the Company has not recorded an allowance for probable losses on this loan.

(I) Loan purchased in April 2003 in connection with the performance under a guarantee made by the Company.

(J) The principal balance of the mezzanine loans is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loans are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(K)  These  mezzanine  loans have been  reclassified to real estate owned -- see
     Note 7.

(L) The Company does not have an interest in the first lien position relating to this mezzanine loan.

(M) The Company has an interest in the first lien position relating to this mezzanine loan.

(N) The first mortgage loans related to these properties were converted from participations in FHA loans to ownership of the GNMA certificates and are held by the Company - see Note 3.

(O) The funding of this mezzanine loan is based on property level operational achievements.

(P)  Interest cap on these loans is the maximum rate permitted by law.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Further information relating to investments in mortgage loans for the years ended December 31, 2003, 2002 and 2001 is as follows:
(Dollars in thousands)

                                                          2003        2002        2001
                                                        --------    --------    --------
Reconciliation of mortgage loans:
Balance at beginning of period                          $ 22,384    $ 17,799    $ 31,829
Advances made during the period                            4,053       4,711      24,813
Conversion of mortgage loans to GNMA certificates             --          --     (37,444)
Conversion of mortgage loans to real estate owned         (3,181)         --          --
Loan origination fees (net of acquisition
  expenses)                                                 (187)       (169)       (152)
Proceeds from repayment of mortgage loans                 (9,463)         --      (9,245)
Periodic principal payments of mortgage loans                 --         (46)        (85)
Consolidation of previously unconsolidated subsidiary         --          --       8,374
Excess(deficiency) of proceeds over carrying value of
  mortgage loans                                              --          --        (251)
Amortization and accretion -- net                            258          89         (40)
                                                        --------    --------    --------

Investments in mortgage loans - December 31,            $ 13,864    $ 22,384    $ 17,799
                                                        ========    ========    ========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Investment in ARCap

The Company owns 800,000 preferred equity units of ARCap, with a face amount of $25 per unit, representing a 7.41% ownership and voting interest. The preferred equity units are convertible, at the Company's option, into ARCap common units. If converted into common units, the conversion price is equivalent to $25 per unit, subject to certain adjustments. Also, if not already converted, for a period of sixty days following the fifth anniversary of the first closing date, which will be August 4, 2005, the preferred equity units are convertible, at the Company's option, into a three-year note bearing interest at 12% that would be junior to all of ARCap's then existing indebtedness. The preferred equity units are also redeemable, at the option of ARCap, up until the fifth anniversary of the first closing date.

Through the Company's convertible preferred membership interests in ARCap, it has a substantial indirect investment in commercial mortgage backed securities ("CMBS") owned by ARCap. ARCap was formed in January 1999 by REMICap, an experienced CMBS investment manager, and Apollo Real Estate Investors, the real estate arm of one of the country's largest private equity investors. As of December 31, 2003, ARCap had approximately $1.1 billion in assets, including investments of approximately $1.0 billion of CMBS. Multifamily properties underlie approximately one-third of ARCap's CMBS.

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

ARCap has shifted its focus to CMBS fund management, whereby ARCap manages CMBS investment funds raised from third-party investors. ARCap is generally a minority investor in these funds. ARCap thereby diversifies its revenue base by increasing its proportion of revenue derived from fees as opposed to interest income.

Summarized information for ARCap as of December 31, 2003 and 2002, and the years then ended is as follows:

                                                  2003                2002
                                            -----------------   -----------------
                                            ($'s in millions)   ($'s in millions)
Investment securities - available for sale       $  739              $   --
Investment securities - trading                     282                 799
Other assets                                         29                  24
                                                 ------              ------
Total assets                                     $1,050              $  823
                                                 ======              ======

Repurchase agreements and long-term debt         $  625              $  392
Other liabilities                                   215                 206
Members' equity                                     210                 225
                                                 ------              ------
Total liabilities and equity                     $1,050              $  823
                                                 ======              ======

Total revenues                                   $  115              $   96
Total expenses                                       99                  65
                                                 ------              ------
Net income                                       $   16              $   31
                                                 ======              ======

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Bridge Loans/Notes Receivable

The Company's notes receivable are collateralized by equity interests in the owner of the underlying property and consist of the following as of December 31, 2003:

                             (Dollars in thousands)

                                                                                     Remaining
                                             Outstanding                             Committed
                                              Principal    Unamortized    Carrying   Balance to    Interest
Property                 Location              Balance         Fees        Amount     Fund (1)       Rate              Maturity
----------------------------------------------------------------------------------------------------------------------------------
Parwood (2)              Long Beach, CA       $  2,683      $    2      $  2,681      $   567           11.00%        January 2004
Noble Towers (2)(3)      Oakland, CA             3,581          30         3,551        3,719            9.75%           July 2005
Clarks Crossing (2)      Laredo, TX              1,074          --         1,074           --           12.00%          April 2004
Desert View (2)          Coolidge, AZ               20          --            20           --           11.00%            May 2004
Valley View (2)          North LittleRock, AR      400          --           400           --           12.00%           July 2004
Georgia King (2)         Newark, NJ              1,495          25         1,470            5           11.50%            May 2004
Reserve at Thornton (2)  Thornton, CO              260           9           251          690           11.00%         August 2006
Concord at Gessner Land  Houston, TX               188          --           188           --            8.00%       December 2008
Del Mar Villas (4)       Dallas, TX              5,554           8         5,546           --   LIBOR + 4.625%(5)       April 2004
Mountain Valley (4)      Dallas, TX              6,306          30         6,276           --   LIBOR + 4.750%(5)    November 2004
Baywoods (4)             Antioch, CA            10,990          40        10,950           --   LIBOR + 4.000%(5)       March 2005
Oaks of Baytown (4)      Baytown, TX             2,337          16         2,321        1,488   LIBOR + 4.500%(5)      August 2005
Quay Point (4)           Houston, TX             1,223           5         1,218           --   LIBOR + 3.600%(5)      August 2005
                                              ===============================================
    Total                                      $36,111        $165       $35,946      $6,469
                                              ===============================================

(1)  Funded on an as needed basis.
(2) These loans are to limited partnerships who are affiliated with the Advisor (see Note 11).
(3) Affiliate of the Advisor has provided a full guarantee on the payment of principal and interest due on this note.
(4) Pledged as collateral in connection with warehouse facility with Fleet National Bank (see Note 10).
(5)  30-day LIBOR at December 31, 2003 was 1.12%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7- Real Estate Owned

The Company foreclosed on several mortgage loans and notes receivable during 2003. The Company's real estate owned at December 31, 2003 consisted of the following:

                             (Dollars in thousands)


                                                                                    Carrying Value
                                                                                        as of
                                                  Number of                          December 31,
                                                    Units          Location              2003
                                                  ---------    ---------------     ---------------
Real estate owned -- subject to sales contracts
-----------------------------------------------

     Concord at Little York (1)                       276          Houston, TX           $16,274
     Concord at Gessner (2)                           288          Houston, TX            17,194
     Concord at Gulfgate (3)                          288          Houston, TX            18,148
                                                   ------                                -------

     Total real estate owned -
       subject to sales contracts                     852                                $51,616
                                                   ======                                =======

Real estate owned -- held for sale
----------------------------------

     Reserve at Autumn Creek (5)                      212      Friendswood, TX           $17,924
     Plaza at San Jacinto (4)                         132         La Porte, TX             7,878
                                                   ------                                -------

     Total real estate owned -
       held for sale                                  344                                $25,802
                                                   ======                                =======


(1) The property underlying the note receivable secured by the Concord at Little York partnership interests missed required debt service payments beginning with the May 2003 payment, causing the note to be in default. The Company stopped accruing interest on the note receivable. During July 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Concord at Little York property. The Company had provided a $3.5 million mezzanine loan to the owner of the property in February 2002. The Company paid an additional approximate amount of $11.7 million to purchase the first mortgage loan on the property. On August 4, 2003, the Company acquired the real estate of the property at a foreclosure auction. Based on an independent appraisal, the Company concluded that the fair value of the property, less expected disposal costs, was in excess of the carrying amounts of the loans. As such, the Company believes that no reserve for impairment is necessary at this time. On October 27, 2003, the Company sold the property for approximately $16.4 million to a qualified 501(c)(3) entity, which qualifies for a real estate tax abatement. In order to expedite the closings and ensure the 501(c)(3) entity would receive the real estate tax abatement prior to January 1, 2004, the Company provided 100% financing to the 501(c)(3) entity via a bridge loan, which matures in April 2005. The 501(c)(3) entity will pay the Company 100% of the property's cash flow until the property is fully leased, stabilized, and permanent financing is in place. The Company is working with the 501(c)(3) entity to obtain third party permanent financing for the property. If there is a gap between the permanent mortgage amount and the bridge loan, the Company intends to provide mezzanine financing. Due to the fact that the Company provided 100% financing to the buyer, this transaction did not constitute a sale in accordance with GAAP. Therefore, the Company continues to classify the property as real estate owned on the consolidated balance sheet. Income from operations of the property in the approximate amount of $162,000 is recorded in other income on the 2003 consolidated statement of income.

(2) The property underlying the note receivable secured by the Concord at Gessner partnership interests missed required debt service payments beginning with the May 2003 payment, causing the note to be in default. The Company stopped accruing interest on the note receivable. During July 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Concord at Gessner property. The Company had provided a $1.5 million mezzanine loan to the owner of the property in March 2003. The Company paid an additional approximate amount of $14.2 million to purchase the first mortgage loan on the property. On August 4, 2003, the Company acquired the real estate of the property at a foreclosure auction. Based on an independent appraisal, the Company concluded that the fair value of the property, less expected disposal costs, was in excess of the carrying amounts of the loans. As such, the Company believes that no reserve for impairment is necessary at this time. On October 27, 2003, the Company sold the property for approximately $17.5 million to a qualified 501(c)(3) entity, which qualifies for a real estate tax abatement. In order to expedite the closings and ensure the 501(c)(3) entity would receive the real estate tax abatement prior to January 1, 2004, the Company provided 100% financing to the 501(c)(3) entity via a bridge loan, which matures in April 2005. The 501(c)(3) entity will pay the Company 100% of the property's cash flow until the property is fully leased, stabilized, and permanent financing is in place. The Company is working with the 501(c)(3) entity to obtain third party permanent financing for the property. If there is a gap between the permanent mortgage amount and the bridge loan, the Company intends to provide mezzanine financing. Due to the fact that the Company

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


provided 100% financing to the buyer, this transaction did not constitute a sale in accordance with GAAP. Therefore, the Company continues to classify the property as real estate owned on the consolidated balance sheet. Income from operations of the property in the approximate amount of $111,000 is recorded in other income on the 2003 consolidated statement of income. The Company is funding additional costs to complete the construction of the property. These costs, estimated to be approximately $1.5 million, of which approximately $1.4 million has been funded through December 31, 2003, are capitalized to real estate owned.

In connection with the foreclosure of the Concord at Gessner property, the Company acquired a land parcel which it subsequently sold to an unrelated third party. The sales price of the land was approximately $224,000, net of closing costs. The Company provided seller financing, in the form of a bridge note, to the buyer, in the approximate amount of $187,000. The Company allocated approximately $206,000 of cost basis to the land parcel resulting from the Concord at Gessner foreclosure and recognized a gain on the sale of approximately $18,000.

(3) The property underlying the note receivable secured by the Concord at Gulfgate partnership interests missed required debt service payments beginning with the May 2003 payment, causing the note to be in default. The Company stopped accruing interest on the note receivable. During December 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Concord at Gulfgate property. The Company had provided a $3.5 million mezzanine loan to the owner of the property in May 2002. The Company paid an additional approximate amount of $14.1 million to purchase the first mortgage loan on the property. On December 2, 2003, the Company acquired the real estate of the property at a foreclosure auction. Based on independent appraisal, the Company concluded that the fair value of the property, less expected disposal costs, was in excess of the carrying amounts of the loans. As such, the Company believes that no reserve for impairment is necessary at this time. On December 9, 2003, the Company sold the property for approximately $18.1 million to a qualified 501(c)(3) entity, which qualifies for a real estate tax abatement. In order to expedite the closings and ensure the 501(c)(3) entity would receive the real estate tax abatement prior to January 1, 2004, the Company provided 100% financing to the 501(c)(3) entity via a bridge loan, which matures in April 2005. The 501(c)(3) entity will pay the Company 100% of the property's' cash flow until the property is fully leased, stabilized, and permanent financing is in place. The Company is working with the 501(c)(3) entity to obtain third party permanent financing for the property. If there is a gap between the permanent mortgage amount and the bridge loan, the Company intends to provide mezzanine financing. Due to the fact that the Company provided 100% financing to buyer, this transaction did not constitute a sale in accordance with GAAP. Therefore, the Company continues to classify the property as real estate owned on the consolidated balance sheet. Income from operations of the property in the approximate amount of $187,000 is recorded in other income on the 2003 consolidated statement of income.

(4) On March 7, 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto. The Company had provided a $1.2 million mezzanine loan to the owner of the Plaza at San Jacinto on May 24, 2001; this loan was in default. The Company paid an additional approximate amount of $6.7 million to purchase the first mortgage loan on the property. On May 6, 2003, the Company acquired the real estate at a foreclosure auction. Based on an independent appraisal, the Company concluded that the value of the property, less estimated disposal costs, exceeds the amount paid for the first mortgage loan and the carrying amount of the mezzanine loan. As such, the Company believes that no reserve for impairment is necessary at this time. However, there can be no assurance that the Company will be able to sell this property for an amount greater than or equal to its appraised value. The Company has reclassified its investment in the Plaza at San Jacinto mezzanine loan, as well as the balance of the first mortgage, purchased during the first quarter, to real estate owned on the consolidated balance sheet and ceased accrual of interest. Income from operations of the property, in the approximate amount of $152,000, is recorded as other income on the 2003 consolidated statement of income. The property is held for sale and is not being depreciated. The Company also incurred approximately $88,000 of costs to effect this foreclosure, which are included in amortization and other expenses. The Company is currently focused on increasing the occupancy and the operating income generated from the property. As operations begin to improve, the property will be marketed for sale.

(5) Certain required debt service payments have been missed, causing the Reserve at Autumn Creek mezzanine loan to be in default. As of May 2003, the Company stopped accruing income on the mezzanine loan. During October 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Reserve at Autumn Creek property, subject to the first mortgage loan. The first mortgage loan, in the approximate amount of $15,993,000, bears interest at a fixed rate of 8% per annum and matures January 2042. The Company has obtained an independent appraisal for the property underlying the mezzanine loan. The appraisal indicates that the value of the property, less estimated disposal costs, exceeds the value of the first mortgage outstanding on the property and the Company's mezzanine loan outstanding. As such, the Company believes that no reserve for impairment is necessary at this time. The Company has reclassified its investment in the Reserve at Autumn Creek to real estate owned on the consolidated balance sheet. The Company has incurred approximately $56,000 of costs to effect this foreclosure, which are included in amortization and other expenses.

NOTE 8- Taxable Revenue Bonds

During October 2003, the Company purchased nine taxable revenue bonds at a discount (99% of par) from CharterMac in the amount of $7.6 million. The nine taxable revenue bonds, each of which is secured by a first mortgage position, held by CharterMac, on a multifamily property, carry a weighted average interest rate of 8.69%. The price paid was determined by an independent third party valuation of the taxable revenue bonds. This transaction was approved by the

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Company's Board of Trustees. The Company's estimate of each revenue bond's fair value was equal to its amortized cost of December 31, 2003.

NOTE 9- Repurchase Facilities

The Company has a repurchase facility with Nomura Securities International Inc. ("Nomura"), which enables the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS Certificates owned by the Company. Interest on borrowings are at 30-day LIBOR plus 0.02%. As of December 31, 2003 and December 31, 2002, the amounts outstanding under this facility were $149.5 and $87.9 million, respectively, and weighted average interest rates were 1.56% and 1.47%, respectively. Deferred costs relating to the Nomura facility have been fully amortized. All amounts outstanding at December 31, 2003, had 30-day settlement terms.

During March 2003, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into an interest rate swap in order to hedge against increases in the floating interest rate on its repurchase facility. On March 25, 2003, the Company entered into a five-year interest rate swap agreement with Fleet National Bank ("Fleet") whereby the Company has agreed to pay Fleet a fixed 3.48% on a notional amount of $30 million. In return, Fleet will pay the Company a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. This effectively fixes $30 million of the Company's secured borrowings at 3.48%, protecting the Company in the event the 30-day LIBOR rate rises.

In January 2004, Nomura notified the Company that it intended to terminate the repurchase facility. Nomura agreed to allow the Company time to find a replacement repurchase facility, while reducing the amount the Company could borrow under the existing facility to 93% of the fair market value of the collateral certificates. In February 2004, the Company executed repurchase agreements with three counterparties, Greenwich Capital, Bear Stearns, and RBC Capital Markets, which provides the Company with the capacity to completely terminate the facility with Nomura. Terms of the three newly executed agreements offer advance rates between 94% and 97% and borrowing rates between the LIBOR plus 2 basis points and LIBOR plus 10 basis points. The borrowings are subject to 30-day settlement terms. In the first week of March 2004, the Company executed multiple transactions whereby the repurchase transactions outstanding with Nomura were transferred to the three new trading partners.

NOTE 10- Warehouse Facilities

In October 2002, the Company entered into a mortgage warehouse line of credit with Fleet National Bank (the "Fleet Warehouse Facility") in the amount of up to $40 million. Under the terms of the Fleet Warehouse Facility, Fleet will advance up to 83% of the total loan package, to be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties. This facility, which matures April 2006, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, or prime, at the discretion of the Company, payable monthly on the total amounts advanced. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. From time to time, the Company will use this facility to finance real estate owned. As of December 31, 2003 and December 31, 2002, the Company had approximately $34.9 and $8.8 million, respectively, in borrowings outstanding under this program.

Included in the $34.9 million of outstanding borrowings under this program at December 31, 2003 was $14 million borrowed by the Company to repay an intercompany loan from CharterMac (see Note 11).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11- Related Party Transactions

Pursuant to the amended Advisory Agreement between the Company and the Advisor, the Advisor receives certain fees, in addition to reimbursements of certain administrative and other costs incurred by the Advisor on behalf of the Company, for its ongoing management and operations of the Company:

   Fees/Compensation        Annual Amount
   -----------------        -------------
   I.  Asset management     .355%  for investments in mortgage loans
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

   II. Annual               A)     25% of the dollar amount by which
       incentive fees
                                   (1) (a) funds from operations (before the
                                           annual incentive fee) per share based
                                           on the weighted average number of
                                           shares outstanding), plus

                                       (b) gains (or minus losses) from debt
                                           restructuring and sales of property
                                           per share (based on the weighted
                                           average number of shares outstand-
                                           ing), exceed

                                   (2) an amount equal to the greater of:

                                       (a) (i)  the  weighted  average of (x)
                                                $20 (the price per share in the
                                                Company's initial public offer-
                                                ing) and (y) the prices per
                                                share of any secondary offerings
                                                by the Company multiplied by

                                           (ii) the ten year U.S.Treasury Rate
                                                plus 2% per annum; and;

                                       (b)      $1.45 multiplied by the weighted
                                                average number of shares out-
                                                standing during such year.

During September 2003, the Company and its Advisor have agreed to amend its management agreement regarding the payment of an incentive management fee to the Advisor. Under the terms of the amended agreement, there is no change to the calculation of the incentive management fee. However, the incentive management fee is only earned by the Advisor if the Company attains $1.60 in GAAP earnings per share for the calendar year. Based on the amendment to the agreement and the Company's 2003 earnings per share of $1.52, the Company has not incurred an incentive management fee in 2003.

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

During 2003, the Advisor agreed to waive approximately $67,000 in asset management fees relating to additional work the Advisor performed on certain properties owned by the Company which were acquired as the result of the Company foreclosing on troubled loans. As the Advisor was paid a fee at the time the loans were originated, the Advisor agreed to waive certain additional fees to which it was entitled.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The costs incurred to related parties for the years ended December 31, 2003, 2002 and 2001 were as follows:

                             (Dollars in thousands)


                            Years Ended December 31,
                            ------------------------
                             2003     2002     2001
                            ------   ------   ------
Expense reimbursement       $  725   $  447   $  345
Asset management fees        1,087      838      248
Incentive management  fee       --      235       --
                            ------   ------   ------

                            $1,812   $1,520   $  593
                            ======   ======   ======

Some of the Company's notes receivable (see Note 6), the stabilization loan guarantees and standby loan commitments (Note 15) are to limited partnerships in which the general partner is an unaffiliated third party and the limited partner is itself a limited partnership in which an affiliate of Related is the general partner.

The Noble Towers notes receivable is guaranteed by an affiliate of the Advisor (see Note 6).

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to the two loans it originated under this program to PWF. There was no payment made or received by the Company in connection with this transfer. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. In turn, the Company indemnified PWF against any losses to Fannie Mae on the loans and indemnified CharterMac against any obligation under its guaranty. The maximum aggregate exposure to the Company under this agreement is approximately $7.5 million. However, the Company believes that it will not be called upon to fund any of these guarantees and, accordingly, that the fair value of the guarantees is insignificant.

During October 2003, the Company purchased nine taxable revenue bonds from CharterMac (see Note 8).

On October 15, 2003, the Company funded a bridge loan to Related Capital Guaranteed Corporate Partners II, L.P. Series A, an affiliate of the Advisor, in the approximate amount of $1.3 million. The Company received a fee of $10,000 for funding the loan. The loan was repaid on October 31, 2003.

In December 2003, the Company borrowed approximately $11.3 million from CharterMac in order to aid in the purchase of the Concord at Gulfgate first mortgage in the total amount of $14.1 million. CharterMac charged the Company interest at an annual rate of 3.17% on the borrowings, which was based on LIBOR plus 2%, which is the same rate paid by the Company on its Fleet Warehouse Facility. Shortly thereafter, the Company received a loan from Fleet on the warehouse facility in the amount of $14 million, the proceeds of which were used to repay the loan to CharterMac.

NOTE 12 - Earnings Per Share

Basic net income per share in the amount of $1.52, $1.61 and $1.35 for the years ended December 31, 2003, 2002 and 2001, respectively, equals net income for the periods ($11,884,383, $9,659,362 and $5,187,064, respectively), divided by the weighted average number of shares outstanding for the periods (7,802,957, 6,017,740 and 3,838,630, respectively).

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

Diluted net income per share in the amount of $1.52, $1.61 and $1.35 for the years ended December 31, 2003, 2002 and 2001, respectively, equals net income for the periods ($11,884,383, $9,659,362 and $5,187,064, respectively), divided by the weighted average number of shares outstanding for the periods (7,814,810, 6,017,740 and 3,838,630, respectively).

NOTE 13 - Capital Shares

On February 25, 2002, the Company completed a public offering of 2.5 million common shares at a price of $13.00 per share. The net proceeds from this offering, approximately $30.9 million, net of underwriter's discount and expenses, were used to fund investments.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


On April 23, 2003, the Company completed a public offering of 1,955,000 common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters' discount and expenses, of approximately $27.5 million. The net proceeds from this offering have been used to fund investment activity.

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

In April 2003, in accordance with the Incentive Share Option Plan, the Company's Compensation Committee granted 190,000 options to employees of Related at an exercise price of $15.03, which was the market price of the Company's common shares at the grant date. These options vest equally, in thirds, in April 2004, 2005 and 2006 and expire in 10 years. These options were dilutive for the year ended December 31, 2003, and were taken into account in the calculation of diluted earnings per share. At December 31, 2003, these options had a fair value of $51,300 based on the Black-Scholes pricing model, using the following assumptions: dividend yield of 9.63%, estimated volatility of 16%, risk free interest rate of 4.27% and expected lives of 9.41 years. The Company recorded compensation cost of $22,675, reflected in general and administrative expenses for the year ended December 31, 2003, relating to these options. No options were excercised or forfeited during 2003.

In August 2003, the Company's Board of Trustees approved a share repurchase plan for the Company. The plan enables the Company to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. No repurchases have been made at December 31, 2003.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - Selected Quarterly Financial Data


                                                           2003 Quarter Ended
                                         -------------------------------------------------------
                                             (Dollars in thousands except per share amounts)
                                                               (unaudited)

                                           March 31       June 30     September 30   December 31
                                         -----------    -----------   ------------   -----------
Revenues:

Interest income:
  Debt securities                        $     1,872    $     1,980   $     2,364    $     2,549
  Mortgage loans                               1,407            356           418            416
  Notes receivable                               918            878           721            649
  Revenue bonds                                   --             --            --            151
  Temporary investments                            8              7            37              3
Other income                                      28             82            70            596
                                         -----------    -----------   -----------    -----------

   Total revenues                              4,233          3,303         3,610          4,364
                                         -----------    -----------   -----------    -----------

Expenses:
  Interest                                       407            643           693            805
  General and administrative                     243            182           152            340
  Fees to Advisor                                443            456           468            445
  Amortization and other                         157             49           121             49
                                         -----------    -----------   -----------    -----------

   Total expenses                              1,250          1,330         1,434          1,639
                                         -----------    -----------   -----------    -----------

Other income:

  Equity in earnings of ARCap                    600            600           600            600

  Net gain (loss) on sale or repayment
   of debt securities and land parcel           (391)            --            --             18
                                         -----------    -----------   -----------    -----------

  Total other income                             209            600           600            618
                                         -----------    -----------   -----------    -----------

  Net income                             $     3,192    $     2,573   $     2,776    $     3,343
                                         ===========    ===========   ===========    ===========

  Net income per share
   (basic and diluted)                   $      0.50    $      0.32   $      0.33    $      0.40
                                         ===========    ===========   ===========    ===========

  Weighted average shares outstanding
   Basic                                   6,363,630      8,144,259     8,338,180      8,338,180
                                         ===========    ===========   ===========    ===========
   Diluted                                 6,363,630      8,158,524     8,346,866      8,350,807
                                         ===========    ===========   ===========    ===========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             2002 Quarter Ended
                                             -----------------------------------------------------
                                                (Dollars in thousands except per share amounts)
                                                                 (unaudited)

                                               March 31     June 30     September 30   December 31
                                             -----------  -----------   ------------   -----------
Revenues:

Interest income:
  Debt securities                            $    1,084   $    1,370    $    1,548     $    1,767
  Mortgage loans                                    401          609           536            504
  Notes receivable                                  487          627           548            608
  Temporary investments                              11           13            16             10
Other income                                         60           76            67            116
                                             ----------   ----------    ----------     ----------

   Total revenues                                 2,043        2,695         2,715          3,005
                                             ----------   ----------    ----------     ----------

Expenses:
  Interest                                          272          307           290            359
  General and administrative                        121          164           119            281
  Fees to Advisor                                   357          371           318            474
  Amortization and other                            360            3            --             16
                                             ----------   ----------    ----------     ----------

   Total expenses                                 1,110          845           727          1,130
                                             ----------   ----------   ----------      ----------

Other income:

  Equity in earnings of ARCap                       592          608           600            600

  Net gain on repayment of debt securities          614           --            --             --
                                             ----------   ----------    ----------     ----------

  Total other income                              1,206          608           600            600
                                             ----------   ----------    ----------     ----------

  Net income                                 $    2,139   $    2,458    $    2,588     $    2,475
                                             ==========   ==========    ==========     ==========

  Net income per share
   (basic and diluted)                       $     0.43   $     0.39    $     0.41     $     0.39
                                             ==========   ==========    ==========     ==========

  Weighted average shares outstanding
   Basic                                      4,960,852    6,363,630     6,363,630      6,363,630
                                             ==========   ==========    ==========     ==========
   Diluted                                    4,960,852    6,363,630     6,363,630      6,363,630
                                             ==========   ==========    ==========     ==========


NOTE 15 - Commitments and Contingencies

Upon taking possession of the real estate collateral supporting the Concord at Gulfgate loan, the Company has been named in a lawsuit filed by the limited partners of partnership that owned the property. Subsequently, the Company has filed a countersuit against the limited partners seeking to recover unpaid taxes and misappropriated property receipts. The Company is currently unable to determine the possible outcome of the litigation, but does not believe it will have a material impact on the consolidated financial statements.

In the first quarter of 2003, the Company discontinued its loan program with Fannie Mae, under which Fannie Mae had agreed to fully fund the origination of $250 million of Delegated Underwriter and Servicer loans ("DUS") for apartment properties that qualify for low income housing tax credits ("LIHTC") under
Section 42 of the Internal Revenue Code. Under the loan program, the Company originated and contracted for individual loans of up to $6 million each. The Company guaranteed a first loss position of the aggregate principal amount of these loans and also guaranteed construction loans for which it had issued a forward commitment to originate under this program. Accordingly, the Company wrote off approximately $358,000 of unamortized deferred costs relating to this program, which is included in other expenses on the consolidated statement of income.

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to the two loans it originated under this program to PWF. There was no payment made or received by the Company in connection with this transfer. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. In turn, the Company indemnified PWF against any losses to Fannie

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Mae on the loans and indemnified CharterMac against any obligation under its guaranty. The maximum aggregate exposure to the Company under the agreement is approximately $7.5 million. However, the Company believes that it will not be called upon to fund any of these guarantees and, accordingly, that the fair value of the guarantees is insignificant.

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

                             (Dollars in thousands)


STANDBY AND
FORWARD BRIDGE LOAN COMMITMENTS
---------------------------------------

                                                                                             MAXIMUM AMOUNT OF COMMITMENTS
                                                                                ----------------------------------------------------

ISSUE DATE    PROJECT                 LOCATION            NO. OF APT. UNITS       LESS THAN 1 YEAR                1-3 YEARS
------------------------------------------------------------------------------------------------------------------------------------
  Jan-02      Parwood                 Long Beach, CA              528                $   567 (1)                 $     --
  Feb-03      Noble Towers            Oakland, CA                 195                     --                        3,719 (2)
  Aug-03      Oaks of Baytown         Baytown, TX                 248                  1,488                           --
  Nov-03      Georgia King            Newark, NJ                  422                      5                           --
  Dec-03      Reserve at Thornton     Thornton, CO                216                    690                           --
                                                          --------------------------------------------------------------------------

TOTAL STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS               1,609                 $2,750                     $  3,719
                                                          ==========================================================================


STANDBY AND FORWARD MEZZANINE LOAN COM-
MITMENTS
----------------------------------------

                                                                                             MAXIMUM AMOUNT OF COMMITMENTS
                                                                                ----------------------------------------------------

ISSUE DATE    PROJECT                 LOCATION            NO. OF APT. UNITS       LESS THAN 1 YEAR                1-3 YEARS
------------------------------------------------------------------------------------------------------------------------------------
  April-03    Villas at Highpoint      Lewisville, TX             304                $    26 (3)                 $     --
  April-03    Villas at Highpoint      Lewisville, TX              --                     --                          693
                                                          --------------------------------------------------------------------------

TOTAL STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS              304                $    26                     $    693
                                                          ==========================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FORWARD GNMA COMMITMENTS
------------------------

                                                                           MAXIMUM AMOUNT OF COMMITMENTS
                                                            -------------------------------------------------------------

DATE PURCHASED    PROJECT             LOCATION                 LESS THAN 1 YEAR                     1-3 YEARS
-------------------------------------------------------------------------------------------------------------------------

   May-02         Ellington Plaza     Washington, DC              $10,255 (3)                        $   --
                                                            -------------------------------------------------------------

TOTAL FORWARD GNMA COMMITMENTS                                    $10,255                                --
                                                            -------------------------------------------------------------

TOTAL STANDBY AND FORWARD LOAN AND GNMA COMMITMENTS               $13,031                            $ 4,412
                                                            =============================================================

(1) Funding has already begun. Remaining amount of commitment is not expected to be funded.
(2) Fundings will be on an as needed basis to complete rehabilitation of the property.
(3) Funding has already begun. Amount represents remaining commitment expected to be funded.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stabilization Loan Guarantees

During 2002, the Company guaranteed the following loans in relation to the construction of affordable multifamily apartment complexes in various locations. The stabilization loan guarantees will provide credit support for the properties after construction completion, up until the date in which permanent financing takes place.

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

                             (Dollars in thousands)
                                                                                          MAXIMUM AMOUNT OF
                                                                                              GUARANTEE

                                                                                                    LOAN ADMINIS-      STABILIZATION
                                                                  NO. OF   LESS THAN                TRATION FEE (1)      GUARANTEE
DATE CLOSED   PROJECT                     LOCATION                UNITS     1 YEAR     1-3 YEARS  (ANNUAL PERCENTAGE)      FEE (2)
------------------------------------------------------------------------------------------------------------------------------------
Jul-02        Clark's Crossing            Laredo, TX               160      $  4,790    $     --         0.500%            0.625%
Sept-02       Creekside Apts.             Colorado Springs, CO     144         7,500          --         0.375%                --
Oct-02        Village at Meadowbend (3)   Temple, TX               138            --       3,675         0.500%            0.750%
Nov-02        Mapleview Apartments (3)    Saginaw, MI              104            --       3,240         0.625%            0.247%
                                                                  ------------------------------------------------------------------

Total Stabilization Loan Guarantees                                546      $ 12,290    $  6,915             --                --
                                                                  ==================================================================

(1) Loan Administration Fee is paid on a quarterly basis during the guarantee period.
(2) Stabilization Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period.
(3) Guarantee was made under Wachovia Bank, National Association Guarantee Agreement.

For each of these guarantees, and for the guarantees issued under the Fannie Mae program discussed in the first paragraph of this Note 14, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Disclosure Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.


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

Item 14.  Principal Accounting Fees and Services

Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 15.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.    Filed Documents
          ---------------

          The following documents are filed as part of this report:

          American Mortgage Acceptance Company
          ------------------------------------

               Independent Auditors' Report                               29

               Consolidated Balance Sheets as of December 31, 2003
               and 2002                                                   30

               Consolidated  Statements  of Income for the years
               ended  December 31, 2003, 2002 and 2001                    31

               Consolidated  Statements of Changes in  Shareholders'
               Equity for the years ended December 31, 2003, 2002
               and 2001                                                   32

               Consolidated  Statements  of  Cash  Flows  for  the
               years ended December 31, 2003, 2002 and 2001               33

               Notes to Consolidated Financial Statements                 35

Item 15. Exhibits, Financial Statement Schedules, and Reports on Form 8-K. (continued)

                                                                      Sequential
                                                                         Page
                                                                      ----------

          ARCap Investors, LLC
          --------------------

          Consolidated 2003 financial  statements for ARCap Investors,
          LLC (see Exhibit 99 (a))                                        71

          Consolidated 2002 financial  statements for ARCap Investors,
          LLC (see Exhibit 99 (b))                                        84

          Consolidated 2001 financial  statements for ARCap Investors,
          LLC (see Exhibit 99 (c))                                        96

(a) 2.    Financial Statement Schedules

          All schedules have been omitted because they are not required or because the required information is contained in the financial statements or notes thereto.

(a) 3.    Exhibits

3.4 Second Amended and Restated Declaration of Trust, dated as of April 6, 1999 (incorporated by reference to Exhibit 3.4(c) in the Company's March 31, 1999 Quarterly Report on Form 10-Q).

10(a) Amended and Restated Advisory Services Agreement, effective as of April 6, 1999 (incorporated herein by reference to
          Exhibit 10(z) to Form 10-Q dated September 30, 1999 filed with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 (Commission File No. 0-23972)).

10(b) First Amendment to Amended and Restated Advisory Services Agreement between Related AMI Associates, Inc. and the Company dated November 29, 2001 (incorporated by reference to Exhibit 10-6 to the Company's Registration Statement on
          Form S-2, file number  333-74288 as filed on November 30, 2001).

10(c) Third Amendment to Amended and Restated Advisory Services Agreement between Related AMI Associates, Inc. and the
          Company dated November 12, 2003.

23(a)     Consent  of  Deloitte & Touche LLP with  respect  to
          incorporation  by reference of its report in the Company's
          Registration Statement on Form S-3 (filed herewith).            68

23(b)     Consent  of  Deloitte & Touche LLP with  respect  to
          incorporation by reference of its report relating to the financial statements of ARCap Investors, LLC in the
          Company's Registration Statement on Form S-3
          (filed herewith).                                               69

23(c)     Consent of Ernst & Young LLP with respect to incorporation by reference of its report relating to the financial
          statements of ARCap Investors, LLC in the Company's
          Registration Statement on form S-3 (filed herewith).            70

24.1      Power of Attorney (Included on signature page hereto)

31.1      Chief  Executive  Officer  certification  pursuant  to
          Section  302 of the Sarbanes-Oxley Act of 2002                  64

31.2      Chief  Financial  Officer  certification  pursuant  to
          Section  302 of the Sarbanes-Oxley Act of 2002                  65

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                     66

32.2      Certification pursuant to Section 906 of the Sarbanes-Oxley
          Act of 2002                                                     67

99.       Additional Exhibits
          -------------------

99(a)     The  2003  Financial  Statements  of ARCap  Investors,  LLC
          which  invests primarily  in  subordinated  commercial
          mortgage-backed   securities,  as required by Regulation S-X,
          Rule 3-09 (filed herewith).                                     71

99(b)     The 2002  Financial  Statements of ARCap  Investors,  LLC
          which invests primarily in subordinated  commercial
          mortgage-backed  securities, as required by Regulation S-X,
          Rule 3-09 (filed herewith).                                     84

99(c)     The 2001  Financial  Statements of ARCap  Investors,  LLC
          which invests primarily in subordinated  commercial
          mortgage-backed  securities, as required by Regulation S-X,
          Rule 3-09 (filed herewith).                                     96

  (b)     Reports on Form 8-K

          None.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 15, 2004               By:  /s/ Stuart J. Boesky
                                         --------------------
                                         Stuart J. Boesky
                                         Trustee, Chairman of the Board,
                                         President and Chief Executive Officer

Date:  March 15, 2004               By:  /s/ Stuart A. Rothstein
                                         -----------------------
                                         Stuart A. Rothstein
                                         Chief Financial Officer

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                          Title                        Date
----------------------   --------------------------------------   --------------


/s/ Stuart J. Boesky
--------------------     Trustee, Chairman of the Board,
Stuart J. Boesky         President and  Chief Executive Officer   March 15, 2004


/s/ Stanley R. Perla
--------------------
Stanley R. Perla         Trustee                                  March 15, 2004


/s/ Richard M. Rosan
--------------------
Richard M. Rosan         Trustee                                  March 15, 2004


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes           Trustee                                  March 15, 2004


/s/ Scott M. Mannes
-------------------
Scott M. Mannes          Trustee                                  March 15, 2004


/s/ Stuart A. Rothstein
-----------------------
Stuart A. Rothstein      Chief Financial Officer                  March 15, 2004

                                                                    Exhibit 31.1

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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




Date:  March 15, 2004                              By:  /s/ Stuart J. Boesky
       --------------                                   --------------------
                                                        Stuart J. Boesky
                                                        Chief Executive Officer

                                                                    Exhibit 31.2

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15 and 15d-15) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of December 31, 2003 (the "Evaluation Date"); and

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




Date:  March 15, 2004                              By:  /s/ Stuart A. Rothstein
       --------------                                   -----------------------
                                                        Stuart A. Rothstein
                                                        Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     March 15, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart A. Rothstein
     -----------------------
     Stuart A. Rothstein
     Chief Financial Officer
     March 15, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                   EXHIBIT 23(a)

                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-42481 of American Mortgage Acceptance Company on Form S-3 of our report relating to the financial statements of American Mortgage Acceptance Company as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, dated March 15, 2004, appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP

New York, New York
March 15, 2004

                                                                   EXHIBIT 23(b)


                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement No. 33-42481 of American Mortgage Acceptance Company on Form S-3 of our report relating to the consolidated financial statements of ARCap Investors, L.L.C. as of December 31, 2001 and for the year then ended, dated January 31, 2002, appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2003.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 12, 2004

                                                                  EXHIBIT 23 (c)


                          INDEPENDENT AUDITORS' CONSENT


We consent to the incorporation by reference in Registration Statement (Form S-3 No. 33-42481) of American Mortgage Acceptance Company and in the related Prospectus of our report dated February 6, 2004 and February 4, 2003 on the consolidated financial statements of ARCap Investors, L.L.C. included in this Annual Report (Form 10-K) for the year ended December 31, 2003.

/s/ Ernst & Young LLP

Dallas, Texas
March 5, 2004

                                                                  Exhibit 99 (a)

                         Report of Independent Auditors


The Board of Managers
ARCap Investors, L.L.C.


We have audited the accompanying consolidated balance sheet of ARCap Investors, L.L.C. and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of operations, members' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of ARCap Investors, L.L.C. and subsidiaries at December 31, 2003, and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.


/s/ Ernst & Young LLP


February 6, 2004

                    ARCap Investors, L.L.C. and Subsidiaries

                           Consolidated Balance Sheet

                                December 31, 2003

ASSETS
Investment securities - available-for-sale, net (NOTE 3)                  $  739,048,867
Investment securities - trading, net (NOTE 3)                                282,157,427
Accrued interest receivable                                                   11,433,408
Deferred borrowing costs, net (NOTE 5)                                         9,331,954
Restricted cash - CBO swap (NOTE 5)                                            4,376,111
Cash and cash equivalents                                                      2,657,131
Other assets                                                                   1,207,425
                                                                          --------------
Total assets                                                              $1,050,212,323
                                                                          ==============

LIABILITIES AND MEMBERS' EQUITY
Liabilities:
   Long-term debt (NOTE 5)                                                $  461,800,000
   Repurchase agreements (NOTE 6)                                            163,011,000
   CBO swap liability (NOTE 5)                                                 4,125,000
   Accrued interest payable                                                    2,839,836
   Deferred compensation (NOTE 10)                                             3,140,244
   Borrowed investment  securities and interest rate swap, net (NOTE 4)        2,155,215
   Accrued expenses                                                              985,520
                                                                          --------------
Total liabilities                                                            638,056,815

Commitments and contingencies

Minority interest in consolidated entities                                   202,589,352

Members' equity:
   Series A preferred members                                                 67,367,415
   Common members                                                            142,198,741
                                                                          --------------
Total members' equity                                                        209,566,156
                                                                          --------------
Total liabilities and members' equity                                     $1,050,212,323
                                                                          ==============


                             SEE ACCOMPANYING NOTES.

                    ARCap Investors, L.L.C. and Subsidiaries

                      Consolidated Statement of Operations

                          Year ended December 31, 2003

Revenues:
   Interest income - CMBS                                                  $ 100,309,513
   Other income                                                                4,602,285
                                                                           -------------
Total revenues                                                               104,911,798

Expenses:
   Interest - long-term debt and repurchase agreements                        28,314,158
   Interest - borrowed investment securities and interest rate swap, net       8,372,835
   Salaries and employee benefits                                              8,831,993
   General and administrative                                                  4,398,268
   Financing fee                                                               1,180,000
                                                                           -------------
Total expenses                                                                51,097,254
                                                                           -------------
Net margin on CMBS and other income                                           53,814,544

Other revenue (expense):
   Accretion of purchase discount                                              9,753,013
   Loss on investment securities, net (NOTE 7)                               (37,655,565)
                                                                           -------------
   Deferred compensation expense (NOTE 10)                                    (3,140,244)
                                                                           -------------
                                                                             (31,042,796)
Income before minority interest                                               22,771,748
Minority interest                                                             (6,630,611)
                                                                           -------------
Net income                                                                    16,141,137
Other comprehensive income:
   Unrealized gain on available-for-sale securities, net of minority
     interest of $4,620,290                                                    2,240,385
                                                                           -------------
Comprehensive income                                                       $  18,381,522
                                                                           =============


                             SEE ACCOMPANYING NOTES.

                    ARCap Investors, L.L.C. and Subsidiaries

                    Consolidated Statement of Members' Equity

                                                   SERIES A
                                   COMMON          PREFERRED
                                   MEMBERS          MEMBERS           TOTAL
                                -------------    -------------    -------------
BALANCE AT JANUARY 1, 2003      $  77,779,421    $ 147,340,254    $ 225,119,675
Distributions                     (10,867,864)     (18,135,326)     (29,003,190)
Net income                                 --       16,141,137       16,141,137
Surrender of common units             (31,851)              --          (31,851)
Costs to raise capital                 (8,487)           8,487               --
Redemption of preferred units         100,000       (5,000,000)      (4,900,000)
Other comprehensive income:
Unrealized gain on available
  for - sale securities               396,196        1,844,189        2,240,385
                                -------------    -------------    -------------

BALANCE AT DECEMBER 31, 2003    $  67,367,415    $ 142,198,741    $ 209,566,156



                             SEE ACCOMPANYING NOTES.

                    ARCap Investors, L.L.C. and Subsidiaries

                      Consolidated Statement of Cash Flows

                          Year ended December 31, 2003

OPERATING ACTIVITIES
Net income                                                $  16,141,137
Adjustments to reconcile net income to net cash
   used in operating activities:
     Loss on investment securities, net                      37,655,565
     Accretion of purchase discount                          (9,753,013)
     Amortization of deferred borrowing costs                 1,045,824
     Minority interest                                        6,630,611
     Deferred compensation                                    3,140,244
     Changes in operating assets and liabilities:
       Investment securities - trading, net                (151,017,303)
       Accrued interest receivable                           (2,190,366)
       Restricted cash - CBO swap                               (50,263)
       Other assets (517,015)
       Accrued interest payable (2,013,921)
       Borrowed investment securities and interest
         rate swap, net                                      (6,218,328)
       Accrued expenses                                         641,739
                                                          -------------
Net cash used in operating activities                      (106,505,089)

INVESTING ACTIVITIES
Purchases of investment securities - available-for-sale     (88,488,096)

FINANCING ACTIVITIES
Distributions to members                                    (28,867,864)
Contributions from minority interest members, net of
   capital returned                                          16,821,400
Operating distributions to minority interest members        (17,820,580)
Redemption of preferred units                                (4,900,000)
Proceeds from repurchase agreements                           7,588,000
Proceeds from the issuance of long-term debt                225,800,000
Payment for deferred borrowing costs                         (5,924,028)
                                                          -------------
Net cash provided by financing activities                   192,696,928
                                                          -------------

Net change in cash and cash equivalents                      (2,296,257)
Cash and cash equivalents, beginning of year                  4,953,388
                                                          -------------
Cash and cash equivalents, end of year                    $   2,657,131
                                                          =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash payments for interest on long-term debt and
   repurchase agreements                                  $  26,062,747
                                                          =============

SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
   FINANCING ACTIVITIES
Surrender of common units in exchange for other assets    $      31,851
                                                          =============
Accrued distribution on preferred units redemption        $     135,326
                                                          =============



                             SEE ACCOMPANYING NOTES.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


1. ORGANIZATION AND SIGNIFICANT ACCOUNTING AND REPORTING POLICIES

Organization
------------

ARCap Investors, L.L.C. (the Company) was incorporated in January 1999 and commenced its operations on March 17, 1999. The Company was organized to invest primarily in subordinated commercial mortgage-backed securities (CMBS).

Principles of Consolidation
---------------------------

The consolidated financial statements include the accounts of:

     -    The Company.

     -    ARCap REIT,  Inc.  (ARCap REIT),  a  majority-owned  subsidiary of the
          Company.

     - ARCap Resecuritization Corporation (ARCap Resecuritization), a wholly owned subsidiary of ARCap REIT. ARCap Resecuritization owns all the residual interest in Commercial Resecuritization Trust 2001 ABC-2 (the Trust) and Commercial Resecuritization Trust 2003-ABC3 (2003-ABC3 Trust).

     - ARCap High Yield CMBS Fund, L.L.C. (the High Yield Fund), of which ARCap REIT owned an approximate 23% controlling interest as of December 31, 2003. The High Yield Fund owns approximately 60% of ARCap CMBS Fund REIT, Inc. (the Fund REIT). ARCap 2003-1 Resecuritization, Inc. (2003-1 Resecuritization), a wholly owned subsidiary of the Fund REIT, owns all of the equity interest in ARCap 2003-1 Resecuritization Trust (the 2003-1 Trust).

     - ARCap Diversified Risk CMBS Fund, L.L.C. (the Diversified Risk Fund), of which ARCap REIT owned an approximate 1% controlling interest as of December 31, 2003. The Diversified Risk Fund owns approximately 40% of the Fund REIT.

     - ARCap Servicing, Inc., a taxable REIT subsidiary wholly owned by ARCap REIT.

Minority interests primarily represent outside members' approximate 77% ownership in the High Yield Fund and outside members' approximate 99% ownership in the Diversified Risk Fund. The Company has consolidated the High Yield Fund and Diversified Risk Fund as it exercises control (through ARCap REIT, which acts as the Managing Member of both Funds in accordance with the terms of the respective LLC agreements) over the operations of these Funds. The Company records minority interest expense (income) that reflects the portion of the earnings (losses) of the operations which is applicable to the minority interest members. As the Managing Member of both the High Yield Fund and the Diversified Risk Fund, ARCap REIT is entitled to a 20% promote in the event the Funds achieve a specified investment return. Accordingly, minority interest expense may not equal the earnings of each of the Funds times the respective outside members' ownership percentages. Separate books of accounts are maintained for ARCap REIT, ARCap Resecuritization, the Trust, the High Yield Fund, the Fund REIT, 2003-1 Resecuritization, the 2003-1 Trust, the Diversified Risk Fund, and ARCap Servicing, Inc. and are reflected in the accompanying consolidated financial statements of the Company. All material intercompany transactions and account balances have been eliminated in consolidation.

Investment Securities
---------------------

The Company's investment security transactions are recorded on the trade date for existing securities and the settlement date for to-be-issued securities. In October 2003, the Trust reclassified CMBS with a fair value of approximately $386,000,000 from trading to available-for-sale in connection with the creation of 2003-ABC3 Trust (see Note 5). The reclassification effectively established a new basis for financial reporting for the CMBS at the date of transfer. In August 2003, the Fund REIT reclassified CMBS with a fair value of approximately $260,000,000 from trading to available-for-sale in connection with the resecuritization of 64 CMBS securities and the issuance of a collateralized debt obligation (CDO) (see Note 5). The reclassification effectively established a new basis for financial reporting for the CMBS at the date of transfer. CMBS classified as available-for-sale are securities that the Company considers for possible sales or other dispositions prior to the maturity of the securities. Available-for-sale securities are carried at their estimated fair value with unrealized gains and losses reported in other comprehensive income (loss) as a separate component of members' equity. The Company evaluates unrealized losses on its available-for-sale CMBS securities to determine if such declines in fair value are "other than temporary." In the event a decline in the fair value of an available-for-sale CMBS security is deemed "other than temporary," the decline in fair value would be recorded as an impairment to the security and charged through earnings rather than as a component of other comprehensive income. Approximately $6,598,000 of "other than temporary" impairments has been recognized for the year ended December 31, 2003.

The Company's CMBS that are designated as trading assets represent securities the Company is holding for possible sales or other dispositions in the near term. Such securities are carried at their estimated fair value, with unrealized gains or losses included in earnings.

The fair value of the Company's portfolio of CMBS is generally estimated by management based on market prices provided by certain dealers who make a market in these financial instruments. The market for the Company's CMBS may lack

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


liquidity and have limited market volume. Accordingly, the fair values reported reflect estimates and may not necessarily be indicative of the amounts that the Company could realize in a current market exchange.

The yield to maturity on the Company's CMBS depends on, among other things, the rate and timing of principal payments, the pass-through rate, and interest rate fluctuations. The subordinated CMBS interests owned by the Company provide credit support to the more senior interests of the related commercial securitization. Cash flow from the mortgages underlying the CMBS interests generally is allocated first to the senior interests, with the most senior interest having a priority entitlement to cash flow. Remaining cash flow is allocated generally among the other CMBS interests in order of their relative seniority. To the extent that there are defaults and unrecoverable losses on the underlying mortgages that result in reduced cash flows, the most subordinated CMBS interest will bear this loss first. To the extent that there are losses in excess of the most subordinated interest's stated entitlement to principal and interest, then the remaining CMBS interests will bear such losses in order of their relative subordination.

Revenue Recognition
-------------------

Interest income and servicing fees are recognized as earned. Accretion of discounts is computed using the effective-interest method over the expected life of the securities based on management's estimates regarding the timing and amount of cash flows from the underlying collateral.

Derivative Financial Instruments
--------------------------------

Derivative financial instruments are utilized by the Company to reduce interest rate risk. The Company utilizes interest rate swaps and cap and floor agreements as a means of hedging the potential financial statement impact of changes in the fair value of its portfolio of CMBS and variable rate long-term debt due to changes in interest rates. Risks in these contracts arise from the movements in interest rates and from the possible inability of counterparties to meet the terms of their contracts. The Company carries its derivative financial instruments at fair value with any unrealized gain or loss included in earnings, in accordance with the provisions of SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES.

Resale and Repurchase Agreements
--------------------------------

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

Cash and Cash Equivalents
-------------------------

Cash and cash equivalents include all highly liquid investments with original maturity when purchased of three months or less.

Restricted Cash
---------------

Restricted cash represents amounts required to be pledged under interest rate cap and floor agreements (see Note 5).

Deferred Borrowing Costs
------------------------

Deferred borrowing costs represent costs incurred in connection with the issuance of long-term debt. Such amounts are amortized using the effective-interest method over the term of the related debt (see Note 5). During 2003, the Company paid approximately $228,000 in connection with the issuance of a long-term repurchase agreement, approximately $4,825,000 in connection with the High Yield Fund's CDO offering, and approximately $871,000 in connection with the creation of 2003-ABC3 Trust.

Financing Fee
-------------

The Company pays an annual rate of 0.50% on $236,000,000 of its existing long-term debt to a financier to provide credit enhancement of such debt.

Income Taxes
------------

The Company has elected to be taxed as a partnership, whereby all income is taxed at the member level, with the exception of ARCap Servicing, Inc., which is taxed at the entity level. ARCap REIT has elected to be taxed as a real estate investment trust for federal income tax purposes. No provision for income taxes has been made for ARCap Servicing, Inc. for the year ended December 31, 2003, as ARCap Servicing, Inc. did not generate any taxable income.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


Use of Estimates
----------------

The  preparation  of  consolidated   financial  statements  in  conformity  with
accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect reported amounts of certain assets, liabilities, revenues, and expenses. Actual results could differ from those estimates.

Fair Value of Financial Instruments
-----------------------------------

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

The Company's portfolio of CMBS and securities borrowed is carried at their estimated fair values. The Company's management believes that the fair values of its cash and cash equivalents, restricted cash, long-term debt, and repurchase agreements approximate their carrying values due to the nature of the instruments or the fact that their terms approximate current market terms. The Fixed Rate Notes (see Note 5) with a carrying value of $98,500,000 have an estimated fair value of approximately $107,313,000 at December 31, 2003. Fair value was estimated using a discounted cash flow analysis, based on an interest rate of 5% which management believes is currently available for the issuance of similarly rated debt.

2. MEMBERS' EQUITY

The Limited Liability Company Agreement (LLC Agreement) establishes two classes of membership: Series A Preferred members and Common members.

Cash Flows are distributed in the following order of priority:

- To the Series A Preferred members in an amount equal to the accrued and unpaid Preferred Distributions (12% per annum of the $25.00 price per Unit).

     - To the Common members in an amount equal to the amount determined by the Board of Managers, provided that if the amount distributable to the Common members shall exceed a cumulative annual return on the Common Units of 12% per annum, the Board of Managers shall notify the Series A Preferred members 30 days in advance of the record date for distribution of Cash Flow.

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

     - To the members in an amount equal to undistributed Net Profits allocated to such members.

     -    To the  Common  members  pro  rata  to the  extent  of  their  Capital
          Accounts.

     - To the Series A Preferred members pro rata to the extent of their Capital Accounts.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


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

In December 2003, a Series A Preferred unit holder accepted a redemption of its 200,000 units for consideration of $4,900,000, plus accrued distributions through the date of redemption. Accrued distributions in connection with the redemption in the amount of $135,326 are included in accrued expenses in the accompanying consolidated balance sheet.

At December 31, 2003, there were a total of 5,800,000 Series A Preferred Units and 4,997,917 Common Units issued and outstanding.

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

3. INVESTMENT SECURITIES

The Company's available-for-sale securities are carried at estimated fair value and are comprised of the following at December 31, 2003:

                                                     FACE         ACCRETED COST       FAIR VALUE        PERCENTAGE
                                               -------------------------------------------------------------------
Subordinated CMBS: Security rating:
   BB+                                         $   115,969,711    $100,476,507       $100,989,593         13.66%
   BB                                              187,510,690     151,286,305        152,973,681         20.70%
   BB-                                             141,923,565     103,046,413        102,883,384         13.92%
   B+                                              207,933,210     129,402,233        129,725,184         17.55%
   B                                               239,353,347     130,807,073        126,630,338         17.13%
   B-                                              160,278,326      72,779,789         74,040,639         10.02%
   NR                                              211,411,772      50,987,832         51,806,048          7.02%
                                               -------------------------------------------------------------------
                                               $ 1,264,380,621    $738,786,152       $739,048,867        100.00%
                                               ===================================================================


The Company's trading securities are carried at estimated fair value and are comprised of the following at December 31, 2003:

                                                     FACE         ACCRETED COST       FAIR VALUE        PERCENTAGE
                                               -------------------------------------------------------------------
Subordinated CMBS: Security rating:
   BB+                                         $    83,615,000    $ 67,653,304      $  69,376,540         24.59%
   BB                                               63,340,512      48,069,924         47,647,477         16.89%
   BB-                                              41,236,511      27,084,333         29,403,288         10.42%
   B+                                               65,740,512      38,821,364         42,978,057         15.23%
   B                                                45,104,511      23,655,960         25,634,761          9.09%
   B-                                               17,561,512       7,276,006          4,982,478          1.77%
   NR                                              282,727,504      72,543,757         62,134,826         22.01%
                                               -------------------------------------------------------------------
                                               $599,326,062       $285,104,648       $282,157,427        100.00%
                                               ===================================================================


At December 31, 2003, the accumulated accretion of purchase discounts on available-for sale and trading securities, was approximately $2,932,000 and $6,245,000, respectively.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


The gross cumulative unrealized gains and losses on the Company's available-for-sale investment securities were approximately $12,064,000 and $(5,203,000), respectively, at December 31, 2003 for a total accumulated other comprehensive income on available for-sale securities of approximately $6,861,000.

The gross cumulative unrealized gains and losses on the Company's trading investment securities at December 31, 2003, were approximately $10,941,000 and $(20,133,000), respectively.

4. BORROWED INVESTMENT SECURITIES AND INTEREST RATE SWAP, NET

The Company's borrowed investment securities and interest rate swap are carried at estimated fair value and are comprised of the following at December 31, 2003:

                             COUPON                                               FAIR            UNREALIZED
SECURITY DESCRIPTION          RATE           FACE              BASIS              VALUE          GAIN (LOSS)
--------------------------------------------------------------------------------------------------------------
U.S.  Treasury (08-15-09)     6.000%   $  (4,791,000)     $  (4,675,342)    $  (5,429,550)      $    (754,208)
U.S.  Treasury (02-15-11)     5.000%     (14,850,000)       (14,587,658)      (15,956,789)         (1,369,131)
U.S.  Treasury (08-15-11)     5.000%     (12,501,000)       (12,546,518)      (13,385,835)           (839,317)
U.S.  Treasury (02-15-12)     4.875%     (10,845,000)       (11,647,608)      (11,494,006)            153,602
U.S.  Treasury (11-15-12)     4.000%      (3,603,000)        (3,579,918)       (3,570,912)              9,006
                                       -----------------------------------------------------------------------
                                       $ (46,590,000)     $ (47,037,044)      (49,837,092)      $  (2,800,048)
Reverse repurchase agreements                                                  50,945,341
                                                                            -------------
Borrowed investment securities, net                                             1,108,249
Interest rate swap                                                             (3,263,464)
                                                                            -------------
Borrowed investment securities and interest rate swap, net                  $  (2,155,215)
                                                                            =============

The borrowed U.S. Treasury securities were sold in the open market (i.e., a "short" security sale). The Company is obligated to return the securities in the future and is, therefore, exposed to price risk until it repurchases the securities for delivery to the lender. Short security sales are used by the Company to modify its interest rate risk. The Company must pay the security lender the interest earned by the underlying security. Short security sales are recorded at the estimated fair value of the borrowed securities, and any unrealized gains (losses) are included in earnings.

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

In October 2003, ARCap REIT repurchased approximately $20,300,000 of its U.S. Treasury securities held against its CMBS for delivery to the lender and sold all offsetting reverse repurchase agreements, consistent with ARCap REIT's practice of settling its borrowed investment transactions on a net basis. Settlement of the transactions resulted in an approximate $1,207,000 realized loss to ARCap REIT.

In July 2003, the High Yield Fund repurchased approximately $260,000,000 of its U.S. Treasury securities and, in November 2003, it repurchased the remaining $19,000,000 of the U.S. Treasury securities held against its CMBS for delivery to the lender. The High Yield Fund sold all offsetting reverse repurchase agreements, consistent with the High Yield Fund's practice of settling its borrowed investment transactions on a net basis. Settlement of the transactions resulted in an approximate $17,000,000 realized loss to the High Yield Fund, of which approximately $6,000,000 was attributable to current year earnings.

In June 2003, the Diversified Risk Fund repurchased approximately $18,000,000 of its U.S. Treasury securities. The Diversified Risk Fund realized a loss of approximately $600,000 in connection with the transaction.

The Company entered into an interest rate swap agreement with Bear Stearns Capital Markets (Bear Stearns) with a notional amount at December 31, 2003, of $27,000,000, on which the Company pays a fixed rate of 6.015% and receives a variable rate based on six month LIBOR for a term of 10 years ending April 27, 2011. The swap agreement calls for interest to be paid semiannually in arrears. The Company carries the swap agreement at its estimated fair value, with all periodic changes in estimated fair value recognized in earnings. The Company was required under the swap agreement to pledge collateral valued at 1% of the notional amount of the swap to ensure its performance in the event that the swap declines in value. At December 31, 2003, the Company pledged CMBS valued at approximately $9,112,000 as additional collateral against the interest rate swap.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


5. LONG-TERM DEBT

During August 2003, the Fund REIT contributed 64 CMBS certificates with an approximate fair value of $260,000,000 to its subsidiary, 2003-1 Resecuritization, for pass-through to the 2003-1 Trust. The 2003-1 Trust resecuritized the pooled certificates and offered $220,800,000 in senior notes of Classes A through G with fixed rate coupons ranging from 4.97% to 8.74%. The Classes A through G notes mature in increments from September 2011 through March 2013. The notes are secured by 64 CMBS certificates which have a carrying value of approximately $269,000,000 at December 31, 2003. Accrued interest payable at December 31, 2003, was approximately $1,019,000.

At December 31, 2003, $220,800,000 of the Class A through G senior notes is issued and outstanding, of which ARCap REIT holds $25,000,000 of Class G senior notes with a fixed rate coupon of 8.74% as a security, which has been eliminated in consolidation.

The High Yield Fund capitalized approximately $4,825,000 of deferred borrowing costs related to the issuance of the collateralized debt obligation notes. The costs are being amortized using the effective-interest method over the earliest of the expected lives of the debt, which is eight years (through September
2011). The High Yield Fund amortized approximately $256,000 of deferred borrowing costs for the year ended December 31, 2003.

During fiscal year 2001, the Company entered into an agreement to sell its interests in 50 CMBS pass-through certificates (the Pooled Certificates) to its subsidiary, the Trust. The Trust resecuritized the Pooled Certificates and offered $98,500,000 Class A-1 Senior Notes with a fixed coupon rate of 7.17% (Fixed Rate Notes) and $137,500,000 Class A-2 Senior Notes with a variable coupon rate based on one-month LIBOR plus 115 basis points (Variable Rate Notes) (together, the Notes). The Notes mature on February 17, 2008.

In October 2003, ARCap REIT sold 10 CMBS securities to ARCap Resecuritization, which in turn contributed the 10 CMBS securities to the Trust. ARCap Resecuritization then created a new trust, 2003-ABC3 Trust, for the purpose of resecuritizing the Trust's pooled certificates. 2003-ABC3 Trust issued $80,000,000 of Class A Notes (the Class A Notes) bearing interest at 8.6%, and $15,000,000 of Class B Notes bearing interest at 6% (the Class B Notes) (together, the CRC3-ABC3 Notes). The CRC3-ABC3 Notes, which mature on February 22, 2008, were then distributed to ARCap REIT through ARCap Resecuritization. On October 9, 2003, ARCap REIT sold $30,000,000 of the Class A Notes and used the net proceeds to settle approximately $29,000,000 of repurchase agreements. ARCap REIT has retained the balances of the Class A Notes and the Class B Notes. The Notes and the CRC3-ABC3 Notes are secured by the investment securities of the Company with a carrying value of approximately $382,000,000 at December 31, 2003.

Interest on the Notes and the CRC3-ABC3 Notes is paid monthly. Interest expense on the Notes and the CRC3-ABC3 Notes was approximately $17,900,000 for the year ended December 31, 2003, and the related accrued interest payable was approximately $695,000.

The Company capitalized approximately $5,668,000 of deferred borrowing costs related to the issuance of the Notes. The deferred borrowing costs are being amortized using the effective-interest method over the life of the debt, which is seven years (through February 22, 2008). The Company amortized approximately $734,000 of deferred costs for the year ended December 31, 2003. Total accumulated amortization of deferred borrowing costs at December 31, 2003, was approximately $1,948,000.

The Company capitalized approximately $871,000 of deferred borrowing costs related to the creation of the 2003-ABC3 Trust. The deferred borrowing costs are being amortized using the effective-interest method over the life of the debt through February 22, 2008. The Company amortized approximately $31,000 of deferred borrowing costs for the year ended December 31, 2003.

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

6. REPURCHASE AGREEMENTS

The Fund REIT and the Diversified Risk Fund each entered into a credit facility with Liquid Funding, Ltd., an affiliate of Bear Stearns & Co., to finance a portion of its CMBS purchases through both short-term variable rate and long-term fixed rate repurchase agreements.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


At December 31, 2003, the Diversified Risk Fund has short-term variable rate repurchase agreements outstanding of $5,031,000, with an interest rate of 2.154% and a maturity of 32 days. The balance was collateralized by CMBS investments with a fair value of approximately $8,962,000 at December 31, 2003.

The Diversified Risk Fund has a long-term repurchase agreement outstanding at December 31, 2003 of $25,367,000, which carries a 4.135% fixed interest rate from the initial purchase date of June 2003 until final repurchase in June 2008. The balance was collateralized by CMBS investments with a fair value of approximately $36,509,000 at December 31, 2003.

The Diversified Risk Fund's combined accrued interest payable under the facility at December 31, 2003 was approximately $55,000.

The Fund REIT's repurchase agreements outstanding of $65,577,000 have a weighted average interest rate as of December 31, 2003 of 2.185%, and the average maturity of the agreements was 32 days. The repurchase agreements are collateralized by a portion of the Company's portfolio of CMBS investments with a fair value of approximately $102,773,000 at December 31, 2003. Accrued interest payable at December 31, 2003 was approximately $56,000.

ARCap REIT entered into short-term repurchase agreements with Bear Stearns & Co. and its affiliates to finance a portion of its CMBS purchases. The weighted-average interest rate on $67,036,000 of such borrowings as of December 31, 2003, was 2.269%, and the average maturity of the agreements was 30 days. The short-term repurchase agreements are collateralized by a portion of the Company's portfolio of CMBS investments with a fair value of approximately
$125,550,000 at December 31, 2003. Accrued interest payable at December 31, 2003, was approximately $68,000.

7.   LOSS ON INVESTMENT SECURITIES, NET

The composition of the Company's gain (loss) on investment securities, net for the year ended December 31, 2003, is as follows:

                                                                           DECEMBER 31,
                                                                               2003
                                                                           ------------

Unrealized gain - borrowed investment securities                           $ 14,553,693
Unrealized gain - interest rate swap                                            805,831
Unrealized loss - CMBS                                                      (14,825,322)
Realized loss - CMBS, net                                                   (12,346,305)
Realized loss - borrowed investment securities, net                         (19,245,505)
Realized loss - "other than temporary" losses on available-for-sale CMBS     (6,597,957)
                                                                           ------------
Loss on investment securities, net                                         $(37,655,565)
                                                                           ============

8. OPERATING LEASES

The Company leases its office space and certain equipment under operating leases that expire between April 2004 and May 2008. The office leases, as amended, provide for an annual basic rental of approximately $332,000 during the initial lease term and contain an option to extend the term of one of the leases for one extension term of five years, with the basic rental being reset at the then market rate. Future minimum lease payments under these leases are as follows:

 2004                                                                      $  547,000
 2005                                                                         492,000
 2006                                                                         278,000
 2007                                                                          66,000
 2008                                                                          24,000
                                                                           ----------
Total                                                                      $1,407,000
                                                                           ==========


Lease expense for the year ended December 31, 2003, was approximately $552,000.

9. TRANSACTIONS WITH AFFILIATES AND RELATED PARTIES

At times, the Company purchases investment securities at fair value from members of the Company or their affiliates. These purchases represent transactions that are in the normal course of business of the Company and the members. During the year ended December 31, 2003, the Company purchased from such members CMBS with an approximate face of $325,177,000 at an approximate purchase price of $168,227,000.

                    ARCap Investors, L.L.C. and Subsidiaries
                   Notes to Consolidated Financial Statements
                                December 31, 2003


The Company has loaned approximately $231,000 to key executives for funding of tax liabilities associated with units granted under an incentive compensation arrangement. In June 2003, approximately $32,000 of such loans was satisfied through the surrender of 1,465 Common Units to the Company. As of December 31, 2003, there is approximately $137,000 outstanding.

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

10. EMPLOYEE BENEFITS

The Company holds a contributory defined contribution 401(k) plan that covers substantially all full-time employees. The Company matches participant contributions up to 3% of each participant's total compensation. Matching contributions totaled approximately $153,000 for the year ended December 31, 2003.

The Company has a deferred compensation plan for key employees. The Board of Managers approved the availability of approximately 690,000 phantom appreciation units and 296,000 phantom grant units for awards to employees, all of which have been granted.

Grant units granted each have a vesting period, which generally is ratable over a period of three years. Once vested, employees are entitled to receive additional compensation in an amount equal to the per Unit amount distributed on account of the Common Units times the number of grant units vested in the employee. The employee is entitled to this compensation regardless of whether the distribution to the holders of Common Units is an ordinary distribution or an extraordinary distribution. Thus, if the Company is sold or liquidated, the employee would be entitled to share in the proceeds of the sale or liquidation on the same basis as the holders of Common Units with respect to vested grant units.

Appreciation units granted also have a vesting period, which is generally spread ratably over a three-year period. Once vested, employees begin to "earn" the right to receive compensation on account of each vested appreciation unit by being credited with an amount equal to the per Unit distributions made to holders of Common Units until the amount credited equals the Initial Value (i.e., the price at which a vested employee could obtain the appreciation unit) established by the Compensation Committee. Vested employees are entitled to compensation on account of each vested appreciation unit in an amount equal to the per Unit distributions made to holders of Common Units only after they have "earned" credits equal to the Initial Value. In the event of a liquidation or sale, employees with vested appreciation units are entitled to compensation in an amount equal to the per Unit proceeds in excess of the Initial Value plus the credits which have been earned.

The Company accrues the estimated value of deferred compensation under this plan over the service period, which ends when the units are fully vested. Subsequent to the final vesting date, changes in the estimated amount of deferred compensation will be recorded as an increase or decrease to net income in the period in which such change occurs. For the year ended December 31, 2003, the Company expensed approximately $3,140,000 of deferred compensation and paid approximately $359,000 for the year ended December 31, 2003, related to the vested grant units.

11. SUBSEQUENT EVENT

On January 23, 2004, the Company issued a special distribution in the amount of $1,443,000 to the Common Unit holders, along with its regular quarterly distribution.

                                                                  EXHIBIT 99 (b)


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
                                 ============       ============     ============

                 See notes to consolidated financial statements

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                  December 31, 2002
                                                                  -----------------

OPERATING ACTIVITIES
Net income                                                          $  31,149,096
Adjustments to reconcile net income to net cash
  used in operating activities:
    Loss on trading securities, net                                    11,068,375
    Accretion of purchase discount                                    (17,137,362)
    Amortization of deferred borrowing costs                              680,930
    Minority interest                                                  14,456,330
    Changes in operating assets and liabilities:
       Investment securities - trading, net                          (205,485,635)
       Accrued interest receivable                                     (3,410,351)
       Restricted cash - CBO swap                                         (73,117)
       Other assets                                                       (93,381)
       Accrued interest payable                                         1,616,725
       Borrowed investment securities and interest rate swap, net     (14,765,069)
       Accrued expenses                                                  (190,995)
                                                                    -------------

Net cash used in operating activities                                (182,184,454)
                                                                    -------------

FINANCING ACTIVITIES
   Distributions to members                                           (28,762,650)
   Contributions from minority interest members                       148,576,742
   Distributions to minority interest members                         (14,093,989)
   Costs to raise capital                                              (1,350,296)
   Proceeds from repurchase agreements                                 69,321,000
                                                                    -------------

Net cash provided by financing activities                             173,690,807
                                                                    -------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                (8,493,647)

CASH AND CASH EQUIVALENTS, BEGINNING OF YEAR                           13,447,035
                                                                    -------------

CASH AND CASH EQUIVALENTS, END OF YEAR                              $   4,953,388
                                                                    =============

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
   Cash payments for interest on repurchase agreements
     and long-term debt                                             $  20,489,835
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

                            Face             Cost         Fair Value  Percentage
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

                                                                  Exhibit 99 (c)

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

                    ARCap INVESTORS, L.L.C. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENT OF MEMBERS' EQUITY
                          YEAR ENDED DECEMBER 31, 2001


                                   ----------------------------------------------------------------
                                                                     Accumulated
                                                      Series A          Other
                                      Common          Preferred      Comprehensive
                                      Members          Members          Income            Total
                                   ----------------------------------------------------------------
Balance, January 1, 2001           $  88,219,621    $  85,703,753    $   3,103,845    $ 177,027,219

Proceeds from issuance of
  membership units                            --       61,743,525               --       61,743,525

Costs to raise capital                   (71,856)      (1,620,153)              --       (1,692,009)

Distributions                        (10,873,542)     (12,462,367)              --      (23,335,909)

Repurchase of members'
  equity (Note 9)                        (15,515)              --               --          (15,515)

Net income                               897,692       12,462,367               --       13,360,059
Transfer of available for sale
  to trading securities (Note 3)              --               --      (3,103,845)       (3,103,845)
                                   -------------    -------------    -------------    -------------

Balance, December 31, 2001         $  78,156,400    $ 145,827,125    $          --    $ 223,983,525
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