Form 10-K/A
period 2003-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2004-05-07
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                   (Mark One)

  X  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                ----- ACT OF 1934

                   For the fiscal year ended December 31, 2003

                                       OR

       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           ----- EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                  (Formerly American Mortgage Investors Trust)
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

                 Massachusetts                       13-6972380
            -----------------------             -------------------
        (State or other jurisdiction of           (I.R.S. Employer
         incorporation or organization)          Identification No.)

       625 Madison Avenue, New York, New York                   10022
           ------------------------------          --------------
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

       As of May 7, 2004 there were 8,338,180 outstanding shares of the Registrant's shares of beneficial interest.

                                Explanatory Note

       We are filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2003, as filed with the Securities and Exchange Commission on March 15, 2004, solely to include the Part III information, which was previously omitted.


                                    PART III

Item 10.  Trustees and Executive Officers

       The trustees and executive officers of our Company are as follows:

                                                      Year First Became
Name                Age     Office Held               Officer/Trustee        Term Expires
---                 ---     -----------               ---------------        ------------

Stuart J. Boesky    47   Chairman of the Board,
                         Chief Executive Officer and
                         President                           1991                2004

Alan P. Hirmes      49   Managing Trustee
                         Chief Financial Officer and
                         Interim Chief Operating Officer     1991                2004

Scott M. Mannes     44   Managing Trustee (Independent)      2001                2004

Stanley Perla       60   Managing Trustee (Independent)      2004                2004

Richard Rosan       62   Managing Trustee (Independent)      2004                2004


Denise L. Kiley     44   Senior Vice President               1999                 --

Marc D. Schnitzer   43   Senior Vice President               1999                 --



STUART J. BOESKY is Chairman, the President and Chief Executive Officer of our Company and is the President and Director of our Advisor. Mr. Boesky is also the Chief Executive Officer of CharterMac, Chairman of PW Funding Inc. and Managing Director of RCC, two of CharterMac's subsidiaries. Mr. Boesky is responsible for our strategic planning and new business development. He oversees all of CharterMac's and our Company's debt products, including CharterMac's portfolio investing and mortgage banking operations, capital markets, strategic planning and new product development. Mr. Boesky practiced real estate and tax law with the law firm of Shipley & Rothstein from 1984-1986, when he joined RCC. From 1983-1984, he practiced law with the Boston office of Kaye, Fialkow, Richman and Rothstein. Previously, Mr. Boesky was a consultant at the accounting firm of Laventhol & Horwath. Mr. Boesky graduated with high honors from Michigan State University with a Bachelor of Arts degree and from Wayne State School of Law with a Juris Doctor degree. He then received a Master of Laws degree in Taxation from Boston University School of Law. Mr. Boesky is a regular speaker at industry conferences and on television. Mr. Boesky is also a member of the board of directors of the National Association of Affordable Housing Lenders and the Investment Program Association.

ALAN P. HIRMES is a Managing Trustee, Chief Financial Officer and the interim Chief Operating Officer of our Company and is the Senior Vice President of our Advisor. Mr. Hirmes is also a Managing Trustee, Chief Financial Officer and the Chief Operating Officer of CharterMac, the President of RCC and a Board member of PW Funding. Mr. Hirmes is responsible for managing the overall administration of CharterMac, RCC and the Company, as well as any new initiatives or special projects. In addition, Mr. Hirmes oversees RCC's finance and accounting, human resources, information technology and investor services departments and the joint venture development program. Mr. Hirmes has been a Certified Public Accountant in New York since 1978. Mr. Hirmes currently serves as

Chairman Emeritus of the Affordable Housing Tax Credit Coalition, a national organization dealing with issues relating to the Tax Credit Program. He is also a member of the Advisory Board of the Low Income Housing Tax Credit Monthly Report and of the National Housing Conference, and he serves on the Executive Board of the National Multi Housing Council. Prior to joining RCC in October 1983, Mr. Hirmes was employed by Weiner & Co., certified public accountants, where he specialized in real estate and partnership taxation. Mr. Hirmes graduated from Hofstra University with a Bachelor of Arts degree.

SCOTT M. MANNES is an Independent Trustee of our Company. Mr. Mannes is a Managing Director of the Norseman Group, LLC, which is a credit focused mezzanine lender to single tenant property owners. Prior to Norseman, Mr. Mannes was a principal of Drawbridge Capital, LLC, a company providing consulting services to specialty and consumer finance companies. Prior to Drawbridge, Mr. Mannes was a key participant in the development and evolution of the investment banking and merchant banking operations during his nine-year tenure at ContiFinancial Corporation, most notably as Co-President of ContiFinancial Services Corporation. Prior to joining ContiFinancial in 1990, Mr. Mannes spent seven years with Financial Guaranty Insurance Company, developing the first financial guaranties applied to sub-prime mortgage loan securitizations. Mr. Mannes is a graduate of Statue University at Albany and received a Master of Public Administration degree from the Rockefeller School of Public Affairs and Policy at SUNY Albany. Mr. Mannes is a member of the audit committee, the nominating and governance committee and the compensation committee

STANLEY PERLA is an Independent Trustee of our Company. Mr. Perla, a licensed Certified Public Accountant, was with the firm of Ernst & Young LLP for 35 years, the last 25 of which he was a partner. His area of expertise for the past 40 years was real estate, and he was also responsible for the auditing of public and private companies. Mr. Perla served as Ernst & Young's National Director of Real Estate Accounting, as well as on Ernst & Young's National Accounting and Auditing Committee. He is an active member of the National Association of Real Estate Investment Trusts and the National Association of Real Estate Companies. Mr. Perla also served on the real estate committees of the New York State Society of Certified Public Accountants and the American Institute of Certified Public Accountants. In addition, Mr. Perla has been a frequent speaker on real estate accounting issues at numerous real estate conferences. He is currently on the Board of Trustees and Chairman of the Audit Committee of Lexington Corporate Properties Trust and is a Vice President and the Director of Internal Audit of Vornado Realty Trust. Mr. Perla is the chairman of the audit committee and is a member of the nominating and governance committee

RICHARD ROSAN is an Independent Trustee of our Company and is the President of the Urban Land Institute ("ULI"), a post he has held since 1992. ULI, a globally focused organization with an international membership of over 20,000 real estate professionals, is considered the preeminent "think tank" in land use development. In addition to the duties of leading ULI, Mr. Rosan is also the President of the ULI Foundation, the philanthropic arm of the Urban Land Institute. Mr. Rosan is an architect and Fellow of the American Institute of Architects. Prior to his service at ULI, Mr. Rosan spent 22 years in New York City in several capacities including 12 years with the City of New York, ending as its Economic Development Director, six years as President of the Real Estate Board of New York, and five years in the private development business working as Project Director on several large New York City development projects. Mr. Rosan holds a B.A. from Williams College and a Masters of Architecture from The School of Architecture at the University of Pennsylvania. He completed Post Graduate work in Urban Planning at the University of Cambridge, England. Mr. Rosan is a member of both the audit and compensation committees

DENISE L. KILEY is a Senior Vice President of our Company. Ms. Kiley is a Managing Trustee and the Chief Credit Officer of CharterMac, the Chief Operating Officer of RCC and a member of the board of directors of PW Funding Inc. Ms. Kiley is the Director of the Asset Management and Underwriting Divisions, where she is responsible for overseeing the due diligence and asset management of all multifamily residential properties invested in by CharterMac, our Company and RCC. Prior to joining RCC in 1990, Ms. Kiley was a First Vice President with Resources Funding Corporation, where she was responsible for acquiring, financing, and asset managing multifamily residential properties. From 1981-1985 she was an auditor with Price Waterhouse. Ms. Kiley is a Member of the Advisory Committee for the Joint Center for Housing at Harvard University; she is on the Multifamily Leadership Board for the

National Association of Home Builders; and she is a member of the National Housing & Rehabilitation Association. Ms. Kiley received a Bachelor of Science degree in accounting from The Carroll School of Management at Boston College.

MARC D. SCHNITZER is a Senior Vice President of our Company. Mr. Schnitzer is a Managing Trustee and President of CharterMac, the Chief Executive Officer of RCC and a member of the board of directors of PW Funding Inc. Mr. Schnitzer directs RCC's Tax Credit Group, which has invested in excess of $4.5 billion in affordable housing tax credit properties since 1987. Mr. Schnitzer is also responsible for structuring and marketing RCC's institutional tax credit offerings. Mr. Schnitzer is a member of the executive committee of the board of directors of the National Multi Housing Council and a Vice President and member of the Executive Committee of the Affordable Housing Tax Credit Coalition. He is a frequent speaker at industry conferences sponsored by the National Council of State Housing Agencies and the National Housing and Rehabilitation Association. Mr. Schnitzer joined RCC in 1988 after receiving a Master of Business Administration degree from The Wharton School of The University of Pennsylvania in December 1987. From 1983-1986, Mr. Schnitzer was a Financial Analyst in the Fixed Income Research Department of The First Boston Corporation, an international investment bank. Mr. Schnitzer received a Bachelor of Science degree, summa cum laude, in Business Administration from the School of Management at Boston University in 1983.

Other Officers of Our Company

       Other officers of our Company are as follows:

JOHN J. SOREL, 43, is a Senior Vice President of our Company and is a Senior Vice President of RCC. Mr. Sorel is responsible for overseeing construction risk management and loan servicing for us. Prior to joining RCC in November 1999, Mr. Sorel was a Vice President for BankBoston in its real estate department from 1993-1999, where he originated and managed over $150 million of corporate and construction loan facilities for the low-income housing tax credit industry. From 1991-1993, Mr. Sorel worked as an Assistant Vice President for Recoll Management. Mr. Sorel holds a Bachelor of Arts degree in economics from Syracuse University.

MARK J. SCHLACTER, 53, is a Vice President of our Company and is responsible for our mortgage acquisition programs. Mr. Schlacter is also a Vice President of RCC and has been with RCC since June 1989. Prior to joining RCC, Mr. Schlacter garnered 16 years of direct real estate experience, covering retail and residential construction, single and multifamily mortgage origination and servicing, commercial mortgage origination and servicing, property acquisition and financing, and mortgage lending program underwriting and development. He was a Vice President with Bankers Trust Company from 1986 to June 1989, and held prior positions with Citibank, Anchor Savings Bank and the Pyramid Companies covering the 1972-1986 period. Mr. Schlacter holds a Bachelor of Arts degree in political science from Pennsylvania State University.

GARY PARKINSON, 55, is the Controller of our Company. Mr. Parkinson is also an Assistant Vice President of RCC. Mr. Parkinson has been a Certified Public Accountant in New York since 1987. Prior to joining RCC in September 2000, Mr. Parkinson was employed by American Real Estate Partners, L.P. from July 1991 to September 2000, Integrated Resources, Inc. from August 1988 to July 1991 and Ernst and Young from September 1984 to August 1988. Mr. Parkinson graduated from Northeastern University and The Johnson Graduate School of Business at Cornell University.

TERESA WICELINSKI, 38, is the Secretary of our Company. Ms. Wicelinski joined RCC in June 1992, and prior to that date was employed by Friedman, Alpren & Green, certified public accountants. Ms. Wicelinski graduated from Pace University with a Bachelor of Arts Degree in accounting.


Code of Ethics

       We have adopted a Code of Business Conduct and Ethics as defined under the rules of the Securities and Exchange Commission, that applies to our Trustees and Executive Officers, including our Chief Financial Officer, as well as all employees of our Advisor in finance and finance-related departments.

       We regularly monitor developments in the area of corporate governance and continue to enhance our corporate governance structure based upon a review of new developments and recommended best practices. Our corporate governance materials, including our Corporate Governance Guidelines, Code of Business Conduct and Ethics, Whistle Blower Policy and standing committee charters may be found on our website at http://www.americanmortgageco.com in the "Investor Relations" section. We will post amendments and waivers of these materials on our website. Copies of these materials are also available to shareholders upon written request to our secretary, American Mortgage Acceptance Company, 625 Madison Avenue, New York, New York 10022.

Committees of the Board of Trustees

       Our board of trustees has standing audit, compensation and nominating and governance committees. The functions of each committee are detailed in its respective committee charter, which are available on our website at http://www.americanmortgageco.com in the "Investor Relations" section. Please note that the information on our website is not incorporated by reference in this Form 10-K.

       Audit Committee

       The audit committee's duties include the periodic review of our financial statements and meetings with our independent auditors. The audit committee must have three members and be comprised solely of independent trustees. The audit committee held four meetings during our fiscal year ended December 31, 2003 and is currently comprised of Messrs. Mannes, Perla and Rosan, each of whom the board of trustees has determined is independent within the meaning of SEC regulations and the listing standards of the American Stock Exchange. In addition, our board of trustees has determined that Mr. Perla is qualified as an audit committee financial expert within the meaning of SEC regulations and the listing standards of the American Stock Exchange.

Our Advisor

       The officers of our Advisor provide services to our Company. All of the voting shares of our Advisor are indirectly owned by CharterMac.

       The directors and officers of our Advisor are set forth below.

Related AMI Associates, Inc.
                                                               Year First Became
Name                  Age         Offices Held                 Officer/Director
----                  ---         ------------                 -----------------

Stuart J. Boesky      47     Director and President             1991

Alan P. Hirmes        49     Senior Vice President              1991

Michael J. Brenner    58     Director                           1999

Gary Parkinson        55     Treasurer                          2000

Teresa Wicelinski     38     Secretary                          1998

Biographical information with respect to Mr. Parkinson and Ms. Wicelinski is set forth under "Other Officers of Our Company" above and with respect to Messrs. Hirmes and Boesky is set forth under "Trustees and Executive Officers" above.

MICHAEL J. BRENNER is a Director of our Advisor, and is the Executive Vice President and Chief Financial Officer of The Related Companies, LP ("TRCLP"). TRCLP owns a 15.5% economic interest in CharterMac. Prior to joining TRCLP in 1996, Mr. Brenner was a partner with Coopers & Lybrand, having served as managing partner of its Industry Programs and Client Satisfaction initiatives from 1993-1996, managing partner of the Detroit group of offices from 1986-1993 and Chairman of its National Real Estate Industry Group from 1984-1986. Mr. Brenner graduated summa cum laude from the University of Detroit with a Bachelors degree in Business Administration and from the University of Michigan with a Masters of Business Administration, with distinction.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

       Section 16(a) of the Securities Exchange Act of 1934, as amended, requires our executive officers and trustees, and persons who own more than ten percent of a registered class of our equity securities, to file reports of ownership and changes in ownership with the Commission. These persons are required by regulation of the Commission to furnish us with copies of all
Section 16(a) forms they file.

       During the fiscal year ended December 31, 2003, one of our executive officers, Stuart J. Boesky, did not comply with all applicable Section 16(a) filing requirements. Mr. Boesky purchased shares of our Company through a partnership in which he is a 25% equity holder on July 18, 2003 and he did not file the applicable Section 16(a) filing until July 25, 2003, which is longer than the two business day requirement of the Securities and Exchange Commission for filing Section 16(a) filings. Other than Mr. Boesky, the remaining trustees, executive officers and greater than ten percent beneficial owners complied with all applicable Section 16(a) filing requirements.


Item 11.  Executive Compensation

Trustees and Management

       We currently have four executive officers and five Trustees (three of whom are Independent Trustees). We do not pay or accrue any fees, salaries or other forms of compensation to our officers other than options which may be received under the Share Option Plan. Independent Trustees receive compensation for serving as Independent Trustees at the rate of $10,000 per year payable in cash, in addition to an expense reimbursement for attending meetings of our board of trustees.

       Our Advisor, at its expense, provides all personnel necessary to conduct our regular business. Our Advisor receives various fees and reimbursements for advisory and other services performed under our Advisory Agreement, as further described in the "Certain Relationships and Related Transactions - Advisory Agreement" section of this Form 10-K. An affiliate of our Advisor pays all salaries, bonuses and other compensation (other than options which may be received under the Share Option Plan) to the officers of our Advisor (including such officers who also serve as officers of our Company). Certain officers of our Advisor and certain officers of our Company receive compensation from our Advisor and its affiliates for services performed for various affiliated entities, which may include services performed for us. Such compensation may be based in part on our performance; however, our Advisor believes that any such compensation attributable to services performed for us is immaterial.

Share Option Plan

      We have adopted an Incentive Share Option Plan (the "Plan"), the purpose of which is (i) to attract and retain qualified persons as trustees and officers and (ii) to incentivize and more closely align the financial interests of our Advisor and its employees and officers with the interests of the holders of our common shares by providing our Advisor with a substantial financial interest in our success. The compensation committee, which is comprised of Messrs. Mannes and Rosan, administers the Plan. Pursuant to the Plan, if our distributions per common share in the immediately preceding calendar year exceed $1.45 per common share, the compensation committee has the authority to issue options to purchase, in the aggregate, that number of common shares which is equal to three percent of the common shares outstanding as of December 31 of the immediately preceding calendar year, provided that the compensation committee may only issue, in the aggregate, options to purchase a maximum number of common shares over the life of the Plan equal to 383,863 common shares ( i.e., 10% of the common shares outstanding on December 31, 1999, the end of the year in which our common shares commenced trading on the American Stock Exchange).

       Subject to the limitations described in the preceding paragraph, if the compensation committee does not grant the maximum number of options in any year, then the excess of the number of authorized options over the number of options granted in such year will be added to the number of authorized options in the next succeeding year and will be available for grant by the compensation committee in such succeeding year.

       All options granted by the compensation committee will have an exercise price equal to or greater than the fair market value of the common shares on the date of the grant. The maximum option term is ten years from the date of grant. All common share options granted pursuant to the Plan may vest immediately upon issuance or in accordance with the determination of the compensation committee. No options were granted for the years ended December 31, 1999, December 31, 2000, and December 31, 2001. In 2002, we distributed $1.51 per common share. Therefore, the compensation committee was authorized to issue options for the year ended December 31, 2002. On April 11, 2003, the compensation committee granted 190,000 options to 25 employees of RCC and to our Advisor. In 2003, we distributed $1.60 per common share. Therefore, the compensation committee is authorized to issue options for the year ended December 31, 2003. To date, there have not been any options issued.

       The following table sets forth information concerning the grant of share options to AMAC's Trustees or executive officers:



                                                    Percentage
                                                    ----------
                                                    of total
                                                    --------
                                                    options                                                 Potential realized value
                                                    --------                                                ------------------------
                                                    granted to          Per                                 at assumed annual rates
                                                    ----------          ----                                -----------------------
                                   Options          employees           Share                               of stock appreciation at
                                   --------         ----------          ------                              ------------------------
                                   Granted          in fiscal           exercise         Expiration         the end of 10 years (2)
                                   -----------      ----------          ---------        -----------        -----------------------
Name              Title            (1)              year                price            Date               5%          10%
----              -----                             ----                -----            ----               --          ---
Stuart Rothstein  CFO                52,000         27%                 $15.03           4/11/13            $ 491,519   $1,245,605
Related Capital   Affiliate          30,000         16%                 $15.03           4/11/13            $ 283,569   $  119,770
Company           of Advisor
Others            Various           108,000         57%                 $15.03           4/11/13            $1,020,846  $2,587,027
(24 people)
Total                               190,000         100%

(1) Options become exercisable one-third on each of the first three anniversaries of the date of grant.
(2) Assumed annual rates of share price appreciation, as determined by the rules of the Commission, for illustrative purposes only. Actual share prices will vary from time to time based upon market factors and the Company's financial performance. No assurance can be given that such rates will be achieved.

Report of the Compensation Committee

       The compensation committee of our board of trustees is comprised of two independent trustees (Messrs. Rosan and Mannes). The role of the compensation committee is to administer the policies governing the Plan. Because we do not pay salaries and bonuses to our officers or our Advisor, the compensation committee does not determine executives' salary levels. Subject to the restrictions contained in the Plan, option compensation is intended to be set at a level competitive with the amounts paid to the management of similarly sized companies in similar industries. The compensation committee also evaluates the performance of management when determining the number of options to be issued.

       Our grants of share options are structured to link the compensation of our officers and the officers and employees of our Advisor with our performance. Through the establishment of the Plan, we have aligned the financial interests of our executives (and the executives and employees of our Advisor) with the results of our performance, which is intended to enhance shareholder value. The compensation committee may only grant options if certain performance levels are met and is limited in the number of options which may be granted each year (See "Share Option Plan" above). The amount of options which may be granted will be set at levels that the compensation committee believes to be consistent with others in our industry, with such compensation contingent upon our level of annual and long-term performance.

       Section 162(m) was added to the Internal Revenue Code as part of the Omnibus Budget Reconciliation Act of 1993. Section 162(m) limits the deduction for compensation paid to the Chief Executive Officer and the other executive officers to the extent that compensation of a particular executive exceeds $1,000,000 (less the amount of any "excess parachute payments" as defined in Section 280G of the

Code) in any one year. However, under Section 162(m), the deduction limit does not apply to certain "performance-based" compensation established by an independent compensation committee which conforms to certain restrictive conditions stated under the Code and related regulations. It is our goal to have compensation paid to our executive officers qualify as performance-based compensation deductible for federal income tax purposes under Section 162(m). Given the fact that we are currently externally managed and the only compensation that currently may be paid to our executive officers are options pursuant to the Plan, it is unlikely that Section 162(m) will present any concerns.

                                                 COMPENSATION COMMITTEE

                                                      Scott Mannes
                                                      Richard Rosan - Chairman




Stock Performance Graph

      The following stock performance graph compares our performance to the S&P 500 and the NAREIT Mortgage REIT Index. The graph assumes a $100 investment on July 1, 1999 (which is the month in which our common shares commenced trading on the American Stock Exchange). All stock price performance figures include the reinvestment of dividends.

                               [GRAPHIC OMITTED]

                               [GRAPHIC OMITTED]


Cumulative Total Return
                    7/1/99    12/99     12/00     12/01     12/02     12/03
                    ------    -----     -----     -----     -----     -----
AMAC               $ 100.00  $ 74.05   $ 78.78   $161.93   $175.36   $223.61
S & P 500            100.00   107.71     97.90     86.26     67.20     86.48
NAREIT MORTGAGE      100.00    58.84     68.23    121.00    158.60    249.61

Item 12.  Security Ownership of Certain Beneficial Owners and Management

      The following table provides information related to our Incentive Share Option Plan as of December 31, 2003:

                      Equity Compensation Plan Information

                                               (a)                    (b)                      (c)
                                     -----------------------  ---------------------  -----------------------
                                                                                      Number of securities
                                                                                     remaining available for
                                                                                      future issuance under
                                      Number of securities      Weighted-average       equity compensation
                                      issued upon exercise     exercise price of         plans (excluding
                                     of outstanding options,  outstanding options,         securities
                                       warrants and rights     warrants and rights    reflected in column a)
                                     -----------------------  ---------------------  -----------------------
Equity compensation plans approved
   by security holders                                    0   $              15.03                190,000
Equity compensation plans not
   approved by security holders                          --                     --                     --
                                      ----------------------  ---------------------  ---------------------

Totals                                                    0   $              15.03                190,000
                                      ----------------------  ---------------------  ---------------------

       As of April 16, 2004, no one was known by us to be the beneficial owner of more than five percent of the outstanding common shares of our Company.

       As of April 16, 2004, trustees and executive officers of our Company and directors and executive officers of our Advisor own, directly or beneficially, common shares as follows :

                                                          Amount and Nature of
Name                 Title                                Beneficial Ownership          Percent of Class
----                 -----                                --------------------          ----------------

Stuart J. Boesky     Chairman, President and              119,971 Common Shares(1)(2)         1.44%
                     CEO of our Company and Director
                     and President of our Advisor


Alan P. Hirmes       Trustee, Chief Financial Officer     106,471 Common Shares(1)            1.28%
                     and Interim COO of our Company,
                     SVP of Advisor


Stanley Perla        Trustee of our Company                     0 Common Shares               --

Richard Rosan        Trustee of our Company                     0 Common Shares               --

Scott M. Mannes      Trustee of our Company                     0 Common Shares               --

Denise L. Kiley      Senior VP of our Company              94,471 Common Shares(1)            1.13%

Marc D. Schnitzer    Senior VP of our Company              94,471 Common Shares(1)            1.13%

Michael J. Brenner   Director of our Advisor                2,500 Common Shares               *

All Executive Officers and trustees and directors of
our Company and our Advisor as a group (8 persons)        139,310 Common Shares(1)            1.69%

1 92,858 of these common shares are owned by RelCap Holdings, LLC, of which
  Messrs. Hirmes, Boesky and Schnitzer and Ms. Kiley are equity owners.
2 4,000 of these common shares are owned by the Eastside Investment Partners, of which Mr. Boesky is a 25% equity owner.


* Less than 1% of the common shares outstanding

Item 13.  Certain Relationships And Related Transactions

       We have and will continue to have certain relationships with our Advisor and its affiliates. However, there have been no direct financial transactions between us and our trustees and officers or the directors and officers of our Advisor.

Advisory Agreement

       Our Company and our Advisor entered into an Advisory Agreement pursuant to which our Advisor is obligated to use its best efforts to seek out and present to us, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with our investment policies and objectives and consistent with investment programs our board of trustees may adopt from time to time in conformity with our Declaration of Trust.

       Although our board of trustees has continuing exclusive authority over our management, the conduct of its affairs, and the management and disposition of our assets, our board of trustees has delegated to our Advisor, subject to the supervision and review of our board of trustees and consistent with the provisions of our Declaration of Trust, the power and duty to: (i) obtain, furnish and/or supervise the services necessary to perform any ministerial functions in connection with the management of our day-to-day operations; (ii) seek out and present to us, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with our investment objectives and policies as adopted by our trustees from time to time; (iii) exercise absolute discretion, subject to our trustees' review, in decisions to originate, acquire, retain, sell or negotiate for the prepayment or restructuring of mortgages and our other investments; (iv) recommend investment opportunities consistent with our investment objectives and policies and negotiate on our behalf with respect to potential investments or the disposition thereof; (v) upon request, cause an affiliate to serve as the mortgagee of record for our mortgages if such affiliate is qualified to do so and in that capacity to hold escrows on behalf of mortgagors in connection with the servicing of mortgages, which it may deposit with various banks including banks with which it may be affiliated; (vi) obtain for us such other services as may be required in acquiring or disposing of investments, disbursing and collecting our funds, paying our debts and fulfilling our obligations, and handling, prosecuting and settling any of our claims, including foreclosing and otherwise enforcing mortgages and other liens securing investments; (vii) obtain for us such services as may be required for property management, mortgage brokerage and servicing, and other activities relating to our investment portfolio; (viii) evaluate, structure and negotiate potential prepayments or sales of mortgages and other investments and, if applicable, coordinate with government agencies and Fannie Mae and Freddie Mac in connection therewith; (ix) monitor annual participating interest payments, monitor operations and expenses of the developments, and verify computations of annual Participating Interest payments; (x) from time to time, or as requested by our board of trustees, make reports to us as to its performance of the foregoing services; and (xi) do all things necessary to assure its ability to render the services contemplated herein.

       Our Advisory Agreement is renewable annually by us, subject to an evaluation of the performance of our Advisor by our board of trustees. Our Advisory Agreement may be terminated (i) without cause by our Advisor or (ii) for Cause by a majority of the independent trustees, each without penalty, and each upon 60 days' prior written notice to the non-terminating party.

       Pursuant to the terms of our Advisory Agreement, our Advisor is entitled to receive the fees and other compensation set forth below:


       Fees/Compensation/Points*   Amount
       -------------------------   ------

       Asset Management Fee        Equal to .625% on existing Original Mortgage
                                   Investments; .355% on new Original Mortgage
                                   Investments; .355% on investment grade
                                   Additional Mortgage Investments; .750% on non-investment grade Additional Mortgage
                                   Investments; and 1.000% on unrated Additional
                                   Mortgage Investments.**

       Annual Incentive Fee        Subject to (1) a minimum annual distributions
                                   being made to Shareholders from CAD of $1.45 per Share and (2) our Company achieving at least annual GAAP net income per share of $1.60 (net of the Annual Incentive Fee), our
                                   Advisor shall be entitled to receive
                                   incentive compensation for each fiscal year in an amount equal to the product of: (A) 25% of the dollar amount by which (1) (a) Funds
                                   From Operations of our Company (before the
                                   Annual Incentive Fee) per Share (based on the weighted average number of common shares outstanding), plus (b) gains (or minus losses) from debt restructuring and sales of property per share (based on the weighted average number of common shares outstanding), exceed (2) an amount equal to the greater of:
                                   (a) (i) the weighted average of (x) $20 (the price per Share of the initial public offering) and (y) the prices per Share of any secondary offerings by our Company multiplied by (ii) the Ten-Year U.S. Treasury Rate plus
                                   2% per annum; and (b) $1.45 multiplied by (B) the weighted average number of common shares outstanding during such year.


       Origination Points          Advisor receives, with respect to each
                                   mortgage investment originated by us, a
                                   portion of the origination points paid by borrowers equal to up to 1% of the principal amount and we receive the portion of the origination points paid by borrowers in excess of 1% of the principal amount of such mortgage investment.

       Operating Expense
       Reimbursement               For direct expenses incurred by our Advisor.

_______________
* Our Advisor is also permitted to earn miscellaneous compensation, which may include, without limitation, construction fees, escrow interest, property management fees, leasing commissions and insurance brokerage fees. The payment of any such compensation is generally limited to the competitive rate for the services being performed.

** "Original Mortgage Investments" means investments authorized under our original investment policy, which include originated Mortgages, acquired Mortgages and additional loans (and within such terms are also included REMICS, CMOs, GNMA, FHA and FHLMC Pass-Through Certificates). "Additional Mortgage Investments" shall mean uninsured mortgage loans, construction loans, bridge loans, mezzanine loans, mortgage derivatives, and commercial mortgage backed securities ("CMBS") subordinated interests (including subordinated interests in CMBS).

Incentive Share Options            Our Advisor may receive options to acquire
                                   to acquire additional common shares pursuant to our Incentive Share Option Plan only if our distributions in any year exceed $1.45 per common share and the compensation committee of our board of trustees determines to grant such options.

       Our Advisor may engage in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to ours, or act as Advisor to any other person or entity having investment policies whether similar or dissimilar to ours. Before our Advisor, the officers and directors of our Advisor and all persons controlled by our Advisor and its officers and directors may take advantage of an opportunity for their own account or present or recommend it to others, they are obligated to present such investment opportunity to us if (i) such opportunity is of a character which could be taken by us, (ii) such opportunity is compatible with our investment objectives and policies and (iii) we have the financial resources to take advantage of such opportunity.

       The Declaration of Trust and Advisory Agreement provide that we will indemnify our Advisor and its affiliates under certain circumstances.

       Our Advisor is entitled to subcontract its obligations under our Advisory Agreement to an affiliate. In accordance with the foregoing, our Advisor has assigned its rights and obligations to RCC.

       Pursuant to our Advisory Agreement, our Advisor is entitled to receive as compensation a number of shares equal to 1% of all common shares issued by us. In connection with a 1,955,000 common share offering we completed in April, 2003, our Advisor was issued 19,550 common shares. These shares were subsequently distributed to RelCap Holdings, LLC.

Affiliated Transactions

       In September 2003, we and our Advisor agreed to amend the Advisory Agreement regarding the payment of an incentive management fee to the Advisor. Under the terms of the amended agreement, there is no change to the calculation of the incentive management fee. However, the incentive management fee is only earned by the Advisor if the Company attains $1.60 in GAAP earnings per share for the calendar year. Based on the amendment to the agreement and our 2003 earnings per share of $1.52, we did not pay the Advisor an incentive management fee in 2003.

       Also in September 2003, we entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, which is the parent of our Advisor , under which we transferred and assigned all of our rights and obligations to the two loans we originated under our Fannie Mae Virtual DUS program to PWF. There was no payment made or received by us in connection with this transfer. CharterMac has agreed to guarantee PWF's performance with regard to this program, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by us to secure our obligations under the loan program. In turn, we indemnified PWF against any losses to Fannie Mae on the loans and indemnified CharterMac against any obligation under its guaranty. The maximum aggregate exposure to us under this agreement is approximately $7.5 million. However, we believe that we will not be called upon to fund any of these guarantees and, accordingly, that the fair value of the guarantees is insignificant.

       In October 2003, we purchased nine taxable revenue bonds at a discount (99% of par) from CharterMac in the amount of $7.6 million. The nine taxable revenue bonds, each of which is secured by a first mortgage position, held by CharterMac, on a multifamily property, carry a weighted average interest rate of 8.69%. The price paid was determined by an independent third party valuation of the taxable revenue bonds. This transaction was approved by the independent members of our Board of Trustees.

       On October 15, 2003, we funded a bridge loan to Related Capital Guaranteed Corporate Partners II, L.P. Series A, an affiliate of our Advisor, in the approximate amount of $1.3 million. We received a fee of $10,000 for funding the loan. The loan was repaid on October 31, 2003.


       During 2003, the Advisor agreed to waive approximately $67,000 in asset management fees relating to additional work the Advisor performed on certain properties owned by us which were acquired as the result of us foreclosing on troubled loans. As the Advisor was paid a fee at the time the loans were originated, the Advisor agreed to waive certain additional fees to which it was entitled.

       In December 2003, we borrowed approximately $11.3 million from CharterMac in order to aid in the purchase of the Concord at Gulfgate first mortgage in the total amount of $14.1 million. CharterMac charged us interest at an annual rate of 3.17% on the borrowings, which was based on LIBOR plus 2%, which is the same rate paid by us on our Fleet Warehouse Facility. Shortly thereafter, we received a loan from Fleet on the warehouse facility in the amount of $14 million, the proceeds of which were used to repay the loan to CharterMac.




Item 14.  Principal Accounting Fees and Services


       Deloitte & Touche LLP have been and are presently our independent auditors.

       The following table presents fees for professional audit services rendered by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu, and their respective affiliates (collectively, "Deloitte & Touche") for the audit of our financial statements for the fiscal years ended December 31, 2003 and December 31, 2002, and fees for other services rendered by Deloitte & Touche during those periods.



-------------------------------------------------------------------------------
|                         |          2003           |          2002           |
|-----------------------------------------------------------------------------|
|Audit Fees (a)           |                $196,500 |                $221,000 |
|-----------------------------------------------------------------------------|
|Audit-Related Fees (b)   |                       - |                       - |
|-----------------------------------------------------------------------------|
|Tax Fees (c)             |                  42,000 |                  35,500 |
|-----------------------------------------------------------------------------|
|All Other Fees (d)       |                       - |                       - |
|-----------------------------------------------------------------------------|
|                   Total |                $238,500 |                $256,500 |
-------------------------------------------------------------------------------


(a) Fees for audit services billed in 2003 and 2002 consisted of the audit of the Company's annual financial statements, reviews of the Company's quarterly financial statements, comfort letters, consents and other services related to Securities and Exchange Commission matters.

(b) No audit-related services were rendered by Deloitte & Touche in 2003 or 2002.

(c) Fees for tax services billed in 2003 and 2002 consisted of tax compliance services. Tax compliance services are services rendered based upon facts already in existence or transactions that have already occurred to document, compute, and obtain government approval for amounts to be included in tax filings and consisted of Federal, state and local income tax return assistance and REIT compliance testing.

(d)    No other services were rendered by Deloitte & Touche during 2003 or 2002.

       All audit-related services, tax services and other services were pre-approved by the audit committee, which concluded that the provision of those services by Deloitte & Touche was compatible with the maintenance of Deloitte & Touche's independence in the conduct of its auditing functions.

Policy on Pre-Approval of Independent Auditor Services

       The audit committee is responsible for appointing, setting compensation and overseeing the work of the independent auditors. The audit committee has established a policy regarding pre-approval of all audit and non-audit services provided by our Company's independent auditors.

       On an on-going basis, management communicates specific projects and categories of service for which the advance approval of the audit committee is requested. The audit committee reviews these requests and advises management if the audit committee approves the engagement of the independent auditors. The audit committee may also delegate the ability to pre-approve audit and permitted non-audit services to one or more of its members, provided that any pre-approvals are reported to the audit committee at its next regularly scheduled meeting.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  May 7, 2004               By:  /s/ Stuart J. Boesky
                                         --------------------
                                         Stuart J. Boesky
                                         Trustee, Chairman of the Board,
                                         President and Chief Executive Officer

Date:  May 7, 2004               By:  /s/ Alan P. Hirmes
                                         -----------------------
                                         Alan P. Hirmes
                                         Trustee and Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


      Signature                          Title                        Date
----------------------   --------------------------------------   --------------



*
--------------------
Stanley R. Perla         Trustee                                  May 7, 2004


*
--------------------
Richard M. Rosan         Trustee                                  May 7, 2004


*
------------------       Chief Financial Officer
Alan P. Hirmes           Trustee                                  May 7, 2004


*
-------------------
Scott M. Mannes          Trustee                                  May 7, 2004


* /s/ Stuart J. Boesky
--------------------     Trustee, Chairman of the Board,
Stuart J. Boesky         President and  Chief Executive Officer   May 7, 2004
                         Attorney-in-fact

Exhibit Index
-------------

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002