Form 10-Q
period 2004-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2004-05-10
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2004


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
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                                dentification No.)


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
                             (Dollars in thousands)

                                                           ============   ============
                                                             March 31,    December 31,
                                                               2004           2003
                                                           ------------   ------------
                                                           (Unaudited)

ASSETS
Investments in debt securities - available for sale           $ 157,262      $ 167,260
Real estate owned - held and used                                 7,602             --
Real estate owned - subject to sales contracts                   52,112         51,616
Real estate owned - held for sale                                17,924         25,802
Notes receivable, net                                            33,392         35,946
Investment in ARCap                                              20,240         20,240
Investments in mortgage loans, net                               13,894         13,864
Revenue bonds - available for sale                                7,569          7,586
Cash and cash equivalents                                        10,861          2,028
Other assets                                                      2,222          2,765
                                                              ---------      ---------

Total assets                                                  $ 323,078      $ 327,107
                                                              =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

  Repurchase facilities payable                               $ 145,794      $ 149,529
  Warehouse facility payable                                     35,030         34,935
  Mortgage payable on real estate owned                          15,993         15,993
  Interest rate derivatives                                         871            278
  Accounts payable and accrued expenses                             538          1,552
  Due to Advisor and affiliates                                     642            590
  Distributions payable                                           3,335          3,335
                                                              ---------      ---------

Total liabilities                                               202,203        206,212
                                                              ---------      ---------

Commitments and contingencies


Shareholders' equity:

  Shares of beneficial interest; $.10 par value; 25,000,000
   shares authorized; 8,713,376 issued and 8,338,180
   outstanding in 2004 and 2003                                     871            871
  Treasury shares of beneficial interest;
   375,196 shares                                                   (38)           (38)
  Additional paid-in capital                                    126,832        126,779
  Deferred compensation - stock options                             (66)           (29)
  Distributions in excess of net income                         (15,148)       (15,138)
  Accumulated other comprehensive income                          8,424          8,450
                                                              ---------      ---------

Total shareholders' equity                                      120,875        120,895
                                                              ---------      ---------

Total liabilities and shareholders' equity                    $ 323,078      $ 327,107
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

                                                      =========================
                                                          Three Months Ended
                                                              March 31,
                                                      -------------------------
                                                         2004          2003
                                                      -------------------------
Revenues:
   Interest income:
     Debt securities                                  $     2,337   $     1,872
     Mortgage loans                                           418         1,407
     Notes receivable                                         667           918
     Revenue bonds                                            168            --
     Temporary investments                                     12             8
   Rental income                                              263            --
   Other income                                             1,129            28
                                                      -----------   -----------

     Total revenues                                         4,994         4,233
                                                      -----------   -----------

Expenses:
   Interest                                                   892           407
   General and administrative                                 268           243
   Fees to Advisor                                            482           443
   Property operations                                        239            --
   Depreciation                                               249            --
   Amortization and other                                     139           157
                                                      -----------   -----------

     Total expenses                                         2,269         1,250
                                                      -----------   -----------

Other income:
   Equity in earnings of ARCap                                600           600
   Net loss on sale or repayment of debt securities            --          (391)
                                                      -----------   -----------

     Total other income                                       600           209
                                                      -----------   -----------

   Net income                                         $     3,325   $     3,192
                                                      ===========   ===========

   Net income per share (basic and diluted)           $       .40   $       .50
                                                      ===========   ===========

   Weighted average shares outstanding
     Basic                                              8,338,180     6,363,630
                                                      ===========   ===========
     Diluted                                            8,362,247     6,363,630
                                                      ===========   ===========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
            Consolidated Statement of Changes in Shareholders' Equity
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                           Treasury Shares of
                                                      Shares of Beneficial Interest        Beneficial Interest        Additional
                                                      -----------------------------    --------------------------      Paid-in
                                                        Shares              Amount       Shares         Amount         Capital
                                                      -----------       -----------    -----------    -----------     ----------


Balance at January 1, 2004                            $ 8,713,376       $       871      (375,196)    $      (38)     $  126,779

Comprehensive income:
Net income

Other comprehensive income:
  Net unrealized loss on interest rate derivatives
  Unrealized holding gain arising during the period


Total other comprehensive income


Comprehensive income


Issuance of stock options                                                                                                     53
Deferred compensation costs


Distributions
                                                      -----------       -----------    -----------    -----------     ----------

Balance at March 31, 2004                             $ 8,713,376       $       871      (375,196)    $      (38)     $  126,832
                                                      ===========       ===========    ===========    ===========     ==========




                                                        Deferred     Distributions                   Accumulated Other
                                                      Compensation     in Excess     Comprehensive     Comprehensive
                                                     Stock Options   of Net Income      Income             Income           Total
                                                     -------------   -------------   -------------   -----------------   -----------


Balance at January 1, 2004                           $        (29)   $    (15,138)                      $    8,450       $  120,895

Comprehensive income:
Net income                                                                  3,325    $      3,325                             3,325
                                                                                     -------------
Other comprehensive income:
  Net unrealized loss on interest rate derivatives                                           (871)
  Unrealized holding gain arising during the
  period                                                                                      845
                                                                                     -------------

Total other comprehensive income                                                              (26)             (26)             (26)
                                                                                     -------------

Comprehensive income                                                                 $       3,299
                                                                                     =============

Issuance of stock options                                     (53)
Deferred compensation costs                                    16                                                                16


Distributions                                                              (3,335)                                           (3,335)
                                                     -------------   -------------                      -----------      -----------

Balance at March 31, 2004                            $        (66)   $    (15,148)                      $    8,424       $  120,875
                                                     =============   =============                      ===========      ===========


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                      ==========================
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2004            2003
                                                      -----------    -----------
Cash flows from operating activities:
   Net income                                         $     3,325    $     3,192
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation                                             249             --
     Net loss on repayments of debt securities                 --            391
     Amortization - deferred financing costs                   52             --
     Amortization - deferred compensation costs                16             --
     Amortization - loan premium and
       origination costs and fees                             (70)          (204)
     Accretion of discount on debt securities                  23              8
   Changes in operating assets and liabilities:
     Accrued interest receivable                              560           (166)
     Other assets                                             (70)           (71)
     Due to (from) Advisor and affiliates                      52            (79)
     Accounts payable and accrued expenses                   (465)          (410)
     Accrued interest payable                                (549)           127
                                                      -----------    -----------

   Net cash provided by operating activities                3,123          2,788
                                                      -----------    -----------

Cash flows from investing activities:
   Funding of mortgage loans                                  (94)        (7,049)
   Repayments of mortgage loans                                79          9,350
   Funding of notes receivable                                (95)       (20,502)
   Repayment of notes receivable                            2,703          4,057
   Principal repayments of debt securities                 14,742          5,960
   Investment in debt securities                           (4,199)        (4,532)
   Principal repayments on revenue bonds                       17             --
   Increase in restricted cash                                 --         (8,282)
   Additions to real estate owned                            (468)            --
                                                      -----------    -----------
Net cash provided by (used in) investing activities        12,685        (20,998)
                                                      -----------    -----------

                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                             (Dollars in thousands)
                                   (Unaudited)

                                                      ==========================
                                                          Three Months Ended
                                                               March 31,
                                                      --------------------------
                                                         2004            2003
                                                      -----------    -----------


Cash flows from financing activities:
   Proceeds from repurchase facilities payable              6,060         21,184
   Proceeds from warehouse facility payable                    95          8,209
   Repayments of repurchase facility payable               (9,795)       (15,499)
   Distribution paid to shareholders                       (3,335)        (2,545)
   Increase in deferred financing costs                        --            102
                                                      -----------    -----------

Net cash provided by (used in) financing activities        (6,975)        11,451
                                                      -----------    -----------

Net increase (decrease) in cash and cash equivalents        8,833         (6,759)
Cash and cash equivalents at the beginning
   of the period                                            2,028         10,404
                                                      -----------    -----------
Cash and cash equivalents at the end of the
   period                                             $    10,861    $     3,645
                                                      ===========    ===========
Supplemental information:
Interest paid                                         $       771    $       430
                                                      ===========    ===========

Conversion of mortgage loans to real estate owned:

Increase in real estate owned                                        $ 7,920,000
Decrease in mortgage loans                                            (7,920,000)
                                                                     -----------

                                                                     $        --
                                                                     -----------

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

The Company is governed by a board of trustees comprised of three independent trustees and two non-independent trustees who are affiliated with CharterMac, an American Stock Exchange listed company (AMEX:CHC). The Company has engaged Related AMI Associates, Inc. (the "Advisor"), an affiliate of CharterMac, to manage its day-to-day affairs. The Advisor has subcontracted with Related Capital Company ("Related"), a subsidiary of CharterMac, to provide the services contemplated. Through the Advisor, Related offers the Company a core group of experienced staff and executive management providing the Company with services on both a full and part-time basis. These services include, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations and public relations services.

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

Effective October 2003, the Company dissolved AMAC/FM due to the assignment of all rights and obligations under the Fannie Mae loan program to PW Funding Inc., a subsidiary of CharterMac (see Note 11). AMAC/FM was formed to manage this program.

The consolidated financial statements of the Company have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and its cash flows. However, the operating results for the interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

     o    FASB Statement SFAS No. 148, "Accounting for Stock-Based  Compensation
          - Transition and Disclosure, an amendment of FASB Statement No. 123".

     o FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") as amended and interpreted by FIN 46(R). Such Interpretation addresses the consolidation of variable interest entities ("VIEs"), including special purpose entities ("SPFs"), that are not controlled through voting interests or in which the equity investors do not bear the residual economic risks and rewards.

     o FASB Statement SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities".

     o FASB Statement SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity".

Certain prior year amounts have been reclassified to conform to the current year presentation.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 2 - Investments in Debt Securities-Available for Sale

Information relating to Debt Securities owned by the Company as of March 31, 2004 is as follows: (Dollars in thousands)


                                                    Date Purchased/                      Amortized
                                     Certificate         Final           Stated           Cost at
Name                                   Number        Payment Date     Interest Rate    March 31, 2004
-------------------                  -----------    ---------------   -------------    ---------------
GNMA CERTIFICATES

Western Manor (1)                      355540           7/27/94           7.125%          $  2,454
                                                        3/15/29

SunCoast Capital Group, Ltd. (1)       G002412          6/23/97           7.000%               199
                                                        4/20/27

Elmhurst Village (1)                   549391           6/28/01           7.745%            21,572
                                                        1/15/42

Reserve at Autumn Creek (1)(2)         448748           6/28/01           7.745%             1,484
                                                        1/15/42

Village at Marshfield (1)              519281           3/11/02           7.475%            21,339
                                                        1/15/42

Cantera Crossing (1)                   532663           3/28/02           6.500%             6,402
                                                        6/1/29

Filmore Park (1)                       536740           3/28/02           6.700%             1,431
                                                       10/15/42

Northbrooke (1)                        548972           5/24/02           7.080%            14,002
                                                         8/1/43

Ellington Plaza (1)                    585494           7/26/02           6.835%            31,645
                                                         6/1/44

Burlington (1)                         595515           11/1/02           5.900%             6,789
                                                        4/15/31
FNMA DUS CERTIFICATES

Cambridge (1)                          385971           4/11/03           5.560%             3,653
                                                         3/1/33

Bayforest (1)                          381974           4/21/03           7.430%             4,289
                                                        10/1/28

Coventry Place (1)                     384920            5/9/03           6.480%               788
                                                         3/1/32

Rancho de Cieto (1)                    385229           5/13/03           6.330%             2,598
                                                         9/1/17

Elmwood Gardens (1)                    386113           5/15/03           5.350%             5,528
                                                         5/1/33

                                                                             Interest Income
                                                                            Earned Applicable
                                       Unrealized                          to the Three Months
                                     Gain (Loss) at       Balance at              Ended
Name                                 March 31, 2004     March 31, 2004        March 31, 2004
-------------------                  --------------     --------------     -------------------
GNMA CERTIFICATES

Western Manor (1)                       $    (33)        $    2,421             $     48


SunCoast Capital Group, Ltd. (1)              13               212                     4


Elmhurst Village (1)                       1,031            22,603                   418


Reserve at Autumn Creek (1)(2)                --             1,484                    29


Village at Marshfield (1)                    738            22,077                   360


Cantera Crossing (1)                         916             7,318                   105


Filmore Park (1)                             157             1,588                    24


Northbrooke (1)                            2,106            16,108                   245


Ellington Plaza (1)                        4,253            35,898                   479


Burlington (1)                               183             6,972                    99

FNMA DUS CERTIFICATES

Cambridge (1)                                 47             3,700                    48


Bayforest (1)                                 57             4,346                    63


Coventry Place (1)                             7               795                    12


Rancho de Cieto (1)                          (32)            2,566                    32


Elmwood Gardens (1)                            9             5,537                    72



              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


                                                    Date Purchased/                      Amortized
                                     Certificate         Final           Stated           Cost at
Name                                   Number        Payment Date     Interest Rate    March 31, 2004
-------------------                  -----------    ---------------   -------------    ---------------

30 West (1)                            380751           5/27/03           6.080%             1,355
                                                        10/1/16

Jackson Park (1)                       386139           5/30/03           5.150%             2,768
                                                         6/1/18

Courtwood (1)                          386274           6/26/03           4.690%             1,759
                                                         6/1/33

Sultana (1)                            386259           6/30/03           4.650%             4,090
                                                         6/1/23

Buena (1)                              386273           6/30/03           4.825%             3,041
                                                         6/1/33

Allegro (1)                            386324           6/30/03           5.380%             2,567
                                                         7/1/33

Village West (1)                       386243           6/30/03           4.910%               784
                                                         6/1/21

Westwood/Monterey (1)                  386421           9/15/03           5.090%             2,712
                                                         8/1/33

Euclid (1)                             386446           9/15/03           5.310%             2,367
                                                         8/1/33

Edgewood (1)                           386458           9/15/03           5.370%             2,351
                                                         9/1/33

                                                                                       ---------------

Total                                                                                     $147,967
                                                                                       ===============


                                                                             Interest Income
                                                                            Earned Applicable
                                       Unrealized                          to the Three Months
                                     Gain (Loss) at       Balance at              Ended
Name                                 March 31, 2004     March 31, 2004        March 31, 2004
-------------------                  --------------     --------------     -------------------

30 West (1)                                  (64)            1,291                    15


Jackson Park (1)                              20             2,788                    35


Courtwood (1)                                (95)            1,664                    20


Sultana (1)                                 (267)            3,823                    47


Buena (1)                                   (149)            2,892                    36


Allegro (1)                                  (27)            2,540                    34


Village West (1)                             (26)              758                     9


Westwood/Monterey (1)                        172             2,884                    37


Euclid (1)                                   146             2,513                    33


Edgewood (1)                                 133             2,484                    33


                                     ---------------------------------------------------------

Total                                   $  9,295         $ 157,262              $  2,337
                                     =========================================================


   (1)These GNMA and FNMA DUS certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facilities (see Note 7).
   (2)In January 2004, the Company received proceeds in the approximate amount of $14.5 million from HUD in relation to the paydown of the Reserve at Autumn Creek GNMA certificate. This paydown approximated 90% of the total outstanding balance of the underlying mortgage loan, which was the initial payment pursuant to the FHA insurance claim made by the Company when the borrower missed debt service payments. The remaining balance of approximately $1.5 million is expected to be received in the second quarter 2004, from the remaining amounts of the insurance and potentially the guarantee from GNMA.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


The amortized cost, unrealized gain and fair value for the investment in debt securities at March 31, 2004 and December 31, 2003 were as follows:

                                                        (Dollars in thousands)

                                                     March 31,        December 31,
                                                       2004              2003
                                                   ------------       ------------
Amortized cost                                       $147,967           $158,533
Net unrealized gain                                     9,295              8,727
                                                     --------           --------
Fair Value                                           $157,262           $167,260
                                                     ========           ========

As of March 31, 2004, there were gross unrealized gains and losses of approximately $9,988,000 and approximately $693,000, respectively. As of December 31, 2003, there were gross unrealized gains and losses of approximately $10,040,000 and approximately $1,313,000, respectively.

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

The fair value and gross unrealized losses of the Company's debt securities aggregated by length of time that individual debt securities have been in a continuous unrealized loss position, at March 31, 2004, is summarized in the table below:

                             (Dollars in thousands)

                                                         12
                                       Less than       Months
                                       12 Months      or More        Total
          ------------------------------------------------------------------
          Fair value                    $17,955          --          $17,955

          Gross unrealized loss         $   693          --          $   693

Of the Company's portfolio of debt securities, eight are in an unrealized loss position at March 31, 2004. All of these securities have been in an unrealized position for less than one year. These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of these securities. All of the debt securities are performing according to their terms. Accordingly, the Company has concluded that these impairments are only temporary.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 3 - Notes Receivable

The Company's notes receivable are collateralized by equity interests in the owner of the underlying property and consist of the following as of March 31, 2004:

                             (Dollars in thousands)
                                                                                         Remaining
                                                  Outstanding                            Committed
                                                   Principal    Unamortized   Carrying   Balance to      Interest
Property                   Location                 Balance        Fees        Amount     Fund (1)         Rate           Maturity
------------------------------------------------------------------------------------------------------------------------------------
Noble Towers (2)(3)        Oakland, CA             $  3,581       $  25      $  3,556    $3,719           9.75%            July 2005

Clark's Crossing (2)       Laredo, TX                 1,074          --         1,074        --          12.00%         October 2004

Valley View (2)            North Little Rock, AR        400          --           400        --          12.00%            July 2004

Georgia King (2)           Newark, NJ                 1,495           7         1,488         5          11.50%             May 2004

Reserve at Thornton (2)    Thornton, CO                 260           8           252       690          11.00%          August 2006

Concord at Gessner Land    Houston, TX                  188          --           188        --           8.00%        December 2008

Del Mar Villas (4)         Dallas, TX                 5,554          --         5,554        --    LIBOR + 4.625%(6)    October 2004

Mountain Valley (5)        Dallas, TX                 6,306          22         6,284        --    LIBOR + 4.750%(6)   November 2004

Baywoods (5)               Antioch, CA               10,990          32        10,958        --    LIBOR + 4.000%(6)      March 2005

Oaks of Baytown (5)        Baytown, TX                2,432          13         2,419     1,393    LIBOR + 4.500%(6)     August 2005

Quay Point (5)             Houston, TX                1,223           4         1,219        --    LIBOR + 3.600%(6)     August 2005
                                                   -----------------------------------------------

    Total                                          $ 33,503        $111       $33,392    $5,807
                                                   ===============================================


(1)  Funded on an as needed basis.
(2) These loans are to limited partnerships that are affiliated with the Advisor (see Note 9).
(3) Affiliate of the Advisor has provided a full guarantee on the payment of principal and interest due on this note.
(4) Effective April 2004, this note is no longer pledged as collateral in connection with the warehouse facility with Fleet National Bank (see Note
     8).
(5) Pledged as collateral in connection with the warehouse facility with Fleet National Bank (see Note 8).
(6)  30-day LIBOR at March 31, 2004 was 1.09%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 4 - Investments in Mortgage Loans

Information relating to the Company's investments in mortgage loans as of March 31, 2004 is as follows:

(Dollars in thousands)
                                                                     Final
                                                                    Maturity                                        Lifetime
Property                                              Description     Date     Call Date (A)   Interest Rate    Interest Cap (C)
--------                                              -----------   --------   -------------   --------------   ----------------
FIRST MORTGAGE LOANS:
  Sunset Gardens
   Eagle Pass, TX                                      60 Units        6/04       N/A                  11.50%        N/A
  Alexandrine (G)
   Detroit, MI                                         30 Units       12/03       N/A                  11.00%        N/A
  Desert View (H)
   Coolidge, AZ                                        45 Units        5/04       N/A                  11.00%        N/A


Subtotal First Mortgage Loans

MEZZANINE LOANS (I):

Properties in Lease-Up
  The Hollows (J)
   Greenville, NC                                     184 Units        1/42       1/12             10.00% (B)        16%
  Elmhurst Village (K) (L)
   Oveido, FL                                         313 Units        1/42       3/19             10.00% (B)        16%
  Club at Brazos (J) (M)
   Rosenberg, TX                                      200 Units        5/43       4/13             10.00% (B)        14%
  Northbrooke (K) (L)
   Harris County, TX                                  240 Units        8/43       7/13             11.50% (B)        14%


Subtotal Properties in Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------

  Del Mar Villas
   Dallas, TX                                         260 Units       10/04       N/A          LIBOR + 4.625%        (N)
  Mountain Valley
   Dallas, TX                                         312 Units       11/04       N/A          LIBOR + 4.750%        (N)
  Villas at Highpoint
   Lewisville, TX                                     304 Units        4/33       TBD                  14.57%        N/A
  Villas at Highpoint
   Lewisville, TX                                     304 units        4/33       TBD                  23.76%        N/A




                                                                            Share of
                                                          Share of       Excess Sale or
                                                      Excess Operating    Refinancing        Periodic
Property                                                 Cash Flows         Proceeds      Payment Terms   Prior Liens
--------                                              ----------------   --------------   -------------   -----------
FIRST MORTGAGE LOANS:
  Sunset Gardens
   Eagle Pass, TX                                          N/A                N/A             (F)                 --
  Alexandrine (G)
   Detroit, MI                                             N/A                N/A             (F)                 --
  Desert View (H)
   Coolidge, AZ                                            N/A                N/A             (F)                 --


Subtotal First Mortgage Loans

MEZZANINE LOANS (I):

Properties in Lease-Up
  The Hollows (J)
   Greenville, NC                                          50%                25%             (F)         $    8,871
  Elmhurst Village (K) (L)
   Oveido, FL                                              50%                25%             (F)             21,572
  Club at Brazos (J) (M)
   Rosenberg, TX                                           50%                25%             (F)             14,326
  Northbrooke (K) (L)
   Harris County, TX                                       50%                50%             (F)             13,857


Subtotal Properties in Lease-Up


Properties in Construction/Rehabilitation
-----------------------------------------

  Del Mar Villas
   Dallas, TX                                              N/A                N/A             (F)              5,554
  Mountain Valley
   Dallas, TX                                              N/A                N/A             (F)              6,306
  Villas at Highpoint
   Lewisville, TX                                          N/A                N/A             (F)             18,800
  Villas at Highpoint
   Lewisville, TX                                          N/A                N/A             (F)                 --




                                                                                                            Interest
                                                                                                         Earned Applicable
                                                       Outstanding                       Carrying       to the Three Months
                                                      Face Amount of    Unamortized      Amount of            Ended
Property                                               Mortgages (D)   Costs and Fees   Mortgages (E)      March 31, 2004
--------                                              --------------   --------------   -------------   -------------------
FIRST MORTGAGE LOANS:
  Sunset Gardens
   Eagle Pass, TX                                        $ 1,479           $    --         $ 1,479             $  43
  Alexandrine (G)
   Detroit, MI                                               342                --             342                12
  Desert View (H)
   Coolidge, AZ                                              881                --             881                26
                                                         ------------------------------------------------------------------

Subtotal First Mortgage Loans                              2,702                --           2,702                81
                                                         ------------------------------------------------------------------
MEZZANINE LOANS (I):

Properties in Lease-Up
  The Hollows (J)
   Greenville, NC                                          1,549              (129)          1,420                43
  Elmhurst Village (K) (L)
   Oveido, FL                                              2,875              (382)          2,492                80
  Club at Brazos (J) (M)
   Rosenberg, TX                                           1,962               (75)          1,887                49
  Northbrooke (K) (L)
   Harris County, TX                                       1,500              (132)          1,368                45
                                                         ------------------------------------------------------------------

Subtotal Properties in Lease-Up                            7,885              (718)          7,167               217
                                                         ------------------------------------------------------------------

Properties in Construction/Rehabilitation
-----------------------------------------

  Del Mar Villas
   Dallas, TX                                                765                --             765                11
  Mountain Valley
   Dallas, TX                                                776                --             776                11
  Villas at Highpoint
   Lewisville, TX                                          2,599              (144)          2,455                98
  Villas at Highpoint
   Lewisville, TX                                             68               (39)             29                --
                                                         ------------------------------------------------------------------

Subtotal Properties in Construction/Rehabilitation         4,208              (183)          4,025               120
                                                         ------------------------------------------------------------------

Subtotal Mezzanine Loans                                  12,093              (901)         11,192               337
                                                         ------------------------------------------------------------------

Total Mortgage Loans                                     $14,795           $  (901)        $13,894             $ 418
                                                         ==================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


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

(D) As of March 31, 2004, all interest payments on the mortgage loans are current, except as noted.

(E) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(F)  Interest only payments are due monthly, with loan balance due at maturity.

(G) The first mortgage loan, which matured in December 2003, was paid off in April 2004.

(H) Loan purchased in April 2003 in connection with the performance under a guarantee made by the Company.

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

(L) The first mortgage loans related to these properties were converted from participations in FHA loans to ownership of the GNMA certificates and are held by the Company - see Note 2.

(M) The funding of this mezzanine loan is based on property level operational achievements.

(N)  Interest cap on these loans is the maximum rate permitted by law.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 5 - Real Estate Owned

The Company foreclosed on certain mortgage loans and notes receivable during 2003. The Company's real estate owned at March 31, 2004 consisted of the following:

(Dollars in thousands)

                                                  Number of                       Carrying
                                                   Units           Location         Value
                                                -----------     -------------    -----------
Real estate owned - held and used
---------------------------------

     Plaza at San Jacinto (1)
     (net of accumulated depreciation)               132         La Porte, TX      $  7,602
                                                     ===                           ========

Real estate owned - subject to sales contracts
----------------------------------------------

     Concord at Little York (2)                      276          Houston, TX       $16,423
     Concord at Gessner (2)                          288          Houston, TX        17,447
     Concord at Gulfgate (2)                         288          Houston, TX        18,242
                                                     ---                           --------

     Total real estate owned -
       subject to sales contracts                    852                           $ 52,112
                                                     ===                           ========

Real estate owned -- held for sale
----------------------------------

     Reserve at Autumn Creek (3)                     212        Friendswood, TX    $ 17,924
                                                     ===                           ========


(1) On March 7, 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto. On May 6, 2003, the Company acquired the real estate at a foreclosure auction. The Company classified its investment in this property as real estate owned - held for sale. However, the Company has been focused on increasing the occupancy and the operating income generated from the property. The Company has reclassified the property as real estate owned - held and used on March 7, 2004 and has begun to depreciate the property. The Company has also recaptured depreciation for the period the property had been classified as held for sale. Depreciation on the property at March 31, 2004 totaled approximately $249,000 and is recorded on the consolidated statement of income. As operations begin to improve, the property will be marketed for sale. Operations of the property at March 31, 2004, have also been recorded on the consolidated statement of income.

(2) The three properties underlying these notes receivable stopped making interest payments in May 2003. The Company subsequently exercised its rights under the subordinated promissory notes and other documents and took possession of all three properties. The Company purchased the first mortgages and acquired the real estate at foreclosure auctions. The Company subsequently sold all three properties to a qualified 501 (c)(3) entity during 2003. Due to the fact that the Company provided 100% financing, these properties continue to be carried as real estate owned - subject to sales contracts. Income from operations of all three properties at March 31, 2004, totaled approximately $1.1 million and is recorded as other income on the consolidated statement of income.

(3) Certain required debt service payments have been missed, causing the Reserve at Autumn Creek mezzanine loan to be in default. During October 2003, the Company exercised its rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Reserve at Autumn Creek property, subject to the first mortgage loan. The first mortgage loan, in the approximate amount of $15,993,000, bears interest at a fixed rate of 8% per annum and matures January 2042. The Company has reclassified its investment in the Reserve at Autumn Creek to real estate owned - held for sale on the consolidated balance sheet. The Company is currently focused on

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


increasing the occupancy and the operating income generated from the property. As operations begin to improve, the property will be marketed for sale.


NOTE 6 - Taxable Revenue Bonds

During October 2003, the Company purchased nine taxable revenue bonds at a discount (99% of par) from CharterMac in the amount of $7.6 million. The nine taxable revenue bonds, each of which is secured by a first mortgage position held by CharterMac on a multifamily property, carry a weighted average interest rate of 8.69%. The price paid was determined by an independent third party valuation of the taxable revenue bonds. This transaction was approved by the Company's Board of Trustees. The Company's estimate of each revenue bond's fair value was equal to its amortized cost at March 31, 2004.


NOTE 7 - Repurchase Facilities

The Company had a repurchase facility with Nomura Securities International Inc. ("Nomura"). In January 2004, Nomura notified the Company that it intended to terminate the repurchase facility. In February 2004, the Company executed repurchase agreements with Greenwich Capital, Bear Stearns and RBC Capital Markets ("the Counterparties"), and in the first week of March 2004, the Company executed multiple transactions whereby the repurchase transactions outstanding with Nomura were paid off from the funds of three new transactions with the Counterparties.

The terms of the Nomura facility allowed the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS certificates owned by the Company. Interest on borrowings were at a 30-day LIBOR plus 0.02%. As of December 31, 2003, the amounts outstanding under this facility were $149.5 million, and weighted average interest rates were 1.56%. Deferred costs relating to this facility have been fully amortized.

The terms of the Greenwich Capital, Bear Stearns and RBC Capital Markets repurchase agreements offer advance rates between 94% and 97% of the fair market value of GNMA and FNMA DUS certificates, determined by the Counterparties and borrowing rates between 30-day LIBOR minus 3 basis points and 30-day LIBOR plus 10 basis points, which may change at the discretion of the Counterparties. The borrowings are subject to 30-day settlement terms. As of March 31, 2004, amounts outstanding under these repurchase facilities were $18.8, $19.1 and $107.9 million, respectively, at interest rates of 1.07%, 1.10% and 1.20%, respectively.

A significant risk associated with these facilities is that the market value of the securities sold by the Company may decline and that the Company will be required to post additional collateral. See Note 2 for securities posted as collateral in connection with these facilities.


NOTE 8- Warehouse Facility

In October 2002, the Company entered into a mortgage warehouse line of credit with Fleet National Bank (the "Fleet Warehouse Facility") in the amount of up to $40 million. Under the terms of the Fleet Warehouse Facility, Fleet will advance up to 83% of the total loan package, to be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties. This facility, which matures April 2006, bears interest at a rate of 30-, 60-, 90- or 180-day LIBOR + 200 basis points, or prime, at the discretion of the Company, payable monthly on the total amounts advanced. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. From time to time, the Company will use this facility to finance real estate owned. As of March 31, 2004 and December 31, 2003, the Company had approximately $35.0 and $34.9 million, respectively, in borrowings outstanding under this program. As of April 2004, the Company's borrowing period under this facility has expired.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


During April 2004, the Company repaid the outstanding balance of the Del Mar Villas loan from Fleet in the approximate amount of $4.6 million. The Del Mar Villas note receivable is no longer pledged as collateral in connection with this warehouse facility.


NOTE 9 - Related Party Transactions

The costs incurred to related parties for the three months ended March 31, 2004 and 2003 were as follows:

                                                            Three Months Ended
                                                                 March 31,
                                                           ---------------------
                                                              2004        2003
                                                           ---------------------
Expense reimbursement                                         $169        $147
Asset management fees                                          313         249
Incentive fee                                                   --          47*
                                                              ----        ----

                                                              $482        $443
                                                              ====        ====


* During September 2003, the Company and its Advisor agreed to amend its management agreement regarding the payment of an incentive management fee to the Advisor. Under the terms of the amended agreement, there is no change to the calculation of the incentive management fee. However, the incentive management fee is only earned by the Advisor if the Company attains $1.60 in GAAP earnings per share for the calendar year. Based on the amendment to the agreement and the Company's 2003 earnings per share of $1.52, the Company did not incur an incentive management fee in 2003. The $47,000 accrual made in the first quarter of 2003 was reversed out in the third quarter of 2003.

Some of the Company's notes receivable (see Note 3), the stabilization loan guarantees and the standby loan commitments described in Note 11 are to limited partnerships in which the general partner is an unaffiliated third party and the limited partner is itself a limited partnership in which an affiliate of the Advisor is the general partner.

The Noble Towers note receivable is guaranteed by an affiliate of the Advisor (see Note 3).

The Company has indemnified an affiliate of the Advisor (see Note 11).


NOTE 10 - Earnings Per Share

Basic net income per share in the amount $.40 and $.50 for the three months ended March 31, 2004 and 2003, respectively, equals net income for the periods ($3,324,469 and $3,192,151, respectively), divided by the weighted average number of shares outstanding, which were 8,338,180 and 6,363,630, respectively.

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

Diluted net income per share in the amount of $.40 for the three months ended March 31, 2004 equals net income for the period ($3,324,469), divided by the weighted average number of shares outstanding for the period (8,362,247).

Diluted net income per share equaled basic net income per share.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)



NOTE 11 - Commitments and Contingencies

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

In September 2003, the Company entered into a letter of agreement with PW Funding Inc. ("PWF"), a subsidiary of CharterMac, each of which are affiliates of the Advisor, under which the Company transferred and assigned all of its rights and obligations to two loans it originated to PWF. There was no payment made or received by the Company in connection with this transfer. CharterMac has agreed to guarantee PWF's performance with regard to these two loans, which in turn, allowed for the release of approximately $8.3 million in collateral pledged by the Company to secure its obligations under the loan program. In turn, the Company indemnified PWF against any losses to Fannie Mae on the loans and indemnified CharterMac against any obligation under its guaranty. The maximum aggregate exposure to the Company under the agreement is approximately $7.5 million. However, the Company believes that it will not be called upon to fund any of these guarantees and, accordingly, that the fair value of the guarantees is insignificant.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)



Standby and Forward Loan and GNMA Commitments
---------------------------------------------

The Company has issued the  following  standby and forward  bridge and permanent
loan  commitments  for  the  purpose  of   constructing/rehabilitating   certain
multifamily apartment complexes in various locations.

                             (Dollars in thousands)

STANDBY AND
FORWARD BRIDGE LOAN COMMITMENTS
---------------------------------------
                                                                                               MAXIMUM AMOUNT OF COMMITMENTS
                                                                                   -------------------------------------------------

ISSUE DATE      PROJECT                    LOCATION            NO. OF APT. UNITS       LESS THAN 1 YEAR              1-3 YEARS
------------------------------------------------------------------------------------------------------------------------------------
  Feb-03        Noble Towers               Oakland, CA                 195                 $   --                   $  3,719 (1)
  Aug-03        Oaks of Baytown            Baytown, TX                 248                  1,393 (2)                     --
  Nov-03        Georgia King               Newark, NJ                  422                      5                         --
  Dec-03        Reserve at Thornton        Thornton, CO                216                    690 (2)                     --
                                                              ----------------------------------------------------------------------

TOTAL STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS                    1,081                 $2,088                   $  3,719
                                                              ======================================================================




 STANDBY AND FORWARD MEZZANINE LOAN
 COMMITMENTS
 ----------------------------------------

                                                                                               MAXIMUM AMOUNT OF COMMITMENTS
                                                                                   -------------------------------------------------

ISSUE DATE      PROJECT                    LOCATION            NO. OF APT. UNITS       LESS THAN 1 YEAR              1-3 YEARS
------------------------------------------------------------------------------------------------------------------------------------
  April-03      Villas at Highpoint        Lewisville, TX              304                 $     --                 $      625
                                                              ----------------------------------------------------------------------

TOTAL STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS                   304                 $     --                 $      625
                                                              ======================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)



FORWARD GNMA COMMITMENTS
------------------------

                                                                     MAXIMUM AMOUNT OF COMMITMENTS
                                                           -----------------------------------------------

DATE PURCHASED      PROJECT               LOCATION             LESS THAN 1 YEAR             1-3 YEARS
----------------------------------------------------------------------------------------------------------
   May-02           Ellington Plaza       Washington, DC         $  6,079 (2)               $     --
                                                           -----------------------------------------------

TOTAL FORWARD GNMA COMMITMENTS                                   $  6,079                         --
                                                           -----------------------------------------------

TOTAL STANDBY AND FORWARD LOAN AND GNMA COMMITMENTS              $  8,167                    $ 4,344
                                                           ===============================================


(1) Fundings will be on an as needed basis to complete rehabilitation of the property.
(2) Funding has already begun. Amount represents remaining commitment expected to be funded.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


Stabilization Loan Guarantees
-----------------------------

During 2002, the Company guaranteed the following loans in relation to the construction of affordable multifamily apartment complexes in various locations. The construction loan guarantees will provide credit support for the following projects after construction completion, through the date on which the borrower obtains permanent financing.

During October 2002, the Company entered into an agreement with Wachovia Bank, National Association ("Wachovia") to provide stabilization guarantees for new construction of multifamily properties under the Low Income Housing Tax Credit ("LIHTC") program. Wachovia already provides construction and stabilization guarantees to Fannie Mae, for loans Wachovia originates under the Fannie Mae LIHTC forward commitment loan program, but only for loans within regions of the country Wachovia has designated to be within its territory. For loans outside Wachovia's territory, the Company has agreed to issue a stabilization guarantee, for the benefit of Wachovia. The Company is guarantying that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. The Company receives origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough Net Operating Income for Fannie Mae to fully fund its commitment for a permanent loan, the Company may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae permanent loan amount.

                             (Dollars in thousands)

                                                                  MAXIMUM AMOUNT OF
                                                                      GUARANTEE

                                                                                                          LOAN
                                                                                                      ADMINISTRATION
                                                                                                         FEE (1)       STABILIZATION
                                                                               LESS THAN                 (ANNUAL       GUARANTEE FEE
DATE CLOSED   PROJECT                    LOCATION             NO. OF UNITS     1 YEAR     1-3 YEARS    PERCENTAGE)          (2)
------------------------------------------------------------------------------------------------------------------------------------

Jul-02        Clark's Crossing           Laredo, TX               160        $  4,790    $     --         0.500%          0.625%
Sep-02        Creekside Apts.            Colorado Springs, CO     144           7,500          --         0.375%            --
Oct-02        Village at Meadowbend (3)  Temple, TX               138              --       3,675         0.500%          0.750%
Nov-02        Mapleview Apartments (3)   Saginaw, MI              104              --       3,240         0.625%          0.247%
                                                               ---------------------------------------------------------------------

Total Stabilization Loan Guarantees                               546        $12,290     $  6,915             --              --
                                                               =====================================================================

(1) Loan Administration Fee is paid on quarterly basis during the guarantee period.
(2) Stabilization Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period.
(3) Guarantee was made under Wachovia Bank, National Association Guarantee Agreement.

For each of these guarantees, and for the guarantees issued under the Fannie Mae program discussed in the second paragraph of this Note 11, the Company monitors the status of the underlying properties and evaluates its exposure under the guarantees. To date, the Company has concluded that no accrual for probable losses is required under SFAS 5.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)



NOTE 12 - Financial Risk Management and Derivatives

In March 2003, the Company entered into a five-year interest rate swap in order to reduce the Company's exposure to any possible increases in the floating interest rate on its Repurchase Facilities (Note 7). Under the interest rate swap agreement, the Company is required to pay Fleet National Bank (the "Counterparty") a fixed rate of 3.48% on a notional amount of $30 million. In return, the Counterparty will pay the Company a floating rate equivalent to 30-day LIBOR.

The average 30-day LIBOR rate for the three months ended March 31, 2004, was 1.09%. A possible risk of such swap agreements is the possible inability of the Counterparty to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

The Company accounts for this swap under Statement of Financial Accounting Standards No. 133, as amended and interpreted. Accordingly, the Company has documented its established policy for risk management and its objectives and strategies for the use of derivative instruments to potentially mitigate such risks. The Company evaluates its interest rate risk on an ongoing basis to determine whether or not it would be advantageous to engage in any further hedging transactions. At inception, the Company designated the interest rate swap as cash flow hedges on the variable interest payments on its floating rate financing. Accordingly, the interest rate swap will be recorded at the fair market value at the end of each accounting period, with changes in the market value being recorded in other comprehensive income to the extent that the hedge is effective in achieving offsetting cash flows. Amounts accumulated in other comprehensive income are reclassified into earnings in the same period or periods during which the hedged forecasted transaction affects earnings. The Company assesses, both at the inception of the hedge and on an ongoing basis whether the swap agreement is highly effective in offsetting changes in the cash flows of the hedged financing. Any ineffectiveness in the hedging relationship is immediately recorded in earnings. The Company's assessment is that this swap will be highly effective.

At March 31, 2004,  this interest  rate swap was recorded as a liability  with a
fair  market  value  of  approximately  $871,248,   included  in  interest  rate
derivatives on the consolidated balance sheet.


NOTE 13 - Subsequent Events

During April 2004, the Alexandrine first mortgage was paid down. The Company received total proceeds of $342,000.

During April 2004, the Company repaid the outstanding balance of the Del Mar Villas loan from Fleet in the approximate amount of $4.6 million.

In May 2004, a distribution of $3,335,272, ($0.40 per share), which was declared in March 2004, will be paid to shareholders for the quarter ended March 31, 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

The Company is a real estate investment trust specializing in multifamily housing finance. The Company originates and acquires mezzanine loans, bridge loans, and government-insured first mortgages secured by multifamily housing properties throughout the United States. The Company seeks to increase the return on its asset base by investing in higher yielding assets while balancing risk by maintaining a portion of its investments in government-insured or agency-guaranteed loans.

The Company primarily generates revenue from the collection of interest income from mezzanine loans, bridge loans, and debt securities. The Company also earns fees on standby loan commitments and stabilization guarantees that it makes.

The Company is managed by an affiliate of CharterMac, which provides services including, among other things, acquisition, financial, accounting, tax, capital markets, asset monitoring, portfolio management, investor relations, and public relation services. A significant amount of the expenditures made by the Company are in the form of fees paid to the Advisor for these services rendered. The Company also incurs costs relating to interest expense on debt.

Results of Operations
---------------------

2003 was a challenging year for the Company as several of its loans went into default and the Company took aggressive steps to protect its investments. In certain instances this required the Company to invest additional capital to acquire senior mortgage positions and subsequently foreclose its position to acquire the real estate securing the loans. The Company believes that to date it has been successful in protecting its investments and over time it will recover all its invested capital.

As a result of the foreclosures, the Company now has a significant amount of real estate owned on its balance sheet. The Company has been focused on, and has achieved, in some cases, increasing the occupancy level and operating income of the properties to projected stabilization levels. During the first quarter of 2004, the Company has experienced increasing yields on several of its foreclosed assets. As property level operations continue to improve, the Company will seek to sell or refinance the properties with third parties such that the Company can redeploy the capital invested in higher yielding investments.

Interest income from debt securities increased approximately $465,000 for the three months ended March 31, 2004 as compared to 2003 primarily due to the purchase of fifteen FNMA DUS certificates during 2003 at an average interest rate yield of 5.49%.

Interest income from mortgage loans decreased approximately $989,000 for the three months ended March 31, 2004 as compared to 2003 primarily due to the receipt of additional interest and prepayment penalties from the repayment of the Stonybrook II first mortgage and mezzanine loan in 2003.

Interest income from notes receivable decreased approximately $251,000 for the three months ended March 31, 2004 as compared to 2003 primarily due to the default of required debt service payments from Concord at Gessner, Concord at Little York and Concord at Gulfgate notes.

Interest income from revenue bonds in the approximate amount of $168,000, relating to the purchase of nine taxable revenue bonds in October 2003, was recorded for three months ended March 31, 2004. The nine taxable revenue bonds carry a weighted average interest rate of 8.69%.

Rental income of approximately $263,000 was recorded for the three months ended March 31, 2004 due to the reclassification of Plaza San Jacinto as real estate owned - held and used.

Other income increased approximately $1,101,000 for the three months ended March 31, 2004 as compared to 2003 due to the increase in net operating income picked up from the operations of foreclosed properties.

Interest expense increased approximately $485,000 for the three months ended March 31, 2004 as compared to 2003 due to the increased borrowings on the Fleet Warehouse Facility (approximately $202,000), additional borrowings under the repurchase facilities (approximately $112,000), as well as the addition of an interest rate swap agreement (approximately $172,000), put into place in April 2003 to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings.

Property operations of approximately $239,000 were recorded for the three months ended March 31, 2004 due to the reclassification of Plaza San Jacinto as real estate owned - held and used.

Depreciation expense of approximately $249,000 was recorded for the three months ended March 31, 2004 relating to the reclassification of the Plaza at San Jacinto property from real estate-held for sale to real estate owned - held and used. Depreciation was captured for the first quarter of 2004, as well as for the full year that the property was classified as held for sale.

A loss on the repayment of debt securities in the amount of approximately $391,000 was recorded for the three months ended March 31, 2003, relating to the write-off of a purchase premium due to the repayment of one GNMA certificate.

Funds from Operations
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, plus depreciation and amortization and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP, which is disclosed in the consolidated statements of cash flows included in the consolidated financial statements for the applicable periods, and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance, and, along with cash flow from operating activities, financing activities, and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, make capital expenditures, and to fund other cash needs.

FFO, as calculated in accordance with the NAREIT definition, for the three months ended March 31, 2004 is summarized in the following table:

                                                         Three Months Ended
       (Dollars in thousands)                              March 31, 2004
                                                         ------------------
        Net income                                          $     3,325

        Add back: depreciation of real property                     249
                                                            -----------

        FFO                                                 $     3,574
                                                            ===========

        Cash flows from:
          Operating activities                              $     3,123
                                                            ===========
          Investing activities                              $    12,685
                                                            ===========
          Financing activities                              $    (6,975)
                                                            ===========

        Weighted average shares outstanding:
          Basic                                               8,338,180
                                                            ===========
          Diluted                                             8,362,247
                                                            ===========

During the three months ended March 31, 2003, the Company did not take depreciation expense on any of its real estate owned. Therefore, FFO for the three months ended March 31, 2003 would be equivalent to net income for the period.

Liquidity and Capital Resources
-------------------------------

At March 31, 2004, the Company had total assets of approximately $323.1 million. At March 31, 2004, the Company owned approximately $157.3 million in GNMA and FNMA certificates, or representing approximately 48.7% of the Company's assets. The Company generally seeks to maintain at least 40% of its investments in government-insured or guaranteed investments.

At March 31, 2004, the Company owned approximately $11.2 million in mezzanine loans, approximately $2.7 million in mortgage loans, and approximately $33.4 million in total bridge loans (approximately $26.4 million in floating-rate bridge loans and approximately $7.0 million in fixed-rate bridge loans) funded in connection with the development of multifamily properties. The Company also owned approximately $77.6 million in real estate that was foreclosed upon, $7.6 million in taxable revenue bonds and an indirect investment in commercial mortgage backed securities through the Company's $20.2 million preferred equity interest in ARCap.

During the three months ended March 31, 2004, cash and cash equivalents increased approximately $8,833,000 primarily due to principal repayments of debt securities of $14,742,000, proceeds from repurchase facilities payable of $6,060,000 and repayment of notes receivable of $2,703,000, offset by repayment of repurchase facilities payable of $9,795,000 and investment in debt securities of $4,199,000.

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

The Company had a repurchase facility with Nomura Securities International Inc. ("Nomura"). In January 2004, Nomura notified the Company that it intended to terminate the repurchase facility. In February 2004, the Company executed repurchase agreements with Greenwich Capital, Bear Stearns and RBC Capital Markets ("the Counterparties"), and in the first week of March 2004, the Company executed multiple transactions whereby the repurchase transactions outstanding with Nomura were paid off from the funds of three new transactions with the Counterparties.

The terms of the Nomura facility allowed the Company to borrow up to 97% of the fair market value of GNMA and FNMA DUS certificates owned by the Company. Interest on borrowings were at a 30-day LIBOR plus 0.02%. As of December 31, 2003, the amounts outstanding under this facility were $149.5 million, and weighted average interest rates were 1.56%. Deferred costs relating to this facility have been fully amortized.

The terms of the Greenwich Capital, Bear Stearns and RBC Capital Markets repurchase agreements offer advance rates between 94% and 97% of the fair market value of GNMA and FNMA DUS certificates, determined by the Counterparties and borrowing rates between 30-day LIBOR minus 3 basis points and 30-day LIBOR plus 10 basis points, which may change at the discretion of the Counterparties. The borrowings are subject to 30-day settlement terms. As of March 31, 2004, amounts outstanding under these repurchase facilities were $18.8, $19.1 and $107.9 million, respectively, at interest rates of 1.07%, 1.10% and 1.20%, respectively.

Of the Company's portfolio of debt securities, eight are in an unrealized loss position, totaling approximately $693,000, at March 31, 2004. All of these securities have been in an unrealized position for less than one year. These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of these securities. All of the debt securities are performing according to their terms. Accordingly, the Company has concluded that these impairments are only temporary.

In October 2002, the Company entered into the Fleet Warehouse Facility with Fleet National Bank in the amount of $40 million. Advances under the warehouse facility, up to 83% of the total loan package, will be used to fund notes receivable, which the Company will make to its customers for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties located in stable sub-markets. The warehouse facility, which matures April 2006, bears an interest rate of 30-, 60-, 90- or 180-day LIBOR + 200 basis points, at the discretion of the Company, payable monthly on advances. Principal is due upon the earlier of refinance or sale of the underlying property or upon maturity. The Company pays a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. From time to time, the Company will use this facility to finance real estate owned. As of March 31, 2004 and December 31, 2003, the Company had approximately $35.0 million and $34.9 million, respectively, in loans outstanding under this program. As of April 2004, the Company's borrowing period under this facility has expired.

In order to qualify as a REIT under the Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company expects that cash generated from the Company's investments, as well as cash generated from additional borrowings from the new repurchase facilities, will meet its needs for short-term liquidity and will be sufficient to pay all of the Company's expenses and to make distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future.

In May 2004, a distribution of $3,335,272 ($.40 per share), which was declared in March 2004, will be paid to the shareholders for the quarter ended March 31, 2004.

For a summary of the Company's commitments and contingencies at March 31, 2004, see Note 11 to the consolidated financial statements.

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of $3,335,272 and $2,545,452 for the three months ended March 31, 2004 and 2003, respectively, $10,803 (.32%) represented a return of capital for the three months ended March 31, 2004 and there was no return of capital for the three months ended March 31, 2003 determined in accordance with GAAP. As of March 31, 2004, the aggregate amount of the distributions made since the commencement of the initial public offering representing a return of capital, in accordance with GAAP, totaling $15,148,583. The portion of the distributions which constituted a return of capital was significant during the initial acquisition stage in order to maintain level distributions to shareholders.

Critical Accounting Policies
----------------------------

The Company's critical accounting policies are described in its Form 10-K for the year ended December 31, 2003. These critical accounting policies have not changed during 2004, but the Company has entered into certain transactions which involve new critical accounting policies as described in the following paragraphs.

The Company has reclassified one of its properties out of real estate owned - held for sale to real estate owned - held and used due to the fact that the Company is currently focused on increasing the occupancy and operating income generated from the property prior to marketing the property for sale. As a result, the Company has begun depreciating the property, as well as catching up with depreciation for the period that it was classified as held for sale.

It is the Company's policy to reclassify any held for sale property after one year of attempting to market the property for sale. Depreciation will be taken for the full year that the property was classified as held for sale and any current period going forward until the asset is sold. Buildings are depreciated on a straightline basis over their estimated useful lives, generally 40 years. Any furniture and fixtures are depreciated using a 7 year useful life.

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

                             Payments Due by Period
                             (Dollars in thousands)

                                             Less than                               More than
                                   Total       1 Year    1 - 3 Years   3 - 5 Years    5 Years
                                  --------   ---------   -----------   -----------   ----------
 Debt:
  Lines of credit:
   Repurchase facilities          $145,794    $145,794    $     --       $    --      $     --
   Fleet warehouse facility         35,030      23,853      11,177            --            --
   Mortgage loan                    15,993          --          --            --        15,993
Contingent Liabilities:
   Standby and forward bridge
    loan commitments                 5,807       2,088       3,719            --            --
   Standby and forward mezza-
    nine loan commitments              625          --         625            --            --
   Forward GNMA commit-
    ments                            6,079       6,079          --            --            --
   Stabilization loan guarantees    19,205      12,290       6,915            --            --
                                  --------    --------    --------       -------      --------
Total                             $228,533    $190,104    $ 22,436       $    --      $ 15,993
                                  ========    ========    ========       =======      ========

(1) Represents contractual maturity of mortgage loan on real estate owned. However, it is the Company's intention to find a buyer who will assume this obligation in the near term.


Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of the Company and its management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following: general economic and business conditions, which will, among other things, affect the availability and creditworthiness of prospective tenants, lease rents and the terms and availability of financing; adverse changes in the real estate markets including, among other things, competition with other companies; risks of real estate development and acquisition; governmental actions and initiatives; and environment/safety requirements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof.

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

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. During March 2003, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into an interest rate swap in order to hedge against increases in the floating interest rate on its Repurchase Facilities. On March 25, 2003, the Company entered into a five-year interest rate swap agreement with Fleet National Bank ("Fleet") whereby the Company has agreed to pay Fleet a fixed 3.48% on a notional amount of $30 million. In return, Fleet will pay the Company a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. This effectively fixes $30 million of the Company's secured borrowings at 3.48%, protecting the Company in the event the 30-day LIBOR rate rises. A possible risk of such swap agreements is the possible inability of Fleet to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

Based on the $150.8 million unhedged portion of $180.8 million of borrowings outstanding under these facilities at March 31, 2004, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $1.5 million. However, due to the fact that the interest income from loans made by the Company under the Fleet Warehouse Facility are also based on LIBOR, a 1% increase in LIBOR would increase the Company's annual net income and cash flows from such loans by approximately $210,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

REPURCHASE FACILITIES COLLATERAL RISK

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

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

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

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASE OF EQUITY SECURITIES - None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

         Stuart A. Rothstein resigned his position as Chief Financial Officer ("CFO") of the Company effective March 31, 2004, in order to pursue other endeavors. Alan P. Hirmes, the Executive Vice President of the Company, replaced Mr. Rothstein as the new CFO.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

         10(c) Third  Amendment  to  Amended  and  Restated   Advisory  Services
               Agreement between Related AMI Associates, Inc. and the Company dated November 12, 2003.

         31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.


         32.1  Chief  Executive  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

         32.2  Chief  Financial  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

         Reports on Form 8-K

         The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended March 31, 2004.

         Current report on form 8-K, filed on March 3, 2004, relating to the press release regarding the Company's fourth quarter and year end results for 2003.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: May 10, 2004               By:  /s/ Stuart J. Boesky
                                      --------------------
                                      Stuart J. Boesky
                                      Trustee, Chairman of the Board,
                                      President and Chief Executive Officer


Date: May 10, 2004               By:  /s/ Alan P. Hirmes
                                      ------------------
                                      Alan P. Hirmes
                                      Trustee, Chief Operating Officer and
                                      Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION


I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2004 of American Mortgage Acceptance Company;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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


Date:  May 10, 2004                                 By:  /s/ Stuart J. Boesky
       ------------                                      --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION


I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2004 of American Mortgage Acceptance Company;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of March 31, 2004 (the "Evaluation Date"); and

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


Date:  May 10, 2004                                 By:  /s/ Alan P. Hirmes
       ------------                                      ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     May 10, 2004

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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     May 10, 2004

A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.