Form 10-Q
period 2004-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2004-08-09
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934



For the quarterly period ended June 30, 2004


                                       OR


        TRANSITION  REPORT  PURSUANT TO SECTION  13 OR 15(d)  OF THE  SECURITIES
-----   EXCHANGE ACT OF 1934


                         Commission File Number 0-23972


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                      ------------------------------------
             (Exact name of registrant as specified in its charter)


        Massachusetts                                            13-6972380
-------------------------------                             --------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                               Identification No.)


625 Madison Avenue, New York, New York                               10022
----------------------------------------                       -----------------
(Address of principal executive offices)                           (Zip Code)



Registrant's telephone number, including area code (212) 317-5700


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        -----  -----

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                                                     June 30,   December 31,
                                                                       2004        2003
                                                                   -----------  -----------
                                                                   (Unaudited)

ASSETS
  Investments in debt securities - available for sale               $ 156,117    $ 167,260
  Real estate owned - held and used, net                                7,631           --
  Real estate owned - subject to sales contracts                       52,106       51,616
  Real estate owned - held for sale                                    17,924       25,802
  Notes receivable, net                                                36,904       35,946
  Investment in ARCap                                                  20,240       20,240
  Investments in mortgage loans, net                                   13,552       13,864
  Revenue bonds - available for sale                                    6,793        7,586
  Cash and cash equivalents                                             2,456        2,028
  Other assets                                                          1,883        2,765
                                                                    ---------    ---------

Total assets                                                        $ 315,606    $ 327,107
                                                                    =========    =========


LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Repurchase facilities payable                                     $ 142,368    $ 149,529
  Warehouse facility payable                                           30,858       34,935
  Line of credit - due to related party                                 3,122           --
  Mortgage payable on real estate owned                                15,993       15,993
  Interest rate derivatives                                               332          278
  Accounts payable and accrued expenses                                   507        1,552
  Due to Advisor and affiliates                                           937          590
  Distributions payable                                                 3,335        3,335
                                                                    ---------    ---------

Total liabilities                                                     197,452      206,212
                                                                    ---------    ---------

Commitments and contingencies


Shareholders' equity:

  Shares of beneficial interest: $.10 par value; 25,000
   shares authorized; 8,715 issued and 8,336 outstanding in
   2004 and 8,713 issued and 8,338 outstanding in 2003                    871          871
  Treasury shares of beneficial interest at par value: 379 shares
   in 2004 and 375 shares in 2003                                         (38)         (38)
  Additional paid-in capital                                          126,742      126,779
  Deferred compensation                                                    (6)         (29)
  Distributions in excess of net income                               (15,132)     (15,138)
  Accumulated other comprehensive income                                5,717        8,450
                                                                    ---------    ---------

Total shareholders' equity                                            118,154      120,895
                                                                    ---------    ---------

Total liabilities and shareholders' equity                          $ 315,606    $ 327,107
                                                                    =========    =========

          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In thousands except per share amounts)
                                   (Unaudited)

                                          Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                          -----------------   -----------------

                                            2004      2003      2004      2003
                                          -------   -------   -------   -------

Revenues:
   Interest income:
     Debt securities                      $ 2,406   $ 1,980   $ 4,743   $ 3,852
     Mortgage loans                           377       356       795     1,763
     Notes receivable                         599       878     1,266     1,796
     Revenue bonds                            168        --       336        --
     Temporary investments                      8         7        20        15
   Rental income                              181        --       444        --
   Other income                                34        20        48        48
                                          -------   -------   -------   -------

     Total revenues                         3,773     3,241     7,652     7,474
                                          -------   -------   -------   -------

Expenses:
   Interest                                   836       643     1,728     1,050
   General and administrative                 387       182       643       425
   Fees to Advisor                            682       456     1,164       899
   Property operations                         43        --       294        --
   Depreciation                                59        --       308        --
   Amortization and other                      64        49       203       206
                                          -------   -------   -------   -------

     Total expenses                         2,071     1,330     4,340     2,580
                                          -------   -------   -------   -------

Other income:
   Equity in earnings of ARCap                600       600     1,200     1,200
   Income from real estate owned            1,049        62     2,164        62
   Net loss on repayment of debt
     securities                                --        --        --      (391)
                                          -------   -------   -------   -------


     Total other income                     1,649       662     3,364       871
                                          -------   -------   -------   -------

   Net income                             $ 3,351   $ 2,573   $ 6,676   $ 5,765
                                          =======   =======   =======   =======

   Net income per share (basic
     and diluted)                         $  0.40   $  0.32   $  0.80   $  0.79
                                          =======   =======   =======   =======


   Weighted average shares
     outstanding:
     Basic                                  8,336     8,144     8,337     7,259
                                          =======   =======   =======   =======
     Diluted                                8,336     8,159     8,345     7,273
                                          =======   =======   =======   =======


          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                           ====================
                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------

Cash flows from operating activities:
   Net income                                              $  6,676    $  5,765
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation expense                                       308          --
     Net loss on repayments of debt securities                   --         391
     Amortization expense                                       123         127
     Amortization of deferred income                           (117)       (224)
     Accretion of debt discount                                  46         107
     Other non-cash expense                                      20          --
   Changes in operating assets and liabilities:
     Accrued interest receivable                                774        (448)
     Other assets                                              (548)       (159)
     Due to (from) Advisor and affiliates                       347         (35)
     Accounts payable and accrued expenses                     (458)       (304)
     Accrued interest payable                                  (587)        232
                                                           --------    --------

   Net cash provided by operating activities                  6,584       5,452
                                                           --------    --------

Cash flows from investing activities:
   Funding of mortgage loans                                   (189)    (10,356)
   Repayments of mortgage loans                                 531       9,464
   Funding of notes receivable                               (3,722)    (21,461)
   Repayment of notes receivable                              2,852       4,057
   Repayments of debt securities                             15,018       8,232
   Investment in debt securities                             (6,600)    (43,304)
   Principal repayments on revenue bonds                        793          --
   Increase in restricted cash                                   --      (8,282)
   Other                                                         --          76
                                                           --------    --------
Net cash provided by (used in) investing activities           8,683     (61,574)
                                                           --------    --------

                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                          ====================
                                                             Six Months Ended
                                                                 June 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------


Cash flows from financing activities:
   Proceeds from repurchase facilities                        9,653      54,913
   Repayments of repurchase facilities                      (16,814)    (37,076)
   Proceeds from warehouse facility                             484       8,872
   Repayments of warehouse facility                          (4,561)         --
   Proceeds from line of credit - due to related party        3,122          --
   Distribution paid to shareholders                         (6,671)     (5,091)
   Deferred financing costs                                      --          33
   Treasury stock purchases                                     (52)         --
   Issuance of common shares                                     --      27,473
                                                           --------    --------

Net cash (used in) provided by  financing activities        (14,839)     49,124
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents            428      (6,998)
Cash and cash equivalents at the beginning
   of the year                                                2,028      10,404
                                                           --------    --------
Cash and cash equivalents at the end of the
   period                                                  $  2,456    $  3,406
                                                           ========    ========
Supplemental information:
Interest paid                                              $  1,704    $  1,029
                                                           ========    ========

Conversion of mortgage loans to real estate owned                      $  7,920
                                                                       ========


          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of American Mortgage Acceptance Company ("the Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of June 30, 2004, and the results of its operations and its cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-K for the year ended December 31, 2003.

The preparation of the consolidated financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The Company's annual report on Form 10-K for the year ended December 31, 2003 contains a summary of the Company's significant accounting policies. There have been no material changes to these items since December 31, 2003, nor have there been any new accounting pronouncements pending adoption that would have a significant impact on the Company's consolidated financial statements.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

                                                           (In thousands)

                                                       June 30,     December 31,
                                                         2004          2003
                                                      ---------     -----------
Amortized cost                                        $ 150,068      $ 158,533
Unrealized gains                                          8,894         10,040
Unrealized losses                                        (2,845)        (1,313)
                                                      ---------      ---------
Net unrealized gain                                       6,049          8,727
                                                      ---------      ---------
Fair value                                            $ 156,117      $ 167,260
                                                      =========      =========

Of the Company's portfolio of debt securities, 16 securities with an aggregate fair value of $40.1 million are in an unrealized loss position at June 30, 2004. All of these securities have been in an unrealized loss position for less than one year. These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, the Company has the intent and ability to hold these bonds to maturity, or at least until interest rates change

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)



such that the fair value is no longer less than book value. Accordingly, the Company has concluded that these impairments are temporary.

At June 30, 2004, approximately $140.8 million of these investments are pledged as collateral under the repurchase facilities.

NOTE 3 - NOTES RECEIVABLE

During June 2004, the Company partially funded a $3.6 million mezzanine loan for Woods of Mandarin, a 401-unit multifamily apartment complex located in Jacksonville, Florida. The Company's initial funding was approximately $3.1 million. The loan, which matures June 2007, bears interest at a rate of 13.5%.

NOTE 4 - REAL ESTATE OWNED

The Company foreclosed on certain mortgage loans and notes receivable during 2003. Real estate owned at June 30, 2004 consisted of the following:

(Dollars in thousands)

                                                  Number of                        Carrying
                                                    Units         Location           Value
                                                 -----------   ---------------     ----------

Real estate owned - held and used
---------------------------------

     Plaza at San Jacinto                            132       La Porte, TX        $ 7,631(1)
                                                     ===                           =======

Real estate owned - subject to sales contracts
----------------------------------------------

     Concord at Little York                          276       Houston, TX         $16,402
     Concord at Gessner (2)                          288       Houston, TX          17,469
     Concord at Gulfgate                             288       Houston, TX          18,235
                                                     ---                           -------

     Total real estate owned -
       subject to sales contracts                    852                           $52,106
                                                     ===                           =======

Real estate owned - held for sale
---------------------------------

     Reserve at Autumn Creek                         212       Friendswood, TX     $17,924
                                                     ===                           =======

(1) Net of accumulated depreciation.
(2) Pledged as collateral under the warehouse facility (see note 6).

NOTE 5 - REPURCHASE FACILITIES

In January 2004, Nomura Securities International Inc. ("Nomura") notified the Company that it intended to terminate the Company's repurchase facility. In February 2004, the Company executed repurchase agreements (the "Repurchase Facilities") with three other parties (the "Counterparties"), and in March 2004, the Company received new funding and repaid the amounts due to Nomura.

The terms of the new Repurchase Facilities, which have no expiration date, offer advance rates between 94% and 97% of the fair market value of GNMA and FNMA DUS certificates and borrowing rates from 30-day LIBOR minus 3 basis points to

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)



30-day LIBOR plus 10 basis points, which terms may change at the discretion of the Counterparties. The borrowings are typically subject to 30-day settlement terms and are subject to repricing at the option of the Counterparties. As of June 30, 2004, $142.4 million was outstanding under these Repurchase Facilities, at a weighted average interest rate of 1.68%.

A significant risk associated with these Repurchase Facilities is that the market value of the securities sold by the Company may decline and that the Company would be required to post additional collateral and/or repay a portion of the facility.

Certain of the Company's debt securities are pledged as collateral in connection with these Repurchase Facilities (see Note 2).

NOTE 6 - WAREHOUSE FACILITY

In April 2004, the Company repaid the $4.6 million outstanding balance of the Del Mar Villas loan. The Del Mar Villas note receivable is no longer pledged as collateral under any debt facility.

In April 2004, as originally contemplated under the mortgage warehouse line of credit with Fleet National Bank (the "Warehouse Facility"), the time period on which to initially fund new projects using this Warehouse Facility expired. Remaining balances outstanding are due August 2005.

During 2004, the Company posted one of its foreclosed properties as additional collateral to the Warehouse Facility.


NOTE 7 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three and six months ended June 30, 2004 and 2003 were as follows:

(In thousands)

                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------

                                       2004        2003        2004        2003
                                      ------      ------      ------      ------
Shared services expenses              $  187      $  186      $  356      $  333
Asset management fees                    305         254         618         503
Incentive management fee                 190          16         190          63
                                      ------      ------      ------      ------

                                      $  682      $  456      $1,164      $  899
                                      ======      ======      ======      ======

In June 2004, the Company entered into a revolving credit facility (the "Revolving Facility") with CharterMac, an affiliated company and parent of the Company's outside advisor, Related AMI, Inc. The Revolving Facility will provide up to $20.0 million in borrowings and bears interest at LIBOR plus 300 basis points. The Revolving Facility is for a term of one year with a one year optional extension and contains customary restrictions/covenants which are similar to the Company's Warehouse Facility. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties.

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)



As of June 30, 2004, the Company has borrowed approximately $3.1 million from the Revolving Facility to fund the Woods of Mandarin investment (see Note 3).

NOTE 8 - COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2004 and 2003 was as follows:

(In thousands)

                                                                               2004        2003
                                                                             --------    --------
Net income                                                                   $  6,676    $  5,765
Net unrealized loss on interest rate derivatives arising during the period        (54)     (1,234)
Unrealized holding (loss) gain arising during the period                       (2,679)      8,689
Less: reclassification adjustment for loss included in net income                  --         391
                                                                             --------    --------

Total comprehensive income                                                   $  3,943    $ 13,611
                                                                             ========    ========

NOTE 9 - EARNINGS PER SHARE

(In thousands, except per share amounts)

Three Months Ended June 30, 2004                   Income      Shares    Per Share
                                                   ------      ------    ---------
   Basic EPS                                       $3,351       8,336      $0.40
   Effect of dilutive securities                       --          --         --
                                                   ------      ------      -----
   Diluted EPS                                     $3,351       8,336      $0.40
                                                   ======      ======      =====


Three Months Ended June 30, 2003

   Basic EPS                                       $2,573       8,144      $0.32
   Effect of dilutive securities                       --          15         --
                                                   ------      ------      -----
   Diluted EPS                                     $2,573       8,159      $0.32
                                                   ======      ======      =====


Six Months Ended June 30, 2004

   Basic EPS                                       $6,676       8,337      $0.80
   Effect of dilutive securities                       --           8         --
                                                   ------      ------      -----
   Diluted EPS                                     $6,676       8,345      $0.80
                                                   ======      ======      =====


Six Months Ended June 30, 2003


   Basic EPS                                       $5,765       7,259      $0.79
   Effect of dilutive securities                       --          14         --
                                                   ------      ------      -----
   Diluted EPS                                     $5,765       7,273      $0.79
                                                   ======      ======      =====


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

Factors Affecting Comparability
-------------------------------

In 2003, several loans went into default and the Company foreclosed upon and now owns the properties. In certain instances this required the Company to invest additional capital to acquire senior mortgage positions and subsequently foreclose its position to acquire the real estate securing the loans.

As a result of the foreclosures, the Company now has a significant amount of real estate owned and mortgage loans payable on its balance sheet. This results in a reduction of certain interest income, the recognition of rental income and income from real estate owned, and the depreciation of one of the foreclosed properties, none of which were recorded in the first half of 2003 (See "Real Estate Owned" below).

Results of Operations
---------------------

The following is a summary of the Company's operations for the three months and six months ended June 30, 2004 and 2003:

(In thousands)

                        Three Months Ended June 30,    Six Months Ended June 30,
                        --------------------------    --------------------------
                         2004      2003     Change     2004      2003     Change
                        ------    ------    ------    ------    ------    ------
Total                   $3,773    $3,241     16.4%    $7,652    $7,474      2.4%
revenues
Total
expenses                 2,071     1,330     55.7      4,340     2,580     68.2
Total other
 income                  1,649       662    149.1      3,364       871    286.2
                        ------    ------    ------    ------    ------    ------

Net income              $3,351    $2,573     30.2%    $6,676    $5,765     15.8%
                        ======    ======    ======    ======    ======    ======


In both the three months and six months ended June 30, 2004 as compared to the comparable 2003 periods, revenues and other income have increased mainly due to an increase in fundings of GNMA certificates and revenues generated by foreclosed properties. Expenses have also increased for these periods due to an increase in expenses related to the foreclosed properties.

REVENUES

                                              Three Months         Six Months
                                             Ended June 30       Ended June 30
                                             % Change from       % Change from
                                               Prior Year          Prior Year
                                            ----------------    ----------------

Interest income
   Debt securities                               21.5%               23.1%
   Mortgage loans                                 5.9               (54.9)
   Notes receivable                             (31.8)              (29.5)
   Revenue bonds                                100.0               100.0
   Temporary investments                         14.3                33.3
Rental income                                   100.0               100.0
Other income                                     70.0                  --
                                                -----               -----

Total revenues                                   16.4%                2.4%
                                                =====               =====

At June 30, 2004, the Company had approximately $156.1 million in investments in debt securities yielding a weighted average interest rate of 6.8%, approximately $36.9 million in investments in bridge loans yielding a weighted average interest rate of 7.8%, and approximately $20.3 million in other investments yielding a weighted average interest rate of 10.5%.

Interest income from debt securities increased for the three and six months ended June 30, 2004, as compared to 2003, primarily due to the continued advances on the Ellington Plaza GNMA certificate and the purchase of 15 FNMA DUS certificates during 2003.

Interest income from mortgage loans increased for the three months ended June 30, 2004, as compared to 2003, primarily due to additional fundings on the Villas at Highpoint mezzanine loan during 2004. Interest income from mortgage loans decreased for the six months ended June 30, 2004, as compared to 2003, primarily due to the receipt of additional interest and prepayment penalties from the repayment of the Stonybrook II first mortgage and mezzanine loan in 2003, with no comparable items in 2004.

Interest income from notes receivable decreased for the three and six months ended June 30, 2004, as compared to 2003, primarily due to the default of required debt service payments from foreclosed properties (See "Real Estate Owned" below).

Interest income from revenue bonds relates to nine taxable revenue bonds purchased in October 2003. These bonds carry a weighted average interest rate of 8.69%.

Rental income was recorded for the three and six months ended June 30, 2004 due to the reclassification of Plaza San Jacinto as real estate owned - held and used. (See "Real Estate Owned" below).

EXPENSES

                                                Three Months       Six Months
                                                Ended June 30     Ended June 30
                                               % Change from      % Change from
                                                 Prior Year        Prior Year
                                               --------------    ---------------
Interest                                            30.0%             64.6%
General and administrative                         112.6              51.3
Fees to Advisor                                     49.6              29.5
Property operations                                100.0             100.0
Depreciation                                       100.0             100.0
Amortization and other                              30.6              (1.5)
                                                   -----             -----

Total expenses                                      55.7%             68.2%
                                                   =====             =====

At June 30, 2004, the Company had total debt of approximately $192.3 million with a weighted average interest rate of 2.5%. At June 30, 2003, the Company had a total debt of approximately $123.4 million with a weighted average interest rate of 2.0%.

Interest expense increased for the three and six months ended June 30, 2004, as compared to 2003, primarily due to the increased borrowings on the Warehouse Facility, additional borrowings under the Repurchase Facilities, as well as the addition of an interest rate swap agreement that was put into place in April 2003.

Property operations were recorded for the three and six months ended June 30, 2004 due to the reclassification of Plaza San Jacinto as real estate owned - held and used. (See "Real Estate Owned" below)

Depreciation expense was recorded for the three and six months ended June 30, 2004 relating to the reclassification of the Plaza at San Jacinto property from real estate-held for sale to real estate owned-held and used. Depreciation was captured for the 2004 periods, as well as retroactively for the full year that the property was classified as held for sale. (See "Real Estate Owned" below)

OTHER INCOME

Other income increased for the three and six months ended June 30, 2004, as compared to 2003, due to the increase in net operating income recognized from the operations of foreclosed properties (see "Real Estate Owned" below).

REAL ESTATE OWNED

During 2003, five loans went into default and the Company foreclosed upon and took ownership of the properties. The Company reclassified its investment in these foreclosed properties as real estate held for sale on its balance sheet and recognized income from the operations of these properties as income from real estate owned on its income statement. As a result of these unusual circumstances, there was a substantial decrease in interest income from these loans.

During the fourth quarter of 2003, the Company sold three of the properties. In order to expedite the closings, the Company provided 100% financing to the buyer, via a bridge loan, which matures in April 2005. The Company receives 100% of the properties' cash flow until permanent financing is in place. The Company is currently working with the buyer to obtain third party financing for the properties. Due to the fact that the Company provided 100% financing to the buyer, these transactions did not constitute a sale in accordance with GAAP. Therefore, the Company continues to classify the properties as real estate owned on the balance sheet.

During the first quarter of 2004, the Company reclassified one of the unsold properties as real estate owned for operations. As a result, the Company has begun to depreciate the property in 2004, as well as retroactively for the full year that the property was classified as held for sale. The Company also recognizes the property's rental income and operational expenses in separate line items on the income statement.

The Company has focused on increasing the occupancy level and operating income of all of the properties owned to projected stabilization levels, and has been successful, in some cases. The weighted average occupancy rate on the stabilized properties at the time of foreclosure was 81.4%. The weighted average occupancy rate on these same properties at June 2004 was 94.6%. As a result, the Company has experienced increasing yields on several of its foreclosed assets. As property level operations continue to improve, the Company will seek to sell or refinance the properties with third parties such that the Company can redeploy the capital invested into higher yielding investments.

OTHER ITEMS

The loss on the repayment of debt securities in 2003 related to the write-off of a purchase premium upon repayment of a GNMA certificate.

Funds from Operations
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. There are no material legal or functional restrictions on the use of FFO. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an indication of the ability of the Company to incur and service debt, make capital expenditures, and to fund other cash needs.

FFO is summarized in the following table:

(In thousands)

                                                Three Months    Six Months
                                                   Ended          Ended
                                               June 30, 2004  June 30, 2004
                                               -------------  -------------

Net income                                        $  3,351       $  6,676

Add back: depreciation of real property                 59            308
                                                  --------       --------

FFO                                               $  3,410       $  6,984
                                                  ========       ========

Cash flows from:
Operating activities                              $  3,461       $  6,584
                                                  ========       ========
Investing activities                              $ (4,002)      $  8,683
                                                  ========       ========
Financing activities                              $ (7,864)      $(14,839)
                                                  ========       ========

Weighted average shares outstanding:
Basic                                                8,336          8,337
                                                  ========       ========
Diluted                                              8,336          8,345
                                                  ========       ========

For the 2003 periods, FFO is equal to net income, as the Company did not record depreciation expense on any of its real estate owned.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

The Company expects that cash generated from its investments, as well as its borrowing capacity, will meet its needs for short-term liquidity and will be sufficient to pay all expenses and distributions to its shareholders in amounts sufficient to retain the Company's REIT status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code, as amended, the Company must, among other things, distribute at least 90% of its taxable income. The Company believes that it is in compliance with the REIT-related provisions of the Code.

The Company finances its investing activity primarily through borrowing from its various facilities at short-term rates. Under the Company's declaration of trust, it may incur permanent indebtedness of up to 50% of total market value calculated at the time the debt is incurred. Permanent indebtedness and working capital indebtedness may not, in the aggregate, exceed 100% of the Company's total market value. At June 30, 2004, the Company's total market value, as defined in the Declaration of Trust as the sum of its debt and equity, was approximately $306.7 million. At June 30, 2004, the Company had approximately $18.5 million available to borrow under its debt facilities without exceeding limits imposed by debt covenants and its declaration of trust.

From time to time, the Company may also issue common shares or other equity to fund its investing activity. In April 2003, the Company completed a public offering of 1,955,000 common shares for net proceeds of approximately $27.5 million, which were used to fund investments.

The Company has the capacity to raise approximately $170 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the Securities and Exchange Commission in 2002. If market conditions warrant, the Company may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

The Company generally seeks to maintain at least 40% of its investments in government-insured or guaranteed investments. At June 30, 2004, the Company owned approximately $156.1 million in GNMA and FNMA certificates, representing approximately 49.5% of the Company's assets.

SUMMARY OF CASH FLOWS

During the six months ended June 30, 2004, as compared to the six months ended June 30, 2003, the net change in cash and cash equivalents increased approximately $7.4 million. Operating cash flows improved by $1.1 million due to higher earnings and favorable variances in timing of receivables collected. An increase in net cash provided by investing activities (approximately $70.3 million) offset by a decrease in net cash used in financing activities (approximately $64.0 million) was due to a higher level of investing activity in debt securities, mortgage loans, and mezzanine and bridge loans during the 2003 period. The lower level of investing in 2004 corresponded to the decrease in net borrowings.

OTHER

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions made in the first six months of 2004 and 2003, none were determined to be returns of capital. As of June 30, 2004, the aggregate amount of distributions made since the initial public offering representing returns of capital, in accordance with GAAP, is $15.1 million. The portion of the distributions which constituted a return of capital was significant during the Company's initial acquisition stage in order to maintain level distributions to shareholders during that period.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

The Company's annual report on Form 10-K for the year ended December 31, 2003 contains a summary of the Company's guarantees and off-balance arrangements. There have been no material changes to these items since December 31, 2003.

The Company has no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, the Company enters into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.

                                              Payments Due by Period
                                                  (In thousands)

                                           Less than   1 - 3     3 - 5  More than
                                 Total      1 Year     Years     Years   5 Years
                                --------   --------   --------  ------  --------
Debt:
 Lines of credit:
  Repurchase facilities         $142,368   $142,368   $     --   $ --   $     --
  Warehouse facility              30,858     27,792      3,066     --         --
  Line of credit - due to
    related party                  3,122      3,122
  Mortgage loan                   15,993         --         --     --     15,993
Contingent liabilities:
  Standby and forward
   bridge loan commit-
   ments                           6,697      2,978      3,719     --         --
  Standby and forward
   mezzanine loan com-
   mitments                          530        530         --     --         --
  Forward GNMA com-
  mitments                         3,691      3,691         --     --         --
  Stabilization loan
  guarantees                      19,205     19,205         --     --         --
                                --------   --------   --------   ----   --------
Total                           $222,464   $199,686   $  6,785   $ --   $ 15,993
                                ========   ========   ========   ====   ========

(1) Represents contractual maturity of mortgage loan on real estate owned. However, it is the Company's intention to find a buyer for the property.


Inflation
---------

Inflation did not have a material effect on the Company's results for the periods presented.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

INTEREST RATE RISK

Interest rate fluctuations can adversely affect the Company's income in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates.

The Company's operating results depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's borrowings bear interest at rates that fluctuate with LIBOR.

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

Based on the $146.3 million unhedged portion of the $176.3 million of borrowings outstanding at June 30, 2004, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $1.5 million. However, as the interest income from loans made by the Company under the Warehouse Facility are also based on LIBOR, a 1% increase in LIBOR would increase the Company's annual net income and cash flows from such loans by approximately $284,000. Increases in these rates will decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

REAL ESTATE RISK

With respect to the properties which serve as direct and indirect collateral for the Company's debt securities, multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to,

o national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors);

o local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space);

o    changes or continued weakness in specific industry segments;

o    construction quality, age and design;

o    demographic factors;

o    retroactive changes to building or similar codes; and

o    increases in operating expenses (such as energy costs).

In the event net operating income decreases, a borrower may have difficulty paying the Company's mortgage loan, which could result in losses to the Company. In addition, decreases in property values reduce the value of the collateral and the potential proceeds available to a borrower to repay the Company's mortgage loans, which could also cause the Company to suffer losses. Further, a decline in the real estate market in the regions where the Company now owns property could decrease operating results of those properties and impair their values, lowering the likely proceeds to be received when sold.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, the Company's disclosure controls and procedures are effective.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

         The following table sets forth information with respect to purchases made by the Company of its common shares during the six months ended June 30, 2004.

                                            Total number of     Maximum number
                                            shares purchased    of shares that
               Total number     Average        as part of         may yet be
                of shares      price paid       publicly        purchased under
   Period       purchased      per share   announced programs    the programs
------------ --------------- ------------- ------------------- ----------------

May 12, 2004      4,000         $13.00           4,000              996,000

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES AND USE OF PROCEEDS - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         A proxy and proxy statement soliciting the vote of the Company's shareholders for the Company's annual meeting of shareholders was sent to the shareholders on or about April 16, 2004. Such meeting was held on June 9, 2004.

         Three matters were voted on as follows:

         1. Stuart J. Boesky, Alan P. Hirmes, Scott M. Mannes, Stanley Perla, and Richard M. Rosan were re-elected as trustees for a one year term to expire in 2005. The five individuals elected, and the number of votes cast for and abstaining, with respect to each of them, is as follows (no votes were cast to "withhold"):

                                                       For               Abstain
                                                    ---------            -------
               Stuart J. Boesky                     7,851,332            282,888
               Alan P. Hirmes                       7,828,752            305,468
               Scott M. Mannes                      7,818,771            315,449
               Stanley Perla                        7,827,948            306,272
               Richard M. Rosan                     7,853,945            280,275


         2. An amendment to the Company's Second Amended and Restated Declaration of Trust to remove the $10,000 limitation on independent trustee compensation and give the board of trustees the discretion to set appropriate compensation levels was approved by the requisite vote. The number of votes cast for, against, abstaining and no vote are as follows:

               For                                                     4,229,463
               Against                                                 1,209,844
               Abstain                                                   220,237
               No Vote                                                 2,474,676

         3. An amendment to the Company's Amended and Restated Incentive Share Plan to (i) increase the overall number of options that are available under the plan to an amount equal to 10% of the common shares outstanding from time to time and (ii) remove the annual 3% maximum on the issuance of options was approved by the requisite vote. The number of votes cast for, against, abstaining and no vote are as follows:

               For                                                     3,379,427
               Against                                                 2,095,536
               Abstain                                                   184,581
               No Vote                                                 2,474,676

ITEM 5.  OTHER INFORMATION

         John Garth has been appointed as Chief Operating Officer and Senior Vice President of the Company, effective May 24, 2004. Alan P. Hirmes has stepped down from his position as Interim Chief Operating Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits

          10(d)Fourth  Amendment  to  Amended  and  Restated  Advisory  Services
               Agreement between Related AMI Associates, Inc. and the Company dated June 9, 2004.

          10(e)First  Amendment  to the Amended  and  Restated  Incentive  Share
               Option Plan of the Company dated June 9, 2004.

          31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

          32.1 Chief  Executive  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          32.2 Chief  Financial  Officer  certification  pursuant  to 18  U.S.C.
               Section  1350,  as  adopted   pursuant  to  Section  906  of  the
               Sarbanes-Oxley Act of 2002.

          Reports on Form 8-K

          The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended June 30, 2004.

          Current report on form 8-K, furnished on May 4, 2004, relating to the press release regarding the Company's first quarter results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: August 9, 2004                    By:  /s/ Stuart J. Boesky
                                             --------------------
                                             Stuart J. Boesky
                                             Trustee, Chairman of the Board,
                      President and Chief Executive Officer



Date: August 9, 2004                    By:  /s/ Alan P. Hirmes
                                             ------------------
                                             Alan P. Hirmes
                                             Trustee and Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of American Mortgage Acceptance Company;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 9, 2004                               By:  /s/ Stuart J. Boesky
       --------------                                    --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2004 of American Mortgage Acceptance Company;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of June 30, 2004 (the "Evaluation Date"); and

         c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

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


Date:  August 9, 2004                               By:  /s/ Alan P. Hirmes
       --------------                                    ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                   Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     August 9, 2004


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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     August 9, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.