Form 10-Q/A
period 2004-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2004-09-08
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


(Mark One)


   X     QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-------  EXCHANGE ACT OF 1934


                  For the quarterly period ended June 30, 2004

                                       OR

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ------- EXCHANGE ACT OF 1934


For the Transition Period from          to

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

     The number of shares outstanding of the registrant's Common Stock, $.01 par value, as of August 31, 2004 was 8,335,639.

                                TABLE OF CONTENTS
                                -----------------



PART II.      OTHER INFORMATION
-------------------------------

     Item 6.  Exhibits and Reports on form 8-K
     -----------------------------------------

SIGNATURES
----------

                                EXPLANATORY NOTE


This Amendment to the Registrant's Quarterly Report on Form 10-Q for the period ending June 30, 2004 is being filed solely to include the text of the Exhibits 10(d) and 10(e) which were inadvertently omitted from the Registrant's filing with the Commission on August 9, 2004. No revisions have been made to the Registrant's financial statements or any other disclosure contained in such Quarterly Report.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

          Exhibits

          10(d) Fourth  Amendment  to Amended  and  Restated  Advisory  Services
                Agreement between Related AMI Associates, Inc. and the Company dated June 9, 2004.

          10(e) First Amendment  to the Amended  and  Restated  Incentive  Share
                Option Plan of the Company dated June 9, 2004 (incorporated by reference to the Company's S-8 filed with the SEC on August 26, 2004, File No. 333 - 118572).

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: September 7, 2004               By:  /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Trustee, Chairman of the Board,
                                           President and Chief Executive Officer



Date: September 7, 2004               By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Trustee and Chief Financial Officer

                                                                   Exhibit 10(d)

                               FOURTH AMENDMENT TO
                              AMENDED AND RESTATED
                           ADVISORY SERVICES AGREEMENT


         THIS FOURTH AMENDMENT TO AMENDED AND RESTATED ADVISORY SERVICES AGREEMENT ("Amendment") is made as of the 9th day of June, 2004 by and between American Mortgage Acceptance Company, a Massachusetts business trust (the "Trust") and Related AMI Associates, Inc., a Delaware corporation (the "Advisor").

         WHEREAS, the Trust and the Advisor have entered into an Amended and Restated Advisory Services Agreement, effective as of April 6, 1999, as amended by the First Amendment dated November 29, 2001, the Second Amendment dated February 8, 2002 and the Third Amendment dated November 12, 2003, collectively, the "Agreement") pursuant to which, among other matters, the Advisor is entitled to receive an annual incentive fee (the "Annual Incentive Fee"), pursuant to
Section 12(2) of the Agreement; and

         WHEREAS, the Trust and the Advisor desire to amend the Agreement in accordance with the terms of this Amendment in order to amend and restate
Section 12(2) of the Agreement;

         NOW, THEREFORE, in consideration of the mutual covenants, representations, warranties and agreements contained herein, and of other good and valuable consideration, the receipt and sufficiency of which are hereby acknowledged, and intending to be bound hereby, the Trust and the Advisor agree as follows:

1. AMENDMENT TO SECTION 12(2). Section 12(2) of the Agreement is deleted and replaced in its entirety by the following:


         ANNUAL INCENTIVE FEE. Subject to (1) a minimum annual Distributions being made to Shareholders from CAD of $1.45 per Share and (2) the Company achieving at least annual Adjusted Funds From Operations per share of $1.60 (net of the Annual Incentive Fee), the Advisor shall be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of:

         (A)    25% of the dollar amount by which

         (1) Adjusted Funds From Operations of the Company (before the Annual Incentive Fee) per Share (based on the weighted average number of Shares outstanding exceed

         (2)    an amount equal to the greater of:

         (a) (i) the weighted average of (x) $20 (the price per Share of the initial public offering) and (y) the prices per Share of any secondary offerings by the Company multiplied by

                (ii) the Ten-Year U.S. Treasury Rate plus 2% per annum; and

         (b)    $1.45
         multiplied by

         (B) the weighted average number of Shares outstanding during such year.

2. Amendment to Section 10(25) Section 10(25) of the Agreement is deleted and (i) re-alphabetized appropriately and (ii) replaced in its entirety, by the following

         (25) "Adjusted Funds From Operations" means net income (computed in accordance with GAAP) including realized gains (or losses) from debt restructuring and sales of assets, plus depreciation and amortization on real property, and after adjustments for unconsolidated partnerships and joint ventures.



3. NO FURTHER AMENDMENTS. Except as specifically amended by this Amendment, all of the terms, covenants and conditions of the Agreement shall remain unmodified and in full force and effect and are hereby ratified and confirmed.

4. GOVERNING LAW. This Amendment shall be governed by and construed in accordance with the laws of New York, without giving effect to the conflict of laws principles thereof.

5. COUNTERPARTS. This Amendment may be executed in one or more counterparts, each of which shall be deemed an original but all of which together will constitute one and the same instrument. A facsimile, telecopy or other reproduction of this Amendment may be executed by one or more parties hereto, and an executed copy of this Amendment may be delivered by one or more parties hereto by facsimile or similar instantaneous electronic transmission device pursuant to which the signature of or on behalf of such party can be seen, and such execution and delivery shall be considered valid, binding and effective for all purposes as of the date first written above. At the request of any party hereto, all parties hereto agree to execute an original of this Amendment as well as any facsimile, telecopy or other reproduction hereof.

         IN WITNESS WHEREOF, the parties hereto have caused this Amendment to be executed as of the date first above written.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY


                                    By: /s/ Stuart J. Boesky
                                        --------------------
                                        Stuart J. Boesky
                                        President and Chief Executive Officer



                          RELATED AMI ASSOCIATES, INC.



                                    By: /s/ Alan P. Hirmes
                                        ------------------
                                        Alan P. Hirmes
                                        Senior Vice President

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


Date:  September 7, 2004                            By:  /s/ Stuart J. Boesky
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


Date:  September 7, 2004                            By:  /s/ Alan P. Hirmes
       -----------------                                 ------------------
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



By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     September 7, 2004


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


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     September 7, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.