Form 10-Q
period 2004-09-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2004-11-03
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 2004


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

As of October 31, 2004, 8,335,639 shares of the Registrant's shares of beneficial interest, $0.10 par value, were outstanding.

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                                                             September 30,   December 31,
                                                                                 2004           2003
                                                                             -------------   -----------
                                                                              (Unaudited)
ASSETS

  Investments in debt securities - available for sale                          $ 165,304      $ 167,260
  Real estate owned - held and used, net                                           7,648           --
  Real estate owned - subject to sales contracts                                  52,217         51,616
  Real estate owned - held for sale                                               17,924         25,802
  Notes receivable, net                                                           22,126         35,946
  Investment in ARCap                                                             20,240         20,240
  Investments in mortgage loans, net                                              19,440         13,864
  Revenue bonds - available for sale                                               6,721          7,586
  Cash and cash equivalents                                                       12,435          2,028
  Other assets                                                                     1,690          2,765
                                                                               ---------      ---------

Total assets                                                                   $ 325,745      $ 327,107
                                                                               =========      =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

  Repurchase facilities payable                                                $ 144,605      $ 149,529
  Warehouse facility payable                                                      22,817         34,935
  Line of credit - due to related party                                           15,361             --
  Mortgage payable on real estate owned                                           15,993         15,993
  Interest rate derivatives                                                          136            278
  Accounts payable and accrued expenses                                              708          1,552
  Due to Advisor and affiliates                                                    1,216            590
  Distributions payable                                                            3,334          3,335
                                                                               ---------      ---------

Total liabilities                                                                204,170        206,212
                                                                               ---------      ---------

Commitments and contingencies

Shareholders' equity:

  Shares of beneficial interest: $.10 par value; 25,000 shares authorized;
   8,715 issued and 8,336 outstanding in 2004 and 8,713 issued and 8,338
   outstanding in 2003                                                               871            871
  Treasury shares of beneficial interest at par value: 379 shares in 2004
   and 375 shares in 2003                                                            (38)           (38)
  Additional paid-in capital                                                     126,759        126,779
  Deferred compensation                                                              (15)           (29)
  Distributions in excess of net income                                          (15,217)       (15,138)
  Accumulated other comprehensive income                                           9,215          8,450
                                                                               ---------      ---------

Total shareholders' equity                                                       121,575        120,895
                                                                               ---------      ---------

Total liabilities and shareholders' equity                                     $ 325,745      $ 327,107
                                                                               =========      =========


           See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        Consolidated Statements of Income
                     (In thousands except per share amounts)
                                   (Unaudited)


                                       Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                      -------------------   -------------------
                                        2004       2003       2004       2003
                                      --------   --------   --------   --------
Revenues:
   Interest income:
     Debt securities                  $  2,426   $  2,364   $  7,169   $  6,216
     Mortgage loans                        394        418      1,189      2,181
     Notes receivable                      699        721      1,965      2,517
     Revenue bonds                         149         --        485         --
     Temporary investments                  12         37         32         52
   Rental income                           263         --        706         --
   Other income                            212         19        260         67
                                      --------   --------   --------   --------

     Total revenues                      4,155      3,559     11,806     11,033
                                      --------   --------   --------   --------

Expenses:
   Interest                              1,053        693      2,781      1,742
   General and administrative              372        152      1,015        577
   Fees to Advisor                         618        468      1,782      1,367
   Property operations                     182         --        477         --
   Depreciation                             59         --        367         --
   Amortization and other                   55        121        258        327
                                      --------   --------   --------   --------

     Total expenses                      2,339      1,434      6,680      4,013
                                      --------   --------   --------   --------

Other income:
   Dividends from investment in
     ARCap                                 600        600      1,800      1,800
   Income from real estate owned           833         51      2,998        113
   Net loss on repayments of
     debt securities                        --         --         --       (391)
                                      --------   --------   --------   --------

     Total other income                  1,433        651      4,798      1,522
                                      --------   --------   --------   --------

   Net income                         $  3,249   $  2,776   $  9,924   $  8,542
                                      ========   ========   ========   ========

   Net income per share
     (basic and diluted)              $   0.39   $   0.33   $   1.19   $   1.12
                                      ========   ========   ========   ========

   Weighted average shares
     outstanding:
     Basic                               8,336      8,338      8,337      7,623
                                      ========   ========   ========   ========
     Diluted                             8,336      8,347      8,341      7,634
                                      ========   ========   ========   ========


          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Nine months ended
                                                               September 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------

Cash flows from operating activities:
   Net income                                              $  9,924    $  8,542
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation expense                                       367          --
     Net loss on repayments of debt securities                   --         391
     Amortization expense                                       184         215
     Amortization of deferred income                           (178)       (244)
     Accretion of debt discount                                  70         133
     Other non-cash expense                                      20          --
   Changes in operating assets and liabilities:
     Accrued interest receivable                                622        (781)
     Other assets                                              (442)       (418)
     Due to Advisor and affiliates                              626          23
     Accounts payable and accrued expenses                     (333)        (37)
     Accrued interest payable                                  (511)        446
                                                           --------    --------

   Net cash provided by operating activities                 10,349       8,270
                                                           --------    --------

Cash flows from investing activities:
   Fundings of mortgage loans                                  (284)     (2,814)
   Repayments of mortgage loans                               1,306       9,463
   Initial funding of mortgage loans                         (6,554)    (34,477)
   Funding of notes receivable                               (4,023)       (758)
   Repayment of notes receivable                             21,099       4,057
   Purchase of notes receivable                              (3,122)    (19,472)
   Funding of debt securities                                (6,600)    (15,921)
   Repayments of debt securities                             16,754       8,396
   Purchase of debt securities                               (7,621)    (40,952)
   Principal repayments on revenue bonds                        841          --
                                                           --------    --------

Net cash provided by (used in) investing activities          11,796     (92,478)
                                                           --------    --------


                                   continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                             Nine months ended
                                                               September 30,
                                                           --------------------
                                                             2004        2003
                                                           --------    --------

Cash flows from financing activities:
   Proceeds from repurchase facilities                       13,322      97,260
   Repayments of repurchase facilities                      (18,246)    (44,433)
   Proceeds from warehouse facility                             943      11,741
   Repayments of warehouse facility                         (13,061)         --
   Proceeds from line of credit - due to related party       15,361          --
   Distribution paid to shareholders                        (10,005)     (9,216)
   Increase in distribution payable                              --         790
   Treasury stock purchases                                     (52)         --
   Issuance of common shares                                     --      27,456
                                                           --------    --------

Net cash (used in) provided by financing activities         (11,738)     83,598
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         10,407        (610)
Cash and cash equivalents at the beginning
   of the year                                                2,028      10,404
                                                           --------    --------
Cash and cash equivalents at the end of the
   period                                                  $ 12,435    $  9,794
                                                           ========    ========
Supplemental information:
Interest paid                                              $  2,681    $  1,759
                                                           ========    ========

Conversion of mortgage loans to real estate owned          $     --    $ 40,145
                                                           ========    ========


          See accompanying notes to consolidated financial statements

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of American Mortgage Acceptance Company (the "Company") and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the Company's financial position as of September 30, 2004, and the results of its operations and its cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

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

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

During September 2004, the Company purchased two Fannie Mae DUS certificates, Bayou Pointe and Pomona with principal amounts of approximately $1.7 million and $5.5 million, respectively. The certificates were purchased at premiums of approximately $55,000 and $455,000, respectively, and bear interest at rates of 5.65% per year and 6.22% per year, respectively.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


Information regarding the Company's investment in debt securities is as follows:

                                                         (In thousands)


                                                September 30,       December 31,
                                                    2004                2003
                                                -------------       ------------
Amortized cost                                    $ 155,929           $ 158,533
                                                  ---------           ---------

Unrealized gains                                     10,434              10,040
Unrealized losses                                    (1,059)             (1,313)
                                                  ---------           ---------
Net unrealized gain                                   9,375               8,727
                                                  ---------           ---------
Fair value                                        $ 165,304           $ 167,260
                                                  =========           =========

Of the Company's portfolio of debt securities, twelve securities with an aggregate fair value of $30.1 million are in an unrealized loss position at September 30, 2004. Eight of these securities, with an aggregate fair value of $17.6 million, have been in an unrealized loss position for more than one year. These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, the Company has the intent and ability to hold these bonds to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, the Company has concluded that these impairments are temporary.

At September 30, 2004, approximately $155.2 million of these debt securities are pledged as collateral under the Company's repurchase facilities (see Note 6).

NOTE 3 - NOTES RECEIVABLE

During June 2004, the Company partially funded a $3.6 million loan for Woods of Mandarin, a 401-unit multifamily apartment complex located in Jacksonville, Florida. The Company's fundings through September 30, 2004 were approximately $3.1 million. Approximately $500,000 will be funded in the future based upon the properties' performance. The loan, which matures June 2007, bears interest at a rate of 13.5% per year.

During September 2004, the Baywoods note in the amount of approximately $11.0 million was repaid and the Company received an exit fee of approximately $109,000. Also during September 2004, the Mountain Valley note in the amount of approximately $6.3 million was repaid.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


NOTE 4 - REAL ESTATE OWNED

The Company foreclosed on certain mortgage loans and notes receivable during 2003 and, as a result, owns the related real estate. Real estate owned at September 30, 2004 consisted of the following:


                                                                    Carrying
                                        Number of                     Value
                                          Units      Location     (In thousands)
                                        --------- --------------- --------------
Real estate owned - held and used
---------------------------------

     Plaza at San Jacinto                   132   La Porte, TX      $ 7,648(1)
                                          =====                     =======

Real estate owned - subject to sales
------------------------------------
contracts (2) (3)
-----------------

     Concord at Little York                 276   Houston, TX       $16,440
     Concord at Gessner                     288   Houston, TX        17,508
     Concord at Gulfgate                    288   Houston, TX        18,269
                                          -----                     -------

     Total real estate owned -
       subject to sales contracts           852                     $52,217
                                          =====                     =======

Real estate owned - held for sale (4)
-------------------------------------

     Reserve at Autumn Creek                212   Friendswood, TX   $17,924
                                          =====                     =======

(1) Net of accumulated depreciation.
(2) In connection with the proposed sales, the Company has entered into a letter of intent under which UBS Real Estate Investments, Inc. will provide first mortgages in the amount of approximately $42.0 to $44.0 million in these properties. The Company will restructure its remaining balance due from the borrower in the form of mezzanine loans.
(3) Pledged as collateral under the warehouse facility (see Note 7).
(4) Subject to first mortgage financing of approximately $16.0 million.

NOTE 5 - INVESTMENTS IN MORTGAGE LOANS

During  September  2004,  the Company  funded a $4.6  million loan for the Pines
Apartments, a 312-unit multifamily apartment complex located in Las Vegas, Nevada. The loan, which matures September 2007, bears interest at a rate of 30-day LIBOR plus 875 basis points per year. The Company received a loan origination fee of 1% in connection with this loan.

During September 2004, the Company funded a $2.0 million loan for the Plaza at Sawmill Place, a 195,000 square-foot shopping center located in Columbus, Ohio. The loan, which matures October 2014, bears interest at a rate of 13.5% per year. Principal and interest payments are based on a 30-year amortization schedule with a 10-year balloon payout at maturity.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


During September 2004, the Mountain Valley mezzanine loan in the approximate amount of $776,000 was repaid along with the note receivable (See Note 3). The Company received exit fees totaling approximately $72,000 in connection with these loans.

NOTE 6 - REPURCHASE FACILITIES

The Company has repurchase facilities with three parties (the "Counterparties"), which have no expiration dates and offer advance rates between 94% and 97% of the fair market value of GNMA and FNMA DUS certificates and borrowing rates from 30-day LIBOR minus 3 basis points to 30-day LIBOR plus 10 basis points, which terms may change at the discretion of the Counterparties. The borrowings are typically subject to 30-day settlement terms and are subject to repricing at the option of the Counterparties. As of September 30, 2004, $144.6 million was outstanding under these repurchase facilities, at a weighted average interest rate of 2.16%.

Certain of the Company's debt securities are pledged as collateral in connection with these repurchase facilities (see Note 2).

A significant risk associated with these repurchase facilities is that the market value of the securities held by the Company may decline and that the Company would be required to post additional collateral and/or repay a portion of the facility.

NOTE 7 - WAREHOUSE FACILITY

In April 2004, as originally contemplated under the mortgage warehouse line of credit with Fleet National Bank (the "Warehouse Facility"), the time period on which to initially fund new projects using this Warehouse Facility expired. Remaining balances outstanding are due August 2005.

In April 2004, the Company repaid the $4.6 million outstanding balance related to the Del Mar Villas loan. The Del Mar Villas note receivable is no longer pledged as collateral under any debt facility.

During September 2004, the Baywoods note of approximately $11.0 million was repaid (see Note 3) and the Company repaid the related $8.5 million outstanding balance under this Warehouse Facility.

During 2004, the Company posted three of its foreclosed properties as additional collateral to the Warehouse Facility (see Note 4).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


NOTE 8 - RELATED PARTY TRANSACTIONS

The costs incurred to related parties for the three and nine months ended September 30, 2004 and 2003 were as follows:

(In thousands)


                                     Three Months Ended       Nine Months Ended
                                       September 30,            September 30,
                                    -------------------      -------------------
                                      2004        2003         2004        2003
                                    -------     -------      -------     -------
Shared services expenses            $   199     $   275      $   555     $   598
Asset management fees                   324         266          942         769
Incentive management fee                 95         (73)         285          --
                                    -------     -------      -------     -------

                                    $   618     $   468      $ 1,782     $ 1,367
                                    =======     =======      =======     =======

In June 2004, the Company entered into a revolving credit facility (the "Revolving Facility") with CharterMac, an affiliated company and parent of the Company's Advisor, Related AMI, Inc. The Revolving Facility, which is an unsecured facility, will provide up to $20.0 million in borrowings to be used to purchase new investments, and bears interest at 30-day LIBOR plus 300 basis points. The Revolving Facility is for a term of one year with a one-year optional extension and contains customary restrictions/covenants that are similar to the Company's Warehouse Facility. In the opinion of management, the terms of this facility are consistent with those of transactions with independent third parties.

As of September 30, 2004, the Company has borrowed approximately $15.4 million from the Revolving Facility to fund certain investments.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2004 and 2003 was as follows:

(In thousands)

                                                                           2004       2003
                                                                         --------   --------
Net income                                                               $  9,924   $  8,542
Net unrealized gain (loss) on interest rate derivatives arising during
  the period                                                                  142       (698)
Unrealized holding gain arising during the period                             624      3,722
Less: reclassification adjustment for loss included in net income              --        391
                                                                         --------   --------

Total comprehensive income                                               $ 10,690   $ 11,957
                                                                         ========   ========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)


NOTE 10 - EARNINGS PER SHARE

(In thousands, except per share amounts)


Three Months Ended September 30, 2004              Income      Shares      Per Share
                                                   ------      ------      ---------
   Basic EPS                                       $3,249       8,336      $   0.39
   Effect of dilutive securities                       --          --            --
                                                   ------      ------      --------
   Diluted EPS                                     $3,249       8,336      $   0.39
                                                   ======      ======      ========

Three Months Ended September 30, 2003

   Basic EPS                                       $2,776       8,338      $   0.33
   Effect of dilutive securities                       --           9            --
                                                   ------      ------      --------
   Diluted EPS                                     $2,776       8,347      $   0.33
                                                   ======      ======      ========

Nine Months Ended September 30, 2004

   Basic EPS                                       $9,924       8,337      $   1.19
   Effect of dilutive securities                       --           4            --
                                                   ------      ------      --------
   Diluted EPS                                     $9,924       8,341      $   1.19
                                                   ======      ======      ========

Nine Months Ended September 30, 2003

   Basic EPS                                       $8,542       7,623      $   1.12
   Effect of dilutive securities                       --          11            --
                                                   ------      ------      --------
   Diluted EPS                                     $8,542       7,634      $   1.12
                                                   ======      ======      ========

NOTE 11 - SUBSEQUENT EVENTS

During October 2004, the Company purchased the Maple Street FNMA DUS certificate with a principal amount of $1.4 million. This certificate was purchased at a premium of approximately $58,000 and bears interest at a rate of 5.75% per year.

In connection with the receipt of funds for the Mountain Valley notes in September 2004 (see Notes 3 and 5), the Company repaid the $5.3 million outstanding balance related to the Mountain Valley loan under the Warehouse Facility in October 2004.

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

Results of Operations
---------------------

The following is a summary of the Company's operations for the three months and nine months ended September 30, 2004 and 2003:

(In thousands)


                    Three Months Ended September 30,  Nine Months Ended September 30,
                    --------------------------------  ------------------------------
                        2004       2003     Change      2004       2003      Change
                      -------    -------    ------    -------    -------    -------
Total revenues        $ 4,155    $ 3,559      16.7%   $11,806    $11,033        7.0%
Total expenses          2,339      1,434      63.1      6,680      4,013       66.5
Total other income      1,433        651     120.1      4,798      1,522      215.2
                      -------    -------    ------    -------    -------    -------
Net income            $ 3,249    $ 2,776      17.0%   $ 9,924    $ 8,542       16.2%
                      =======    =======    ======    =======    =======    =======


In both the three months and nine months ended September 30, 2004, as compared to the same 2003 periods, revenues and other income have increased mainly due to an increase in fundings of GNMA certificates and revenues generated by foreclosed properties. Expenses have also increased for these periods due to an increase in expenses related to the foreclosed properties as well as higher interest costs.

REVENUES


                                        Three Months
                                           Ended               Nine Months Ended
                                        September 30             September 30
                                       % Change from             % Change from
                                         Prior Year               Prior Year
                                     ------------------        -----------------
Interest income
   Debt securities                           2.6%                    15.3%
   Mortgage loans                           (5.7)                   (45.5)
   Notes receivable                         (3.1)                   (21.9)
   Revenue bonds                           100.0                    100.0
   Temporary investments                   (67.6)                   (38.5)
Rental income                              100.0                    100.0
Other income                              1015.8                     288.1
                                          ------                    -----

Total revenues                              16.7%                     7.0%
                                          ======                    =====

At September 30, 2004, the Company had approximately $165.3 million in investments in debt securities yielding a weighted average interest rate of 6.64% per year, approximately $22.0 million in investments in notes receivable yielding a weighted average interest rate of 8.90% per year, and approximately $26.2 million in mortgage loans and other investments yielding a weighted average interest rate of 10.86% per year.

Interest income from debt securities increased for the three and nine months ended September 30, 2004, as compared to 2003, primarily due to the continued advances on the Ellington Plaza GNMA certificate and the purchase of 15 FNMA DUS certificates during 2003, partially offset by the repayment of the Autumn Creek GNMA certificate.

Interest income from mortgage loans decreased for the three and nine months ended September 30, 2004, as compared to 2003, primarily due to the receipt of additional interest and incremental interest due upon repayment of the
Stonybrook II first mortgage and mezzanine loan in 2003, with no comparable items in 2004.

Interest income from notes receivable decreased for the three and nine months ended September 30, 2004, as compared to 2003, primarily due to the default of required debt service payments from foreclosed properties (See "Real Estate Owned" below).

Interest income from revenue bonds relates to taxable revenue bonds purchased in October 2003. These bonds carry a weighted average interest rate of 8.69% per year.

Rental income was recorded for the three and nine months ended September 30, 2004 due to the reclassification of the Plaza at San Jacinto as real estate owned - held and used (see "Real Estate Owned" below).

Other income increased for the three and nine months ended September 30, 2004, as compared to 2003, primarily due to exit fees received from the repayment of the Baywoods and Mountain Valley loans during the third quarter of 2004.

EXPENSES


                                        Three Months
                                           Ended               Nine Months Ended
                                        September 30             September 30
                                       % Change from            % Change from
                                         Prior Year                Prior Year
                                       -------------           -----------------
Interest                                    51.9%                    59.6%
General and administrative                 144.7                     75.9
Fees to Advisor                             32.1                     30.4
Property operations                        100.0                    100.0
Depreciation                               100.0                    100.0
Amortization and other                     (54.5)                   (21.1)
                                       -------------           -----------------

Total expenses                              63.1%                    66.5%
                                       =============           =================

At September 30, 2004, the Company had total debt of approximately $198.8 million with a weighted average interest rate of 3.1% per year. At September 30, 2003, the Company had total debt of approximately $161.2 million with a weighted average interest rate of 1.8% per year.

Interest expense increased for the three and nine months ended September 30, 2004, as compared to 2003, primarily due to the increased borrowings stemming from the increased investment base. This increase can also be attributed to an interest rate swap agreement, put into place in April 2003, and increasing interest rates during 2004.

General and administrative expenses increased for the three and nine months ended September 30, 2004, as compared to 2003, primarily due to the increase in legal fees related to foreclosed properties, the increase in accounting fees related to Sarbanes-Oxley consulting services, and the increase of certain other administrative costs.

Property operations were recorded for the three and nine months ended September 30, 2004 due to the reclassification of the Plaza at San Jacinto as real estate owned - held and used (see "Real Estate Owned" below).

Depreciation expense was recorded for the three and nine months ended September 30, 2004 relating to the reclassification of the Plaza at San Jacinto property from real estate-held for sale to real estate owned-held and used. Depreciation was captured for the 2004 periods, as well as retroactively for the full year that the property was classified as held for sale (see "Real Estate Owned" below).

OTHER INCOME

Other income increased for the three and nine months ended September 30, 2004, as compared to 2003, due to the increase in net operating income recognized from the operations of foreclosed properties (see "Real Estate Owned" below).

REAL ESTATE OWNED

During 2003, five loans went into default and the Company foreclosed upon and took ownership of the properties. The Company reclassified its investment in these foreclosed properties as real estate-held for sale on its balance sheet and recognized income from the operations of these properties as income from real estate owned on its income statement. As a result of these unusual circumstances, there was a substantial decrease in interest income from these loans.

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

During the third quarter of 2004, the Company has signed a letter of intent under which UBS Real Estate Investments, Inc. will provide first mortgages in the amount of approximately $42.0 to $44.0 million for these properties. The Company will restructure its remaining balance due from the borrower in the form of mezzanine loans. The financing is anticipated to occur partially in the fourth quarter of 2004, with the balance occurring in the first quarter of 2005.

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

The Company has focused on increasing the occupancy level and operating income of all of the properties owned to projected stabilization levels. The weighted average occupancy rate on the stabilized properties at the time of foreclosure was 81.4%. The weighted average occupancy rate on these same properties at September 30, 2004 was 97.1%. As a result, the Company has experienced increasing yields on several of its foreclosed assets. While property level operations continue to improve, the Company is actively seeking to sell or refinance the properties with third parties so that the Company can redeploy the capital invested into higher yielding investments.

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

FFO is summarized in the following table:

(In thousands)


                                         Three Months Ended   Nine Months Ended
                                          September 30, 2004  September 30, 2004
                                          ------------------  ------------------
   Net income                                  $  3,249           $   9,924

   Add back: depreciation of real property           59                 367
                                               --------           ---------

   FFO                                         $  3,308           $  10,291
                                               ========           =========

   Cash flows from:
   Operating activities                        $  3,765           $  10,349
                                               ========           =========
   Investing activities                        $  3,113           $  11,796
                                               ========           =========
   Financing activities                        $  3,101           $ (11,738)
                                               ========           =========

   Weighted average shares outstanding:
   Basic                                          8,336               8,337
                                               ========           =========
   Diluted                                        8,336               8,341
                                               ========           =========

For the 2003 periods, FFO was equal to net income, as the Company did not record depreciation expense on any of its real estate owned.

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

The Company finances its investing activity primarily through borrowing from its various facilities at short-term rates. At September 30, 2004, the Company had approximately $13.6 million available to borrow under its debt facilities without exceeding limits imposed by debt covenants and its declaration of trust.

From time to time, the Company may also issue common shares or other equity to fund its investing activity. In April 2003, the Company completed a public offering of 1,955,000 common shares for net proceeds of approximately $27.5 million, which were used to fund investments.

The Company has the capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the Securities and Exchange Commission in 2002. If market conditions warrant, the Company may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

Additionally, the refinancing of the Concord Properties (see Note 4) could generate approximately $40.0 million of proceeds, of which approximately $14.0 million would be used to repay the amount borrowed from the Warehouse Facility to purchase the Gulfgate first mortgage.

In accordance with the Declaration of Trust, the Company is required to maintain at least 40% of its investments in government-insured or guaranteed investments. At September 30, 2004, the Company owned approximately $165.3 million in GNMA and FNMA certificates, representing approximately 50.7% of the Company's assets.

SUMMARY OF CASH FLOWS

During the nine months ended September 30, 2004, as compared to the nine months ended September 30, 2003, the net change in cash and cash equivalents increased approximately $11.0 million. Operating cash flows improved by $2.1 million primarily due to higher earnings and favorable variances in timing of receivables collected. An increase in net cash provided by investing activities (approximately $104.3 million) offset by a decrease in net cash used in financing activities (approximately $95.3 million) was due to a higher level of investing activity in debt securities, mortgage loans, and mezzanine and bridge loans during the 2003 period. The lower level of investing in 2004 corresponded to the decrease in net borrowings.

OTHER

Management is not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of $10.0 million and $9.2 million for the nine months ended September 30, 2004 and 2003, respectively, $79,547 ($0.01 per share or 0.80%) and $674,491 ($0.09 per share or 7.32%), represented a return of capital determined in accordance with GAAP. As of September 30, 2004, the aggregate amount of distributions made since the initial public offering representing returns of capital, in accordance with GAAP, was $15.2 million. The portion of the distributions which constituted a return of capital was significant during the Company's initial acquisition stage in order to maintain level distributions to shareholders during that period.

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

                                                 Payments Due by Period

                                                      (In thousands)

                                             Less than     1 - 3    3 - 5    More than
                                   Total      1 Year       Years    Years     5 Years
                                 --------    --------    --------   -----    --------
Debt:
 Lines of credit:
  Repurchase facilities          $144,605    $144,605    $     --    $--     $     --
  Warehouse facility               22,817      22,817          --     --           --
  Line of credit - due to
    related party                  15,361          --      15,361     --           --
  Mortgage loan                    15,993          --          --     --       15,993
Funding Commitments:
  Standby and forward bridge
   loan commitments                 3,276       2,381         895     --           --
  Standby and forward
   mezzanine loan commitments         435         435          --     --           --
  Forward GNMA commitments          3,692       3,692          --     --           --
                                 --------    --------    --------    ---     --------

Total                            $206,179    $173,930    $ 16,256    $--     $ 15,993
                                 ========    ========    ========    ===     ========

(1) Represents contractual maturity of mortgage loan on real estate owned. However, it is the Company's intention to find a buyer for the property.


CONTINGENT OBLIGATIONS

Stabilization Guarantees
------------------------

The Company's stabilization loan guarantee on Village at Meadowbend has expired during the fourth quarter of 2004.

The Company's stabilization loan guarantee on Colorado Creekside Apartments expired in October 2004. The project is currently seeking permanent financing on the property. In the event that the property does not obtain financing, the Company may be called upon to fund this loan, in the approximate amount of $7.5 million, which would result in an investment on the Company's books. The outcome of any possible fundings cannot be determined by the Company as of the filing date of this document.

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

The Company's operating results depend in large part on differences between the income from its assets (net of credit losses) and its borrowing costs. Most of the Company's assets generate fixed returns and have terms in excess of five years. The Company funds the origination and acquisition of a significant portion of these assets with borrowings that have interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence the Company's net income. The Company's borrowings bear interest at rates that fluctuate with 30-day LIBOR.

Various financial vehicles exist which would allow Company management to mitigate the impact of interest rate fluctuations on the Company's cash flows and earnings. During March 2003, upon management's analysis of the interest rate environment and the costs and risks of such strategies, the Company entered into a five-year interest rate swap agreement with Fleet National Bank ("Fleet") in order to hedge against increases in the floating interest rate on its Repurchase Facilities. The Company has agreed to pay Fleet a fixed 3.48% on a notional amount of $30.0 million, and in return, Fleet will pay the Company a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. A possible risk of such swap agreements is the possible inability of Fleet to meet the terms of the contracts with the Company; however, there is no current indication of such an inability.

Based on the $152.8 million unhedged portion of the $182.8 million of borrowings outstanding at September 30, 2004, a 1% change in LIBOR would impact the Company's annual net income and cash flows by approximately $1.5 million. However, as the interest income from loans made by the Company is also based on LIBOR, a 1% increase in LIBOR would increase the Company's annual net income and cash flows from such loans by approximately $88,000. Increases in these rates would decrease the net income and market value of the Company's net assets. Interest rate fluctuations that result in interest expense exceeding interest income would result in operating losses.

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

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS - None

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES - None

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

     31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

     32.1 Chief Executive Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Chief Financial Officer certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     Reports on Form 8-K

     The following 8-K reports were filed or furnished, as noted in the applicable Form 8-K, for the quarter ended September 30, 2004.

     Current report on form 8-K, furnished on August 3, 2004, relating to the press release regarding the Company's second quarter results.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: November 2, 2004                By:  /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           Chairman of the Board of Trustees,
                                           President and Chief Executive Officer



Date: November 2, 2004                By:  /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Managing Trustee and
                                           Chief Financial Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of American Mortgage Acceptance Company;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



Date:  November 2, 2004                             By:  /s/ Stuart J. Boesky
       ----------------                                  --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2004 of American Mortgage Acceptance Company;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of September 30, 2004 (the "Evaluation Date"); and

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



Date:  November 2, 2004                             By:  /s/ Alan P. Hirmes
       ----------------                                  ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     November 2, 2004


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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     November 2, 2004


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.