Form 10-K
period 2004-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2005-03-16
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
(Mark One)

  X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
-----   ACT OF 1934

For the fiscal year ended December 31, 2004

                                       OR

        TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE SECURITIES
-----   ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
             (Exact name of registrant as specified in its charter)

                   Delaware                                13-6972380
---------------------------------------------     -----------------------------
(State or other jurisdiction of incorporation           (I.R.S. Employer
               or organization)                          Identification No.)

    625 Madison Avenue, New York, New York                   10022
---------------------------------------------     -----------------------------
   (Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:


                               Title of each class
             -------------------------------------------------------
             Shares of Beneficial Interest, par value $.10 per share

                   Name of each exchange on which registered:
               --------------------------------------------------
                             American Stock Exchange


Securities registered pursuant to Section 12(g) of the Act:

     None

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

     Indicate by check mark whether the registrant is an  accelerated  filer (as
defined in Exchange Act Rule 12b-2).  Yes  X   No
                                          ---     ---

     The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of December 31, 2004 was approximately $140,763,000 based on a price of $17.20 per share, the closing sales price for the Registrant's common shares of beneficial interest on the American Stock Exchange on that date.

     As of March 1, 2005 there were 8,336,803 outstanding common shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held on June 9, 2005, which are incorporated into Items 10, 11, 12 and 13.

Index to exhibits may be found on page 67
Page 1 of 74

                                TABLE OF CONTENTS


                      AMERICAN MORTGAGE ACCEPTENCE COMPANY

                           ANNUAL REPORT ON FORM 10-K

                                                                                          PAGE
PART I
            Item 1.   Business                                                               4
                      Risk Factors                                                           6
            Item 2.   Properties                                                            15
            Item 3.   Legal Proceedings                                                     15
            Item 4.   Submission of Matters to a Vote of Shareholders                       15
PART II
            Item 5.   Market for Registrant's Common Equity and Related Shareholder         16
                       Matters
            Item 6.   Selected Financial Data                                               17
            Item 7.   Management's Discussion and Analysis of Financial Condition and       18
                       Results of Operations
            Item 7A.  Quantitative and Qualitative Disclosures about Market Risks           30
            Item 8.   Financial Statements and Supplementary Data                           31
            Item 9.   Changes in and Disagreements with Accountants on Accounting and       62
                       Financial Disclosure
            Item 9A.  Disclosures Controls and Procedures                                   62
PART III
            Item 10.  Directors and Executive Officers of the Company                       63
            Item 11.  Executive Compensation                                                63
            Item 12.  Security Ownership of Certain Beneficial Owners and Management        63
            Item 13.  Certain Relationships and Related Transactions                        63
            Item 14.  Principal Accounting Fees and Services                                63
PART IV
            Item 15.  Exhibits, Financial Statement Schedules and Reports on Form 8-K       63
SIGNATURES                                                                                  66


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

     o Risks of investing in uninsured and non-investment grade mortgage assets and subordinated CMBS;

     o    Competition in acquiring desirable investments;

     o Interest rate fluctuations and changes in prepayment rates which may affect the value of our assets;

     o Risks associated with investments in real estate generally and the properties which secure many of our investments;

     o General economic conditions, particularly as they affect the value of our assets and the credit status of our borrowers;

     o Dependence on our external Advisor for all services vital to our operations;

     o Conflicts which may arise among us and other entities affiliated with our Advisor which have similar investment policies to ours; and

     o Risks associated with the repurchase agreements we utilize to finance our investments and the availability of financing generally

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

PART I


Item 1.  Business.

General
-------

American Mortgage Acceptance Company was formed on June 11, 1991 as a Massachusetts business trust. We elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). Throughout this report, the terms "we", "us", "the Company" and similar terms are meant to represent American Mortgage Acceptance Company and its consolidated subsidiaries.

Additional information about us is also available at www.americanmortgageco.com. We make available, free of charge on or through our website, our annual report on Form 10-K, our quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after such material is electronically filed with, or furnished to the Securities and Exchange Commission ("SEC"). Materials we file with the SEC may be read and copied at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington D.C. 20549. This information may also be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. We will provide a copy of any of the foregoing documents to shareholders upon request.

Business Strategy
-----------------

Since our 1999 listing on the American Stock Exchange, our goal has been to attempt to maximize the return on our asset base by investing in higher yielding assets while managing risk by maintaining a portion of our investments in government agency guaranteed or insured assets.

Our business plan focuses on originating and acquiring mortgages secured by commercial properties with a focus on the multifamily sector. The mortgages may take the form of government insured first mortgages, insured mortgage pass-through certificates or insured mortgage backed securities, and uninsured mezzanine loans, construction loans, and bridge loans. Additionally, we have indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets, including non-multifamily mortgages. In association with our investing activities, we may also issue guarantees of construction and permanent financing and make standby loan commitments.

Investing
---------

We leverage the expertise of Related AMI Associates, Inc. (our "Advisor") and its affiliates in originating the loans and other assets in which we invest. In addition, our Advisor provides the expertise to perform both the initial underwriting of the properties which serve as direct or indirect collateral for our loans, as well as in the ongoing monitoring of those properties through construction, lease-up and stabilization.

We invest in the following types of assets:

GOVERNMENT INSURED AND GUARANTEED INVESTMENTS

Our declaration of trust requires that 40% of our new investments be of the type we originally invested in prior to our reorganization in 1999. Generally, we seek to maintain a minimum of 40% of our investments in government insured or guaranteed investments, primarily through the acquisition of Government National Mortgage Association ("GNMA" or "Ginnie Mae") and Federal National Mortgage Association ("Fannie Mae") ("FNMA") mortgage-backed securities and pass-through certificates. We believe that government agency insured lending offers safety, liquidity and moderate yields, while also providing a strong asset base for collateralized borrowing on favorable terms.

MEZZANINE LOANS

We originate or acquire mezzanine loans that typically finance newly stabilized or transitional commercial real estate properties. While we mainly focus on the multifamily sector, we may originate mezzanine loans for office, retail or industrial properties as well. The interest rates we offer are either fixed or floating rate. We seek properties in growing real estate markets with well capitalized developers or guarantors. We source our mezzanine loans in several ways, including:

     1)   issuing mezzanine debt behind an existing first mortgage loan;
     2) jointly bidding with a senior lender and closing simultaneously (can be seamless to the client);
     3)   acquiring a mezzanine loan from a senior lender; or
     4) originating the entire debt structure and selling the first mortgage to a senior lender.

Mezzanine loans are subordinate to senior mortgages and may include a participating component, such as a right to a portion of the cash flow and proceeds generated from the refinancing and sale of the underlying properties. Typically, they are secured by equity interests in the borrower and have limited recourse to the borrower.

BRIDGE LOANS

We have two bridge loan programs. In the first, loans are typically funded in connection with the development of multifamily properties which benefit from the Low-Income Housing Tax Credit program under Section 42 of the Internal Revenue Code ("LIHTC program"). Due to the typical equity payment schedule associated with the LIHTC program, there can be periods in a construction cycle where a developer needs short-term capital and we offer bridge loans to developers with typical terms of 12 months, which are collateralized by the equity interests in the property owner. In the second program, we provide loans for properties undergoing rehabilitation by new owners when the rehabilitation process will add significant value to the property and reduce the effective loan-to-value ratio and risk of loss. Our bridge loans may include a participation component.

COMMERCIAL MORTGAGE-BACKED SECURITIES ("CMBS")

We currently invest indirectly in CMBS through a convertible preferred equity investment in ARCap Investors, LLC ("ARCap"). ARCap specializes in, and is a recognized industry leader in investing in, non-investment grade and unrated subordinated CMBS. The CMBS which comprise ARCap's portfolio are collateralized by a diverse range of underlying properties including multifamily, retail, office and hotel.

FIRST MORTGAGE REVENUE BONDS

We currently invest in taxable revenue bonds that are secured by first mortgages on affordable multifamily housing properties throughout the country. The revenue bonds generally rank on par with tax-exempt first mortgage revenue bonds that are owned by CharterMac, an affiliate of our Advisor. The proceeds from these revenue bonds are generally used for the new construction or substantial rehabilitation of affordable multifamily properties.

OTHER INVESTMENTS

From time to time, we may invest in assets outside of our normal investment strategy if we believe that making such an investment is advantageous in maximizing the return on our asset base.

Financing
---------

We finance our investing activity primarily through borrowing from various facilities at short-term rates. We have three repurchase facilities, which we use to finance our investments, a warehouse facility that we use to finance mezzanine loans, and a line of credit with a related party that we use to purchase all types of investments.

For further information about these facilities, see MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES and Notes 8, 9 and 10 to the consolidated financial statements.

In addition, we may also issue common shares to fund investing activity. We have the capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC in 2002.

From time to time, we may also issue other types of securities to raise additional capital.

Competition
-----------

We compete with various financial institutions in each of our lines of business. We compete with investment banks, other REITs, mezzanine funds and pension fund advisors for loan products.

Management and Governance
-------------------------

We have engaged our Advisor, an affiliate of CharterMac, to manage our day-to-day affairs. Our Advisor has subcontracted with Related Capital Company, LLC ("Related"), a subsidiary of CharterMac, to provide the services contemplated. Through our Advisor, Related offers us a core group of experienced staff and executive management personnel who provide us with services on both a full- and part-time basis. These services include, among other things, acquisition, underwriting, asset monitoring, portfolio management, finance, accounting, tax, capital markets, investor relations and public relations services.

We have no employees. Our Advisor receives compensation in connection with such activities as set forth in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA;
Item 11, EXECUTIVE COMPENSATION; and Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. In addition, we reimburse our Advisor and certain of its affiliates for expenses they incur in connection with their performance of services for us in accordance with our declaration of trust.

We are governed by a board of trustees comprised of three independent trustees and two non-independent trustees who are affiliated with our Advisor.

Risk Factors
------------

An investment in our common shares involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this document. If any of the risks discussed actually occur, our business, financial condition and results of operations, and the value of your investment, could be materially adversely affected.

For convenience, we have grouped these risk factors as follows:

     1.   Risks related to our investments
     2.   Risks related to our Advisor
     3.   Risks related to our debt obligations
     4. Risks related to our classification as a REIT and not as an investment company
     5.   Risks related to our common shares and our shareholders

1. RISKS RELATED TO OUR INVESTMENTS

MORTGAGE   INVESTMENTS  THAT  ARE  NOT  UNITED  STATES  GOVERNMENT  INSURED  AND
NON-INVESTMENT GRADE MORTGAGE ASSETS INVOLVE RISK OF LOSS

GENERAL.   We  intend  to  continue  to  originate  and  acquire  uninsured  and non-investment grade mortgage loans and mortgage assets as part of our investment strategy. Such loans and assets may include mezzanine loans, bridge loans and CMBS. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under mortgage loans held by us, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan.

LIMITED RECOURSE LOANS MAY LIMIT OUR RECOVERY TO THE VALUE OF THE MORTGAGED PROPERTY. Our loans are generally non-recourse, although some may have limited recourse provisions for a short period. In addition, limited recourse against the borrower may be further limited by applicable provisions of the laws of the jurisdictions in which the mortgaged properties are located or by the selection of remedies and the impact of those laws on that selection. With respect to our non-recourse mortgage loans, in the event of a borrower default, the value of the specific mortgaged property and other assets, if any, pledged to secure the relevant mortgage loan, may be less than the amount owed under the mortgage loan. As to those mortgage loans that provide for recourse against the borrower and its assets generally, there can be no assurance that such recourse will provide a recovery in respect of a defaulted mortgage loan greater than the liquidation value of the mortgaged property securing that mortgage loan.

COMPETITION IN ACQUIRING DESIRABLE INVESTMENTS MAY LIMIT THEIR AVAILABILITY WHICH COULD, IN TURN, NEGATIVELY AFFECT OUR ABILITY TO GENERATE NET INCOME

We compete for loan investments with numerous public and private real estate investment vehicles, such as mortgage banks, pension funds, REITs, institutional investors and individuals. Mortgages, mezzanine loans, subordinated interests in CMBS and other investments are often obtained through a competitive bidding process. In addition, competitors may seek to establish relationships with the financial institutions and other firms from which we intend to purchase such assets. Many of our competitors are larger than us, may have access to greater capital resources and other resources, and may have other advantages over us and our Advisor in conducting certain business and providing certain services. Competition may result in higher prices for mortgage assets, lower yields and a narrower spread of yields over our borrowing costs. There can be no assurance that we will achieve investment results that will allow any specified level of cash distribution.

INTEREST RATE FLUCTUATIONS WILL AFFECT THE VALUE OF OUR ASSETS AND OUR ABILITY TO GENERATE NET INCOME

Interest rates are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control. Interest rate fluctuations can adversely affect our net income in many ways and present a variety of risks, including the risk of a mismatch between asset yields and borrowing rates.

Interest rate mismatch could occur between asset yields and borrowing rates resulting in decreased yield. Our operating results will depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. We fund the origination and acquisition of a significant portion of our assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. We anticipate that, in most cases, the income from our fixed-rate assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income.

Also, as some of our investments may have variable interest rates, interest rate fluctuations could adversely affect our net income, although the variability of the income would serve to partially offset the variability of expense on our borrowings.

See also Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

PREPAYMENT RATES MAY NEGATIVELY AFFECT THE VALUE OF OUR INVESTMENTS.

The value of our investments may be affected by prepayment rates. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. However, such protection may not be available with respect to investments which we acquire, but do not originate. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than from other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

WE MAY NOT ACCURATELY ASSESS INVESTMENT YIELDS, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS

Before making any investment, our Advisor will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our or our Advisor's decision whether to purchase such an investment and the price offered for such an investment. No assurances can be given that we or our Advisor can make an accurate assessment of the yield to be produced by an investment. Many factors beyond our and our Advisor's control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our Advisor's inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may negatively affect our earnings.

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS IN REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS

We derive most of our income by investing, directly and indirectly, in debt secured by residential or commercial properties. Such investments subject us to various types and degrees of risk that could adversely affect the value of our assets and our ability to generate revenue and net income.

Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to:

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

Other risks include, but are not limited to, the following:

     o If a mortgage loan is called due to construction not being completed as required in the mortgage loan documents, we may determine to expend additional capital in order to preserve our investment;
     o occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements;
     o federal LIHTCs and city, state and federal housing subsidy or similar programs which apply to some of the properties impose rent limitations that could adversely affect the ability to increase rents to generate the funds necessary to maintain the properties in proper condition, which is particularly important during periods of rapid inflation or declining market value of such properties;
     o if a loan defaults, the value of the property securing the loan (plus, for properties that generate LIHTCs, the value of the credits) may be less than the unamortized principal amount of the loan;
     o an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner's ability to operate the property; and

     o Certain underlying properties may be required to comply with the Americans with Disabilities Act, and must comply with fire and safety regulations, building codes, and other land use regulations. Compliance with such requirements may require property operators to make substantial capital expenditures.

These conditions and events may increase the possibility that a property operator may be unable to meet its obligations to us or otherwise expose us to losses, thereby affecting our net income. We manage these risks through diligent and comprehensive underwriting, asset management and ongoing monitoring of loan and property performance. We may also obtain construction completion guarantees, personal recourse agreements and/or operating deficit guarantees. In other cases, we may decide to forego certain types of available security if we determine that the security is not necessary or is too expensive to obtain in relation to the risks covered.

We also own several properties as a result of defaults by borrowers. Excluding properties for which we have sales contracts and for which we have recovered a large portion of the investment we made upon foreclosure, as of December 31, 2004, the aggregate carrying value of these properties was approximately $25.4 million. While we are acting to improve the performance of these properties and are actively seeking buyers for them, there is no assurance that we will realize the full carrying amounts when the properties are sold.

CHANGES IN MORTGAGE LOAN PROGRAMS COULD ADVERSELY AFFECT US

We could be hindered in making investments by adverse changes in the FHA insurance, Ginnie Mae or Fannie Mae guarantee programs or rules or regulations relating to them. Generally, once a mortgage has been endorsed for insurance or guaranteed, subsequent amendments to the rules or regulations would not apply retroactively to affect preexisting investments, but could affect prospective investments. Changes to the guarantee programs could adversely affect our ability to originate or acquire attractive investments.

THERE ARE RISKS ASSOCIATED WITH OUR INVESTMENT IN ARCAP, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS

We have invested indirectly in subordinated CMBS through our ownership of a preferred membership interest in ARCap. Subordinated CMBS of the type in which ARCap invests include "first loss" and non-investment grade subordinated interests. A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default on restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Such classes are subject to special risks, including a greater risk of loss of principal and non-payment of interest than more senior, rated classes. The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes. As a result of these and other factors, subordinated interests generally are not actively traded and may not provide holders with liquidity of investment. In addition, our ability to transfer our membership interest in ARCap is limited by the terms of ARCap's operating agreement.

PARTICIPATING INTERESTS IN MORTGAGES MAY NOT BE REALIZED

In connection with the acquisition and origination of mortgages, we have obtained and may continue to obtain participating interests that may entitle us to payments based upon a development's cash flow, profits or any increase in the value of the development that would be realized upon a refinancing or sale of the development. As the operation of real estate is subject to numerous variables and risks, there can be no assurance that such interests will result in additional payments to us.

GEOGRAPHIC  CONCENTRATION  AND THE  CREDIT  QUALITY OF  BORROWERS  MAY RESULT IN
LOSSES

We have not established any limit upon the geographic concentration of properties securing our investments or the credit quality of borrowers of uninsured investments. As a result, properties securing our investments may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured investments may have low credit quality. We may experience losses due to geographic concentration or low credit quality. As of December 31, 2004, 76.7% of our investments in mortgage loans, notes receivable, revenue bonds and real estate owned were secured by properties in Texas. These types of investments comprised approximately 37.6% of our portfolio of investments as of December 31, 2004. We had no borrowers exceeding 10% of our portfolio of investments in mortgage loans, notes receivable and revenue bonds other than Richard Shaw, The Related Companies, L.P. and Richard Nathan who are the creditors of 12.1%, 13.9% and 14.8%, respectively, in these categories. The Related Companies, L.P. is an affiliate of our Advisor.

2.  RISKS RELATED TO OUR ADVISOR

WE ARE DEPENDENT ON OUR ADVISOR AND IF OUR ADVISOR TERMINATES THE ADVISORY AGREEMENT, WE MAY NOT BE ABLE TO FIND AN ADEQUATE REPLACEMENT ADVISOR

We have no employees, although for administrative purposes we have appointed officers. We have entered into an advisory agreement with our Advisor under which it provides us with all of the services vital to our operations. We are dependent on our Advisor for the management and administration of our business and investments. The results of our operations will be dependent upon the availability of, and our Advisor's ability to identify and capitalize on, investment opportunities. The agreement may be terminated

     (i)  without cause by our Advisor or
     (ii) with or without cause by a majority of our independent trustees,

each without penalty and each upon 60 days prior written notice to the non-terminating party. If our Advisor terminates our agreement, we may not be able to find an adequate replacement advisor.

CONFLICTS OF INTEREST COULD ARISE AMONG US AND OR RELATED PARTIES WITH RESPECT TO INVESTMENT OPPORTUNITIES

Our Advisor has subcontracted its obligation to provide services under the advisory agreement to Related, and there are risks involved with this arrangement. Under our advisory agreement, the Advisor and Related are permitted to act as advisor to other entities having investment policies similar to ours, including other REITs. Generally, in conflict situations with non-affiliated entities, our Advisor must present an investment opportunity to us if the opportunity is within our investment objectives and policies, the opportunity is of a character that could be taken by us, and we have the financial resources to take advantage of the opportunity.

Additionally, CharterMac, the parent of the Advisor and Related, has in the past, and may in the future, invest in taxable mortgage investments or other investments that are similar to those in which we invest.

To the extent that these existing entities, as well as affiliated entities which may be formed by affiliates of our Advisor in the future, have funds available for investment at the same time as we do and a potentially suitable investment is offered to us or the affiliated entities, our Advisor will review the affiliated entities' and our investment portfolios and will determine whether or not the investment should be made by one of the affiliated entities or by us based upon factors such as the amount of funds available for investment, yield and portfolio diversification. If the making of a mortgage loan or other mortgage investment appears equally appropriate for us and these affiliated entities, the mortgage loan or other mortgage investment will either be made by a joint venture between two or more of such entities (which may include us), or will be allocated to one of such entities on a basis of rotation with the initial order of priority determined by the dates of formation of the entities.

In addition, The Related Companies, LP ("TRCLP"), the principal owner of which is Stephen M. Ross, the Non-Executive Chairman and an indirect owner of a 14.3% economic interest in CharterMac, may engage in businesses which compete with our Company. In connection with CharterMac's acquisition of Related in December 2003, CharterMac and TRCLP entered into an agreement which prohibited TRCLP and its affiliates from competing with any business currently engaged in by Related other than in specified areas, including originating mezzanine loans to multifamily housing properties similar to those which secure our loans. There can be no assurance that we and TRCLP and its affiliates would not directly compete for similar products and opportunities in these areas in the future.

CONFLICTS OF INTEREST COULD ARISE IN TRANSACTIONS WHERE WE LEND TO OR BORROW FROM AFFILIATES OF OUR ADVISOR

Every transaction entered into between us and an affiliate of our Advisor raises a potential conflict of interest. In addition to the initial determination to invest in mortgage investments secured by properties owned by an affiliate of our Advisor, such conflicts of interest with respect to these mortgage investments include, among others, decisions regarding:

     o    whether to waive defaults of such affiliate;
     o    whether to foreclose on a loan; and
     o whether to permit additional financing on the properties securing our investments other than financing provided by us.

We have invested in, and may in the future invest in, mortgage investments secured by properties in which either direct or indirect affiliates of our Advisor own equity interests in the borrower. Our declaration of trust requires that any transaction between our Advisor or any of its affiliates and us be approved by a majority of our trustees, including a majority of the independent trustees, not otherwise interested in the transaction, as being fair and reasonable and on terms not less favorable to us than those available from unaffiliated third parties. As of December 31, 2004, we had six bridge loans with a total carrying value of approximately $12.8 million, two first mortgages with a total carrying value of approximately $2.3 million, and seven multifamily housing first mortgage bonds with a total carrying value of approximately $6.7 million to borrowers that are affiliates of our Advisor, which represents 6.2% of our total assets.

In June 2004, we entered into a revolving credit facility with CharterMac, which provides up to $20.0 million in borrowings and bears interest at LIBOR plus 300 basis points. This facility is for a term of one year with a one-year optional extension and contains customary restrictions/covenants that are similar to our warehouse debt facility.

3. RISKS RELATED TO OUR DEBT OBLIGATIONS

SHORT-TERM REPURCHASE AGREEMENTS INVOLVE RISK OF LOSS

We finance, and expect to continue to finance, a portion of our investments through collateralized borrowing in the form of repurchase agreements, which involve us selling assets concurrently with our agreement to repurchase them at a later date and at a fixed price. During the repurchase agreement period, we continue to receive principal and interest payments on the assets. The use of borrowing, or "leverage," to finance our assets involves a number of risks, including the following:

IF WE ARE UNABLE TO RENEW OUR BORROWINGS AT FAVORABLE RATES, WE MAY BE FORCED TO SELL ASSETS, AND OUR PROFITABILITY MAY BE ADVERSELY AFFECTED. We rely on short-term repurchase agreements to finance a portion of our assets. Our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and our ability to renew or replace these short-term borrowings on a continuous basis as they mature. If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability. As of December 31, 2004, we had borrowings of approximately $157.6 million outstanding under the repurchase facilities, all of which typically have 30-day settlement terms.

A DECLINE IN THE MARKET VALUE OF OUR ASSETS MAY RESULT IN MARGIN CALLS THAT MAY FORCE US TO SELL ASSETS UNDER ADVERSE MARKET CONDITIONS. Repurchase agreements involve the risk that the market value of the securities sold by us may decline and that we will be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If forced sales were made at prices lower than the carrying value of the collateral, we would experience additional losses. If we are forced to liquidate our assets to repay borrowings, there can be no assurance that we will be able to maintain compliance with the REIT asset and source of income requirements.

OUR USE OF REPURCHASE AGREEMENTS TO BORROW MONEY MAY GIVE OUR LENDERS GREATER RIGHTS IN THE EVENT OF BANKRUPTCY. Of our total borrowings of approximately $166.1 million as of December 31, 2004, approximately $157.6 million were made using repurchase agreements which require us to pledge certain of our assets to the lender to secure our obligations thereunder. Borrowings made under
repurchase   agreements  may  qualify  for  special  treatment  under  the  U.S.

Bankruptcy Code, which may make it difficult for us to recover our pledged assets if a lender files for bankruptcy. In addition, if we were to file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of, and liquidate, the assets we pledged under these agreements without delay.

HEDGING TRANSACTIONS CAN LIMIT GAINS AND INCREASE EXPOSURE TO LOSSES

Hedging involves risk and hedging activities may not have the desired beneficial impact on our results of operations or financial condition. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

We intend generally to hedge as much of the interest rate risk as our Advisor determines is in our best interests given the cost of such hedging transactions. REIT provisions of the Code may limit our ability to hedge our assets and related borrowings. Any limitation on our use of hedging techniques may result in greater interest rate risk.

4.  RISKS  RELATED  TO OUR  CLASSIFICATION  AS A REIT  AND NOT AS AN  INVESTMENT
COMPANY

OUR REIT STATUS SUBJECTS US AND OUR SHAREHOLDERS TO RISKS

Our REIT status subjects us and our shareholders to a number of risks including the following:

FAILURE TO QUALIFY AS A REIT WOULD HAVE ADVERSE TAX CONSEQUENCES FOR US. In order to maintain our REIT status we must meet a number of requirements. These requirements are highly technical and complex and often require an analysis of various factual matters and circumstances that may not be totally within our control. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS may make changes to the tax laws and regulations, and the courts may issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT. If we fail to qualify as a REIT, we would be subject to federal income tax at regular corporate rates. Therefore, we would have less money available for investments and for distributions to our shareholders. This may also have an adverse effect on the market value of our common shares. In general, we would not be able to elect REIT status for four years after a year in which we lose our REIT status.

AS A REIT, OUR INCOME CAN ONLY COME FROM LIMITED TYPES OF SOURCES. To qualify as a REIT, at least 75% of our gross income must come from qualified real estate sources and 95% of our gross income must come from other sources that are itemized in the REIT tax laws. Therefore, we may have to forego opportunities to invest in potentially profitable businesses or assets because they would produce income that could jeopardize our status as a REIT.

WE HAVE CERTAIN DISTRIBUTION REQUIREMENTS. As a REIT, we must distribute to shareholders at least 90% of our REIT taxable income (excluding capital gains). The required distribution limits the amount we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue (such as original issue discount interest income attributable to our investment in ARCap) or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

WE ARE ALSO SUBJECT TO OTHER TAX LIABILITIES. As a REIT, we may be subject to certain federal, state and local taxes on our income and property. Any of these taxes would reduce our operating cash flow.

LIQUIDATION OF COLLATERAL MAY JEOPARDIZE OUR REIT STATUS. To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

LOSS OF INVESTMENT COMPANY ACT EXEMPTION WOULD ADVERSELY AFFECT US

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940. If we fail to qualify for this exemption, we would be regulated as an investment company and our business would be materially adversely affected. Investment company regulations would prevent us from conducting our business as described in this document by, among other restrictions, reducing our ability to borrow. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. In meeting the 55% requirement, we treat as qualifying interests, mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in order to insure that we at all times qualify for the exemption from the Investment Company Act, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on those that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower our net income.

5. RISKS RELATED TO OUR COMMON SHARES AND OUR SHAREHOLDERS

RESTRICTIONS ON SHARE ACCUMULATION IN REITS COULD DISCOURAGE A CHANGE OF CONTROL OF OUR COMPANY

In order for us to qualify as a REIT, not more than 50% of the number or value of our outstanding shares may be owned, directly or indirectly, by five or fewer individuals during the last half of a taxable year or during a proportionate part of a shorter taxable year.

In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our declaration of trust provides that, subject to certain exceptions, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the outstanding shares. The shares most recently acquired by a person that are in excess of the 9.8% limit will not have any voting rights and will be deemed to have been offered for sale to us for a period subsequent to the acquisition. Any person who acquires shares in excess of the 9.8% limit is obliged to immediately give written notice to us and provide us with any information we may request in order to determine the effect of the acquisition on our status as a REIT.

While these restrictions are designed to prevent any five individuals from owning more than 50% of our shares, they also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to shareholders or limit the opportunity for shareholders to receive a premium for their shares if an investor makes purchases of shares to acquire a block of shares.

SUPERMAJORITY VOTING REQUIREMENTS FOR ACQUISITIONS AND MERGERS COULD DISCOURAGE A CHANGE OF CONTROL OF OUR COMPANY

Our declaration of trust requires that 80% of our shareholders and all of our independent trustees approve exchange offers, mergers, consolidations or similar transactions involving us in which our shareholders receive securities in a surviving entity having materially different investment objectives and policies, or that is anticipated to provide significantly greater compensation to management, except for transactions affected because of changes in applicable law, or to preserve tax advantages for a majority in interest of our shareholders. These restrictions may also deter tender offers that may be attractive to shareholders or limit the opportunity for shareholders to receive a premium for their shares if an investor makes purchases of shares to acquire a block of shares.

ISSUANCES OF LARGE AMOUNTS OF OUR COMMON SHARES COULD CAUSE OUR SHARE PRICE TO DECLINE

Our declaration of trust permits our trustees to issue an unlimited number of shares (subject to SEC registration requirements and the consent of shareholders if required pursuant to the rules of the American Stock Exchange). In connection with the issuance of any common shares in the future, our Advisor is entitled to receive as compensation common shares equal to 1% of the issuance. The issuance of common shares could cause dilution of our existing common shares and a decrease in the market price.

OUR SHAREHOLDERS MAY HAVE PERSONAL LIABILITY FOR OUR ACTS AND OBLIGATIONS

It is possible that certain states may not recognize the limited liability of shareholders, although our declaration of trust provides that our shareholders shall not be subject to any personal liability for our acts or obligations. Our declaration of trust also provides that every written agreement entered into by us shall contain a provision that our obligations are not enforceable against our shareholders personally. No personal liability should attach to our shareholders under any agreement containing such provision; however, not every written agreement entered into by us contains such a provision. In certain states, our shareholders may be held personally liable for contract claims where the underlying agreement does not specifically exclude shareholder liability. Our shareholders may also be held personally liable for other claims against us, such as tort claims, claims for taxes and certain statutory liability. Upon payment of any such liability, however, the shareholder will, in the absence of willful misconduct on the shareholder's part, be entitled to reimbursement from our general assets, to the extent such assets are sufficient to satisfy the claim.

Item 2.  Properties.

         As a result of foreclosure, we own three properties subject to sales contracts, one property held for sale and one property held and used. See Note 7 for further discussion of these properties.

Item 3.  Legal Proceedings.

         On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the State District Court of Harris County, Texas. The suit claims, among other causes of action against the respective defendants, that we conducted wrongful foreclosure in that the loan guarantor did not derive any benefit from our loan and that the limited partners of the loan guarantor did not authorize the loan transaction. The suit seeks, among other relief, actual, consequential, exemplary, and punitive damages, a declaration that the loan made by us is unenforceable, and that we were involved in a conspiracy to defraud the loan guarantor. The suit is currently in the discovery phase. A trial date has not been set.

         We filed a countersuit on November 25, 2003 against the limited partners of the loan guarantor seeking to recover unpaid taxes and misappropriated property receipts. We are currently unable to determine the possible outcome of the litigation.

Item 4.  Submission of Matters to a Vote of Shareholders.

         None.

                                     PART II

Item 5.  Market  for the  Registrant's  Common  Equity and  Related  Shareholder
Matters.

As of March 1, 2005, there were 245 registered shareholders owning 8,336,803 shares. Our common shares have been listed on the American Stock Exchange since July 1, 1999, under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for our shares.

The high and low common share prices for each quarterly period in the past two fiscal years in which the shares were traded is as follows:

                              2004                    2003
                      ---------------------   ---------------------


Quarter Ended            Low         High        Low         High
-------------------   ---------   ---------   ---------   ---------
March 31              $   16.15   $   18.31   $   13.60   $   16.06
June 30               $   12.86   $   17.86   $   14.93   $   17.99
September 30          $   13.65   $   17.02   $   13.50   $   17.94
December 31           $   15.70   $   18.05   $   15.40   $   16.97

The last reported sale price of our common shares on the American Stock Exchange on March 1, 2005 was $16.62.

The following table provides information related to our Incentive Share Option Plan as of December 31, 2004:

                      Equity Compensation Plan Information

                                             (a)                       (b)                        (c)

                                                                                          Number of securities
                                          Number of                                     remaining available for
                                      securities to be                                   future issuance under
                                    issued upon exercise        Weighted-average          equity compensation
                                       of outstanding          exercise price of            plans (excluding
                                      options, warrants       outstanding options,        securities reflected
                                         and rights           warrants and rights            in column (a)
                                    ----------------------    ---------------------     -----------------------
Equity compensation plans                   100,000                   $15.03                    733,680
   approved by security holders
Equity compensation plans not
   approved by security holders                  --                       --                         --

                                    ----------------------    ---------------------     -----------------------

Totals                                      100,000                   $15.03                    733,680
                                    ----------------------    ---------------------     -----------------------

Distributions
-------------

Cash distributions per share for the years ended December 31, 2003 and 2004 are as set forth in the following table:

                                                                  Total Amount
Cash Distribution                                                  Distributed
for Quarter Ended          Date Paid            Per Share         (in thousands)
-----------------         -----------         -------------       --------------

March 31, 2003               5/15/03             $ 0.40             $ 2,546
June 30, 2003                8/14/03               0.40               3,335
September 30, 2003          11/14/03               0.40               3,335
December 31, 2003            2/12/04               0.40               3,335
                                                 ------             -------
Total for 2003                                    $1.60             $12,551
                                                 ======             =======

March 31, 2004               5/13/04             $ 0.40             $ 3,335
June 30, 2004                8/12/04               0.40               3,334
September 30, 2004          11/11/04               0.40               3,334
December 31, 2004            2/14/05               0.40               3,334
                                                 ------             -------
Total for 2004                                   $ 1.60             $13,337
                                                 ======             =======

There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our declaration of trust. Future distributions paid by us will be at the discretion of our trustees and will depend on our actual cash flow, our financial condition, capital requirements, REIT requirements and such other factors as the trustees deem relevant.

There were no share repurchases during the fourth quarter of 2004. Other information required by this item, as well as additional information regarding our share repurchase program and share compensation paid to our independent trustees, is included in note 13 to our consolidated financial statements.

Item 6.  Selected Financial Data.

The information set forth below presents our selected financial data. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(In thousands except per share amounts)
                                                           Year ended December 31,
                                           ----------------------------------------------------
OPERATIONS                                   2004        2003       2002       2001      2000
----------                                 ---------   --------   --------   --------   -------
Total revenues                             $  15,909   $ 15,051   $ 10,458   $  5,698   $ 7,910
                                           =========   ========   ========   ========   =======

Net income                                 $  11,273   $ 11,884   $  9,660   $  5,187   $ 3,318
                                           =========   ========   ========   ========   =======

Net income per share,
  basic and diluted                        $    1.35   $   1.52   $   1.61   $   1.35   $   .86
                                           =========   ========   ========   ========   =======

Distributions per share                    $    1.60   $   1.60   $   1.51   $   1.45   $  1.45
                                           =========   ========   ========   ========   =======


                                                                December 31,
                                           ----------------------------------------------------
FINANCIAL POSITION                           2004        2003       2002       2001      2000
------------------                         ---------   --------   --------   --------   -------

Total assets                               $ 349,033   $327,107   $195,063   $101,982   $70,438
                                           =========   ========   ========   ========   =======

Repurchase facilities payable              $ 157,633   $149,529   $ 87,880   $ 43,610   $12,656
                                           =========   ========   ========   ========   =======

Warehouse facility payable                 $   3,827   $ 34,935   $  8,788   $     --   $    --
                                           =========   ========   ========   ========   =======

Line of credit due to related party        $   4,600   $     --   $     --   $     --   $    --
                                           =========   ========   ========   ========   =======

Mortgages payable on real estate owned     $  56,993   $ 15,993   $     --   $     --   $    --
                                           =========   ========   ========   ========   =======

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, among other things, the following:

     o Risks of investing in uninsured and non-investment grade mortgage assets and subordinated CMBS;
     o    Competition in acquiring desirable investments;
     o Interest rate fluctuations and changes in prepayment rates which may affect the value of our assets;
     o Risks associated with investments in real estate generally and the properties which secure many of our investments;
     o General economic conditions, particularly as they affect the value of our assets and the credit status of our borrowers;
     o Dependence on our external Advisor for all services vital to our operations;
     o Conflicts which may arise among us and other entities affiliated with our Advisor which have similar investment policies to ours; and
     o Risks associated with the repurchase agreements we utilize to finance our investments and the availability of financing generally

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

Factors Affecting Comparability
-------------------------------

In 2003, several of our loans defaulted and we subsequently foreclosed upon and now own the properties. In certain instances this required us to invest additional capital to acquire senior mortgage positions and subsequently foreclose on those positions to acquire the real estate securing the loans. Additionally, the sale of some of the properties did not qualify as a sale for accounting purposes and the first mortgage debt secured by the purchaser is reflected in our financial statements.

As a result of the foreclosures, we now have a significant amount of real estate owned and mortgage loans payable on our balance sheet. This results in a reduction of certain interest income, the recognition of rental income and income from real estate owned, and the depreciation of certain of the foreclosed properties, none of which was recorded prior to the second half of 2003 (See REAL ESTATE OWNED below).

Investment Activity
-------------------

During the years ended December 31, 2004 and 2003, we made the following investments:

(In thousands)

                                       December 31, 2004           December 31, 2003
                                  --------------------------   --------------------------

                                                 Weighted                     Weighted
                                                  Average                      Average
                                    Amount     Interest Rate     Amount     Interest Rate
                                  ----------   -------------   ----------   -------------
FNMA certificates                 $   34,823        5.60%      $   39,960           5.48%
Mezzanine loans                        8,500       11.64%           3,293          16.50%
Bridge loans/notes receivable          4,517       12.96%          15,007          11.82%
Variable rate bridge loans                --           --          16,039   LIBOR + 4.09%
Taxable revenue bonds                     --           --           7,672           8.69%
Mortgage loans                            --           --           1,011          11.00%
                                  ----------                   ----------
Total                             $   47,840                   $   82,982
                                  ==========                   ==========

During 2004, the composition of our investment portfolio shifted to include a larger proportion of debt securities and a smaller proportion of other debt instruments. This change resulted from the relative availability of investment opportunities, the ability to obtain leverage on those assets to allow further investment and the timing of cash flows related to the liquidation of other assets in our portfolio.

Our declaration of trust requires that 40% of our new investments be of the type we originally invested in prior to our reorganization in 1999. Generally, we seek to maintain at least 40% of our investments in government-insured or guaranteed investments. At December 31, 2004, we owned approximately $194.6 million in GNMA and FNMA certificates, representing approximately 55.8% of our assets.

Results of Operations

COMPARISON OF YEARS ENDED DECEMBER 31, 2004 AND 2003

The following is a summary of our operations for the year ended December 31, 2004 compared to 2003:

(In thousands)
                               Year Ended December 31,
                         ----------------------------------

                          2004          2003         Change
                         -------       -------       ------
Total revenues           $15,909       $15,051          5.7%

Total expenses            10,830         5,653         91.6

Total other income         6,194         2,486        149.2
                         -------       -------       -------

Net income               $11,273       $11,884         (5.1%)
                         =======       =======       =======

For the year ended December 31, 2004, as compared to the year ended December 31, 2003, revenues and other income have increased mainly due to an increase in acquisitions and additional fundings of GNMA and FNMA certificates and revenues generated by foreclosed properties. Expenses have also increased for these periods due to an increase in expenses related to the foreclosed properties, higher interest costs, general and administrative expenses and depreciation recorded for real estate owned.

REVENUES

Changes in the components of our revenue in 2004 as compared to 2003 were as follows:

                                       % Change from
                                         Prior Year
                                     ------------------
Interest income

   Debt securities                          11.1%

   Mortgage loans                          (30.4)

   Notes receivable                        (19.6)

   Revenue bonds                           319.2

   Temporary investments                   (23.6)

Rental income                              100.0

Other revenues                               5.4
                                     ------------------


Total revenues                               5.7%
                                     ==================

At December 31, 2004 and 2003 we had the following investments:

                                       December 31, 2004           December 31, 2003
                                  --------------------------   --------------------------

                                                 Weighted                     Weighted
                                   Carrying       Average       Carrying       Average
                                    Amount     Interest Rate     Amount     Interest Rate
                                  ----------   -------------   ----------   -------------
Debt securities                   194,587           6.47%      167,260       6.80%
Mortgage loans                     21,376          11.68%       13,864      11.80%
Notes receivable                   23,111           9.43%       35,946       7.96%
Revenue bonds                       6,672           8.69%        7,586       8.69%

Interest income from debt securities increased, primarily due to the continued advances on the Ellington Plaza GNMA certificate and the purchase of eight FNMA certificates during 2004, partially offset by the repayment of the Autumn Creek GNMA certificate.

Interest income from mortgage loans decreased, primarily due to the receipt of additional interest due upon repayment of the Stonybrook II first mortgage and mezzanine loan in 2003, with no comparable items in 2004, and the reduction of interest received from certain foreclosed properties due to the reclassification of these assets to real estate owned.

Interest income from notes receivable decreased, primarily due to the default of required debt service payments from foreclosed properties (See REAL ESTATE OWNED below).

Interest income from revenue bonds relates to taxable revenue bonds purchased in October 2003 and the increase in 2004 reflects a full year of ownership as compared to two months in 2003.

Rental income was recorded for the year ended December 31, 2004 due to the reclassification of the Plaza at San Jacinto property as Real Estate Owned - Held and Used (see REAL ESTATE OWNED below).

EXPENSES

Changes in components of our expenses in 2004 as compared to 2003 were as follows:

                                        % Change from
                                          Prior Year
                                      -------------------

Interest                                     57.7%

General and administrative                   89.7

Fees to Advisor                               7.9

Property operations                         100.0

Depreciation                                100.0

Amortization and other                        9.3
                                      -------------------

Total expenses                               91.6%
                                      ===================

At December 31, 2004, excluding mortgages on real estate owned, we had total debt of approximately $166.1 million with a weighted average interest rate of 2.76% per year, including the effect of a swap agreement put into place in April 2003. At December 31, 2003, we had a comparable balance of approximately $184.5 million with a weighted average interest rate of 1.80% per year.

Interest expense increased, primarily due to the borrowings stemming from the increased investment base. This increase can also be attributed to the interest rate swap agreement, which was outstanding for all of 2004 and a steady increase in LIBOR during 2004. During 2004, LIBOR increased 1.30%.

General and administrative expenses increased, primarily due to the increase in legal fees related to foreclosed properties, the increase in accounting fees related to Sarbanes-Oxley consulting services, and the increase of certain other administrative costs.

Property operations were recorded for the year ended December 31, 2004 due to the reclassification of the Plaza at San Jacinto as Real Estate Owned - Held and Used (see REAL ESTATE OWNED below).

Depreciation expense was recorded for the year ended December 31, 2004 relating to the reclassification of foreclosed properties from Real Estate Owned-Held for Sale to Real Estate Owned-Held and Used. Depreciation was captured for the 2004 periods, as well as retroactively to the initial foreclosure dates of the properties (see REAL ESTATE OWNED below).

OTHER INCOME

Other income increased, due to the increase in net operating income recognized from the operations of foreclosed properties (see REAL ESTATE OWNED below).

REAL ESTATE OWNED

During 2003, five loans defaulted and we foreclosed upon and took ownership of the underlying properties. We reclassified our investments in these foreclosed properties as Real Estate Owned-Held for Sale on our balance sheet and recognized income from the operations of these properties. As a result of these unusual circumstances, there was a substantial decrease in interest income from these loans, as noted above.

During the time we owned the real estate, certain circumstances have occurred that warranted the reclassification of most of these assets. The following is the December 31, 2004 classification of our real estate owned portfolio:

     o    REAL ESTATE OWNED - HELD AND USED

          During 2004, we reclassified one of the unsold properties as Real Estate Owned - Held and Used because we have not sold it within the one-year time frame required by generally accepted accounting principles ("GAAP"). As a result, we recorded depreciation on the property in 2004, as well as retroactively for the full year that the property was classified as Held for Sale. We also recognize the property's rental income and operational expenses in separate line items on the income statement. During February 2005, this property was sold (see Note 17 to our consolidated financial statements).

          During 2004, we reclassified our Real Estate Owned - Subject to Sales Contract properties to Real Estate Owned - Held and Used (see below).

     o    REAL ESTATE OWNED - SUBJECT TO SALES CONTRACTS

          In the fourth quarter of 2003, we sold three of the properties and provided 100% financing to the buyer, via a bridge loan. Per the terms of that loan, we received 100% of the properties' cash flow until permanent financing was put in place in December 2004 (see below). Due to our providing 100% financing to the buyer, these transactions did not constitute a sale in accordance with GAAP and, therefore, we continued to classify the properties as Real Estate Owned - Subject to Sales Contracts on the balance sheet.

          During December 2004, UBS Real Estate Investments, Inc. provided permanent first mortgage financing in the amount of $41.0 million for these properties. We restructured the remaining balance due from the borrower of approximately $13.4 in the form of a mezzanine loan.

          This sale still does not constitute a sale in accordance with GAAP. We have reclassified these properties on our balance sheet as Real Estate Owned - Held and Used; and have recorded depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We have recognized income associated with the properties as income from real estate owned on the income statement up to the date of refinancing. We will recognize income associated with $13.4 million mezzanine loan as rental income on future income statements.

     o    REAL ESTATE OWNED - HELD FOR SALE

          One remaining property in our real estate owned portfolio, Autumn Creek, will continue to remain as Real Estate Owned - Held for Sale as we continue to market the real estate. We have changed the marketing strategy of this asset in order to reflect marketplace behavior.

There have been circumstances that arose during 2004 that have warranted us to seek foreclosure of another property to protect our investment. The Northbrooke mezzanine loan defaulted by ceasing to make required debt service payments and we are currently in the process of determining the necessary steps for foreclosure. We expect to fully recover our investment.

We have focused on increasing the occupancy level and operating income of all of the properties owned to projected stabilization levels. The weighted average occupancy rate on the stabilized properties at the time of foreclosure was 81.4% and the weighted average occupancy rate on these same properties at December 31, 2004 was 95.9%. As a result, we have experienced increasing yields on several of these foreclosed assets. While property level operations continue to improve, we are actively seeking to sell or refinance the properties with third parties so that we can redeploy the capital invested into higher yielding investments.

OTHER ITEMS

The loss on the repayment of debt securities in 2003 related to the write-off of a purchase premium upon repayment of a GNMA certificate.

COMPARISON OF YEARS ENDED DECEMBER 31, 2003 AND 2002

The following is a summary of our operations for the year ended December 31, 2003 compared to 2002:

(In thousands)

                                   Year Ended December 31,
                           -------------------------------------

                             2003          2002         Change
                           ----------    ---------    ----------
Total revenues              $15,051       $10,458        43.9%

Total expenses                5,653         3,812        48.3

Total other income            2,486         3,014       (17.5)
                           ----------    ---------    ----------

Net income                  $11,884        $9,660        23.0%
                           ==========    =========    ==========

For the year ended December 31, 2003, as compared to the year ended December 31, 2002, revenues and other income increased mainly due to increases in investment activity during 2003, as well as the reclassification of certain foreclosed assets into real estate owned. Expenses also increased for these periods due to increased borrowing activity to fund investments, as well as higher general and administrative expenses related to the foreclosure of real estate properties.

REVENUES

Changes in components of our revenues in 2003 as compared to 2002 were as follows:

                                        Year Ended
                                       December 31 %
                                        Change from
                                        Prior Year
                                     ------------------
Interest income

  Debt securities                          51.9%

  Mortgage loans                           26.7

  Notes receivable                         39.5

  Revenue bonds                           100.0

  Temporary investments                    10.0

Other revenues                             (0.6)
                                     ------------------

Total revenues                             43.9%
                                     ==================

Interest income from debt securities increased, primarily due to the purchase of three additional GNMA certificates in the latter part of 2002, and the purchase of fifteen FNMA certificates during 2003.

Interest income from mortgage loans increased, primarily due to the additional interest and prepayment penalties received, as well as the recognition of deferred loan origination fees from the repayment of the Stonybrook II first mortgage and mezzanine loans in 2003.

Interest income from notes receivable increased, due to the initial funding of ten notes receivable during 2003, partially offset by the default of required debt service payments from the Concord at Gessner, Concord at Little York, and Concord at Gulfgate notes (See REAL ESTATE OWNED above).

Interest income from revenue bonds, arose from our first purchase of taxable revenue bonds in October 2003.

Rental income increased, primarily due to the net operating income from the operations of foreclosed properties, while we recorded no such income in 2002.

EXPENSES

Changes in components of our expenses in 2003 as compared to 2002 were as follows:

                                        Year Ended
                                       December 31 %
                                        Change from
                                        Prior Year
                                     ------------------
Interest                                   107.5%

General and administrative                  33.9

Fees to Advisor                             19.2

Amortization and other                      (0.8)
                                     ------------------

Total expenses                              48.3%
                                     ==================

Interest expense increased, due to the increased borrowings on our warehouse facility and additional borrowings under the repurchase facility, which were used to fund investments, as well as the addition of an interest rate swap agreement put into place in March 2003 to mitigate the impact of interest rate fluctuations on our cash flows and earnings. The weighted average interest rate on borrowings was 1.80% in 2003, compared to 2.10% in 2002. The rate decrease was primarily due to a steady decrease in LIBOR during 2002 and 2003.

General and administrative increased primarily due to increased legal fees on foreclosed properties and an increase in excise taxes due to the annual distribution obligation falling below the minimum threshold.

Fees to Advisor increased, primarily due to an increase in asset management fees due to a higher asset base and an increase in overhead reimbursements. These increases were partially offset by decreased incentive management fees as none were earned by the Advisor in 2003.

OTHER ITEMS

A loss on the repayment of debt securities in the amount of approximately $391,000, relating to the write-off of a purchase premium upon repayment of one GNMA certificate and a gain of approximately $18,000 for the sale of a vacant lot at Concord at Gessner, were recorded for the year ended December 31, 2003. During 2002, the Company had a gain of approximately $614,000, resulting from the sale of one GNMA certificate.

Funds from Operations
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains (or losses) from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures, and to fund other cash needs.

For the years ended December 31, 2003 and 2002, FFO was equal to net income, as we did not record depreciation expense on any of our assets.

The following table reconciles net income to FFO for the year ended December 31, 2004:

(In thousands)
                                                               Year Ended
                                                           December 31, 2004
                                                           -----------------
   Net income                                                  $  11,273

   Add back: depreciation of real property                         2,143
                                                               ---------

   FFO                                                         $  13,416
                                                               =========

   Cash flows from:
   Operating activities                                        $  13,986
                                                               =========
   Investing activities                                        $ (22,546)
                                                               =========
   Financing activities                                        $   9,206
                                                               =========

   Weighted average shares outstanding:
   Basic                                                           8,336
                                                               =========
   Diluted                                                         8,343
                                                               =========

Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our REIT status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code, as amended, we must, among other things, distribute at least 90% of our taxable income. We believe that we are in compliance with the REIT-related provisions of the Code.

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At December 31, 2004, we had approximately $38.3 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our declaration of trust.

In August 2005, our warehouse facility will mature. We are seeking to replace this facility with a similar one with similar terms and are currently in negotiations with financial institutions to develop such a facility.

From time to time, we may also issue common shares or other equity to fund investing activity. In April 2003, we completed a public offering of 1,955,000 common shares for net proceeds of approximately $27.5 million, which were used to fund investments.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC in 2002. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

SUMMARY OF CASH FLOWS

During the year ended December 31, 2004, as compared to the year ended December 31, 2003, the net change in cash and cash equivalents increased by approximately $9.0 million. Operating cash flows improved by $2.2 million primarily due to higher cash earnings and favorable variances in timing of receivables collected. A decrease in net cash used in investing activities (approximately $101.1 million) and a corresponding decrease in net cash provided by financing activities (approximately $94.3 million) were due to a higher level of investing activity in debt securities, mortgage loans, and mezzanine and bridge loans during the 2003 period. The lower level of investing in 2004 corresponded to the decrease in net borrowings.

During the year ended December 31, 2003, as compared to the year ended December 31, 2002, the net change in cash and cash equivalents decreased approximately $17.8 million. Operating cash flows improved by approximately $2.8 million primarily due to higher earnings. An increase in net cash used in investing activities (approximately $49.3 million) and an increase in net cash provided by financing activities (approximately $28.7 million) were due to an increase in proceeds received from repurchase and warehouse facilities used for purchases of mortgage loans and debt securities.

OTHER

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of approximately $13.3 million and approximately $12.6 million for the years ended December 31, 2004 and 2003, respectively, approximately $2.1 million ($.25 per share or 15.48%) represented a return of capital for the year ended December 31, 2004 and approximately $667,000 ($.08 per share or 5.31%) represented a return of capital for the year ended December 31, 2003, determined in accordance with GAAP. As of December 31, 2004, the aggregate amount of the distributions made since our initial public offering representing a return of capital, in accordance with GAAP, totaled approximately $17.2 million. The portion of the distributions which constituted a return of capital was more significant in our initial years in order to permit us to maintain level distributions to shareholders while we were in the process of investing the proceeds from our initial public offering.

Application of Critical Accounting Policies
-------------------------------------------

Our consolidated financial statements are based on the selection and application of GAAP, which requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. These estimates and assumptions sometimes involve future events which cannot be determined with absolute certainty. Therefore, our determination of estimates requires that we exercise our judgment. While we have used our best estimates based on the facts and circumstances available to us at the time, different results may actually occur and any such differences could be material to our financial statements.

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical   accounting   policies  used  in  the
preparation of our financial statement:

     o    valuation of investments in debt securities;
     o    assessment of impairment of mortgage loans and notes;
     o    classification of mezzanine loan investments; and
     o    classification and valuation of real estate owned.

VALUATION OF INVESTMENTS IN DEBT SECURITIES

SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES, provides guidance on determining the valuation of investments owned. The initial classification of our investments in the "available for sale" category rather than as "held to maturity" is due to our intent to sell these securities if the terms of a particular offer are deemed favorable to us. We have sold these securities in the past and from time to time, we may look to sell these securities in the future if it is opportunistic for us to do so. Because of this classification, we must carry our investments at estimated fair value. GNMA and FNMA DUS Certificates are relatively liquid investments. We use third-party quoted market prices as our primary source of valuation information.

ASSESSMENT OF IMPAIRMENT OF MORTGAGE LOANS AND NOTES

SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, establishes standards regarding impairment issues related to our mortgage loans and notes receivable. Our portfolio of mortgage loans and notes is periodically evaluated for impairment to establish appropriate loan loss reserves, if necessary. Our Advisor has a credit review committee which meets monthly and reviews the status of each loan and note and maintains a "watch list" of loans (including loans for which we have issued guarantees) for which the underlying property may be experiencing construction cost overruns, delays in construction completion, occupancy shortfalls, lower than expected debt service coverage ratios, or other matters which might cause the borrower to be unable to make scheduled interest and principal payments. If a loan is experiencing difficulties, members of this credit committee work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in the judgment of our management, it is determined that it is probable that we will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established. As of December 31, 2004, our management had determined that no loan required a loss reserve.

CLASSIFICATION OF MEZZANINE LOAN INVESTMENTS

Our mezzanine loan investments bear interest at fixed or variable rates, and some also include provisions that allow us to participate in a percentage of the underlying property's cash flows from operations and proceeds from a sale or refinancing. At the inception of each such investment, our management must determine whether such investment should be accounted for as a loan, joint venture or as real estate, using the guidance contained in the Third Notice to Practitioners issued by the AICPA. Although the accounting methodology does not affect our cash flows from these investments, this determination affects the balance sheet classification of the investments as well as the classification, timing and amounts of reported earnings.

Accounting for the investment as real estate is required if we expect that the amount of profit, regardless of its nature, is over 50 percent of the property's total expected residual profit. If a mezzanine investment were accounted for as an investment in real estate, our balance sheet would show the underlying property and its related senior debt (if such debt were not also held by us), and the income statement would include the property's rental revenues, operating expenses and depreciation.

If we expect to receive less than 50 percent of the property's  residual profit,
then  loan  or  joint  venture   accounting  is  applied.   Loan  accounting  is
appropriate:

     o    if the borrower has a substantial equity investment in the property;
     o    if we have recourse to substantial assets of the borrower;
     o if the property is generating sufficient cash flow to service normal loan amortization; or
     o    if certain other conditions are met.

Under loan accounting, we recognize interest income as earned and additional interest from participations as received. Joint venture accounting would require that we only record our share of the net income from the underlying property.

Our management must exercise judgment in making the required accounting determinations. For each mezzanine arrangement, we project total cash flows over the loan's term and our share in those cash flows, and consider the borrower's equity, the contractual cap, if any, on total yield to us over the term of the loan, market yields on comparable loans, borrower guarantees, and other factors in making an assessment of the proper accounting. To date, we have determined that all mezzanine investments should be accounted for as loans.

CLASSIFICATION AND VALUATION OF REAL ESTATE OWNED

The accounting for the foreclosure, ownership and subsequent sale of real estate is governed by:

     o SFAS No. 15, ACCOUNTING BY DEBTORS AND CREDITORS FOR TROUBLED DEBT RESTRUCTURINGS;

     o    SFAS No.  144,  ACCOUNTING  FOR THE  SALE OR  DISPOSAL  OF  LONG-LIVED
          ASSETS; and
     o    SFAS No. 66, ACCOUNTING FOR SALES OF REAL ESTATE.

During 2003, we exercised our rights under subordinated promissory notes and other documents to take possession of certain real estate collateral. We have also purchased the first mortgage loans on all of the respective properties, except for Autumn Creek, and acquired the real estate at foreclosure auctions. Three of the properties were subsequently sold, although the transaction did not meet the sale criteria of SFAS No. 66, despite the fact that the purchaser later secured permanent first-mortgage financing.

When a loan is in the process of foreclosure, it is our policy to initially reclassify the balance of the loan into Real Estate Owned-Held for Sale at the lower of fair value of the real estate, less estimated disposal costs or the carrying amount of the loan, and to cease accrual of interest. We obtain independent appraisals of all foreclosed real estate to assist management in evaluating property values. To date, no losses have been recorded upon foreclosure.

It is our intent to sell foreclosed properties within a short time period. Due to the Held for Sale classification, we do not initially depreciate the properties. If we do not sell a property or do not meet sale criteria within the permissible timeframe for Held for Sale classification, we reclassify the property into Real Estate Owned-Held and Used or Subject to Sales Contract categories and account for it as an operating asset. Depreciation is recorded for the asset including a retroactive adjustment for the full period that the property was classified as Real Estate Owned-Held for Sale. Income from property operations is recorded provided realization and collectibility of the amounts are considered likely. Likewise, interest income on notes receivable for properties sold that do not meet the criteria for sale recognition is recorded to the extent that collectibility is considered likely.

This accounting for real estate owned requires substantial judgment as to the fair value of the assets, the likelihood of collecting income and our ability to sell the properties. As of December 31, 2004, we believe that the amounts reported are fairly stated and realizable.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of December 31, 2004, for guarantees we have entered into:

(In thousands)                          Maximum         Carrying
                                        Exposure         Amount
---------------------------------    -------------    ------------
Stabilization loan guarantees (1)       $12,270       $        --
FNMA loan program (2)                     3,221                --
                                        -------       -----------

                                        $15,491       $        --
                                        =======       ===========

(1) These guarantees provide credit enhancement to developers during construction and lease-up of new properties for a fee. We issued these guarantees as a means to address an undeserved market for credit and to establish and maintain relationships with developers. We believe there is little risk associated with the guarantees and expect no liquidity requirements in the near term.

(2) These indemnification agreements relate to a program we initiated and have since discontinued. We believe the risk of any cost associated with the indemnity agreement is minimal.

The maximum exposure amount is not indicative of any expected losses under the guarantees. For full description of these guarantees, see Note 16 to the consolidated financial statements.

Contractual Obligations
-----------------------

In conducting business, we enter into various contractual obligations. Detail of these obligations, including expected settlement periods, is contained below.

                                                                  Payments Due by Period
                                                                      (In thousands)
                                                        Less than                                      More than
                                           Total          1 Year       1 - 3 Years     3 - 5 Years      5 Years
                                         ----------     -----------    -----------    ------------    ------------
Debt:
 Lines of credit:
  Repurchase facilities                   $157,633       $157,633       $    --        $     --        $     --
  Warehouse facility                         3,827          3,827            --              --              --
  Revolving facility                         4,600          4,600            --              --              --
  Mortgage loan on real estate
  owned (1)                                 15,993         15,993            --              --              --
  Mortgage loan on real estate
  owned (2)                                 41,000            469         1,671           1,984          36,876
Funding Commitments:
  Funding commitment for
   mezzanine/preferred stock (3)            74,500         74,500            --              --              --
  Standby and forward bridge loan
   commitments                               2,104          2,104            --              --              --
  Standby and forward mezzanine
   loan commitments                            379             --           379              --              --
  Forward GNMA commitments                   2,279          2,279            --              --              --
                                         ----------     -----------    -----------    ------------    ------------
Total                                     $302,315       $261,405       $ 2,050        $   1,984       $  36,876
                                         ==========     ===========    ===========    ============    ============

(1) Represents a non-recourse mortgage loan on Real Estate Owned-Held for Sale (Autumn Creek). We purchased the mortgage at an auction in February 2005. (See Notes 7 and 17).

(2) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Properties) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The debt is non-recourse with respect to AMAC, the debt service is paid from the cash flows of the properties and we will not be required to satisfy the obligation. (See Note 7).

(3)  Funding of this commitment has a remote likelihood of occurrence.

Recently Issued Accounting Standards
------------------------------------

In December 2004, the Financial Accounting Standards Board issued SFAS No. 123(R), SHARE-BASED PAYMENT. As we already follow the fair value provisions set forth in SFAS No. 123, this statement is expected to have an immaterial impact on our financial statements.

There are no other new pending accounting pronouncements which we are required to adopt that would have a significant impact on our consolidated financial statements.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risk to which our investments are exposed to is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

INTEREST RATE RISK

Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates.

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of these assets with borrowings which have variable interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase and warehouse agreements bear interest at rates that fluctuate with LIBOR.

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. During March 2003, upon our management's analysis of the interest rate environment and the costs and risks of such strategies, we entered into an interest rate swap in order to hedge against increases in the floating interest rate on our repurchase facilities. The swap is a five-year agreement with Bank of America whereby we pay Bank of America a fixed 3.48% on a notional amount of $30.0 million. In return, Fleet pays us a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. A possible risk of such swap agreements is the possible inability of Bank of America to meet the terms of the contracts with us; however, there is no current indication of such an inability.

Based on the $136.1 million unhedged portion of $166.1 million of borrowings outstanding at December 31, 2004, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $1.4 million. However, since the interest income from some of our loans is also based on LIBOR, a 1% increase in LIBOR would increase our annual net income and cash flows from such loans by approximately $157,000. Because the value of our debt securities fluctuate with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

Item 8. Financial Statements and Supplementary Data.
                                                                        Page
                                                                      ---------
(a) 1.  Financial Statements

        Report of Independent Registered Public Accounting Firm          32

        Consent of Independent Registered Public Accounting Firm         33

        Management's Report on the Effectiveness of Internal
          Control over Financial Reporting                               34

        Report of Independent Registered Public Accounting Firm          35

        Consolidated Balance Sheets as of December 31, 2004 and 2003     37

        Consolidated Statements of Income for the years ended
          December 31, 2004, 2003 and 2002                               38

        Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 2004, 2003 and 2002                   39

        Consolidated Statements of Cash Flows for the years ended
          December 31, 2004, 2003 and 2002                               40

        Notes to Consolidated Financial Statements                       42

(a) 2.  Financial Statement Schedules
        -----------------------------

        All  schedules  have been  omitted  because  they are not  required  or
        because  the  required   information  is  contained  in  the  financial
        statements or notes thereto.

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 16, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP
New York, New York
March 16, 2005

            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 33-87440 of American Mortgage Acceptance Company on Form S-3 and in Registration Statement No. 33-118572 of American Mortgage Acceptance Company on Form S-8 of our report dated March 16, 2005 relating to the consolidated financial statements of American Mortgage Acceptance Company and management's report on the effectiveness of internal control over financial reporting appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2004.


/s/ DELOITTE & TOUCHE LLP

New York, New York
March 16, 2005

                   MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF
                    INTERNAL CONTROL OVER FINANCIAL REPORTING


The management of American Mortgage Acceptance Company is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

American Mortgage Acceptance Company management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2004. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based upon our assessment we believe that, as of December 31, 2004, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche, LLP, our independent auditors, have issued an audit report on our assessment of the Company's internal control over financial reporting, which appears on page 35.


/s/ Stuart J. Boesky                                    /s/ Alan P. Hirmes
--------------------                                    ------------------
Stuart J. Boesky                                        Alan P. Hirmes
Chief Executive Officer                                 Chief Financial Officer

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited management's assessment, included in the accompanying "Management's Report on Internal Controls over Financial Reporting", that American Mortgage Acceptance Company together with its consolidated subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of trustees, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet as of December 31, 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the year ended December 31, 2004 of the Company and our report dated March 16, 2005 expressed an unqualified opinion on those financial statements.


/s/ DELOITTE & TOUCHE LLP
New York, New York
March 16, 2005

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                          December 31,
                                                                     ----------------------
                                                                        2004        2003
                                                                     ---------    ---------
Investments in debt securities                                       $ 194,587    $ 167,260
Investments in mortgage loans, net                                      21,376       13,864
Notes receivable, net                                                   23,111       35,946
Investments in revenue bonds                                             6,672        7,586
Investment in ARCap                                                     20,240       20,240
Real Estate Owned - Held and Used, net                                  60,211           --
Real Estate Owned - Subject to Sales Contracts, net                         --       51,616
Real Estate Owned - Held for Sale                                       17,924       25,802
Cash and cash equivalents                                                2,674        2,028
Other assets                                                             2,238        2,765
                                                                     ---------    ---------

Total assets                                                         $ 349,033    $ 327,107
                                                                     =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                      $ 157,633    $ 149,529
  Warehouse facility payable                                             3,827       34,935
  Line of credit - due to related party                                  4,600           --
  Mortgages payable on real estate owned                                56,993       15,993
  Accounts payable and accrued expenses                                  1,344        1,830
  Due to Advisor and affiliates                                            770          590
  Distributions payable                                                  3,334        3,335
                                                                     ---------    ---------

Total liabilities                                                      228,501      206,212
                                                                     ---------    ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000
   shares authorized; 8,716
   issued and 8,337 outstanding in 2004 and 8,713 issued and 8,338
   outstanding in 2003                                                     871          871
  Treasury shares of beneficial interest at par; 379
    shares in 2004 and 375 shares in 2003                                  (38)         (38)
  Additional paid-in capital                                           126,800      126,779
  Share based compensation                                                 (16)         (29)
  Distributions in excess of net income                                (17,202)     (15,138)
  Accumulated other comprehensive income                                10,117        8,450
                                                                     ---------    ---------

Total shareholders' equity                                             120,532      120,895
                                                                     ---------    ---------

Total liabilities and shareholders' equity                           $ 349,033    $ 327,107
                                                                     =========    =========



          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)



                                                    Years Ended December 31,
                                              -----------------------------------
                                                2004         2003          2002
                                              --------     --------      --------
Revenues:
  Interest income:
   Debt securities                            $  9,734     $  8,765      $  5,769
   Mortgage loans                                1,808        2,597         2,050
   Notes receivable                              2,546        3,166         2,270
   Revenue bonds                                   633          151          --
   Temporary investments                            42           55            50
  Rental income                                    812         --            --
  Other revenues                                   334          317           319
                                              --------     --------      --------
   Total revenues                               15,909       15,051        10,458
                                              --------     --------      --------

Expenses:
  Interest                                       4,017        2,548         1,228
  General and administrative                     1,740          917           685
  Fees to Advisor                                1,956        1,812         1,520
  Property operations                              563         --            --
  Depreciation                                   2,143         --            --
  Amortization and other                           411          376           379
                                              --------     --------      --------
   Total expenses                               10,830        5,653         3,812
                                              --------     --------      --------

Other income:
  Equity in earnings of ARCap                    2,400        2,400         2,400
  Income from real estate owned                  3,794          459          --
  Net (loss) gain on sale or repayment of
   debt securities and land parcel                --           (373)          614
                                              --------     --------      --------
  Total other income                             6,194        2,486         3,014
                                              --------     --------      --------

  Net income                                  $ 11,273     $ 11,884      $  9,660
                                              ========     ========      ========

  Net income per share
   (basic and diluted)                        $   1.35     $   1.52      $   1.61
                                              ========     ========      ========

  Dividends per share                         $   1.60     $   1.60      $   1.51
                                              ========     ========      ========

  Weighted average shares outstanding
   Basic                                         8,336        7,803         6,018
                                              ========     ========      ========
   Diluted                                       8,343        7,815         6,018
                                              ========     ========      ========


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
                                 (In thousands)


                                                                                                 Treasury Shares of
                                                           Shares of Beneficial Interest         Beneficial Interest
                                                           -----------------------------    ----------------------------
                                                              Shares          Amount           Shares          Amount
                                                           ------------    -------------    ------------    ------------
Balance at January 1, 2002                                    4,214          $    421           (375)         $    (38)

Comprehensive income:
Net income
Other comprehensive income:
  Unrealized holding gain on investments
  Less: reclassification adjustment for gain included in net income


Total other comprehensive income

Comprehensive income

Issued common shares                                          2,525               253
Distributions
                                                           -------------------------------------------------------------

Balance at December 31, 2002                                  6,739               674           (375)              (38)

Comprehensive income:
Net income
Other comprehensive income:
  Net unrealized loss on interest rate derivatives
  Unrealized holding loss on investments
  Plus: reclassification adjustment for loss included in net income


Total other comprehensive loss


Comprehensive income


Issuance of share options
Amortization of share option costs
Common shares issued                                          1,974               197
Distributions
                                                           -------------------------------------------------------------

Balance at December 31, 2003                                  8,713               871           (375)              (38)

Comprehensive income:
Net income
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding gain on investments

Total other comprehensive income

Comprehensive income


Issuance of share options
Amortization of share option costs
Common shares issued to trustees                                  3
Purchase of treasury shares                                                                       (4)

Distributions
                                                           -------------------------------------------------------------

Balance at December 31, 2004                                  8,716          $    871           (379)         $    (38)
                                                           =============================================================





                                                             Additional                                Distributions
                                                              Paid-in           Shared Based             in Excess
                                                              Capital           Compensation           of Net Income
                                                           --------------      ---------------       -----------------
Balance at January 1, 2002                                   $ 68,841                                    $(14,505)

Comprehensive income:
Net income                                                                                                  9,660
Other comprehensive income:
  Unrealized holding gain on investments
  Less: reclassification adjustment for gain included
   in net income


Total other comprehensive income

Comprehensive income

Issued common shares                                           30,629
Distributions                                                                                              (9,626)
                                                           -----------------------------------------------------------

Balance at December 31, 2002                                   99,470                                     (14,471)

Comprehensive income:
Net income                                                                                                 11,884
Other comprehensive income:
  Net unrealized loss on interest rate derivatives
  Unrealized holding loss on investments
  Plus: reclassification adjustment for loss included in
   net income


Total other comprehensive loss


Comprehensive income


Issuance of share options                                          51              $  (51)
Amortization of share option costs                                                     22
Common shares issued                                           27,258
Distributions                                                                                             (12,551)
                                                           -----------------------------------------------------------

Balance at December 31, 2003                                  126,779                 (29)                (15,138)

Comprehensive income:
Net income                                                                                                 11,273
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding gain on investments

Total other comprehensive income

Comprehensive income


Issuance of share options                                          34                 (34)
Amortization of share option costs                                                     47
Common shares issued to trustees                                   40
Purchase of treasury shares                                       (53)

Distributions                                                                                             (13,337)
                                                           -----------------------------------------------------------

Balance at December 31, 2004                                 $126,800              $  (16)               $(17,202)
                                                           ===========================================================





                                                                              Accumulated Other
                                                            Comprehensive       Comprehensive
                                                               Income              Income              Total
                                                           ---------------    -----------------     -----------
Balance at January 1, 2002                                                        $    560            $ 55,279

Comprehensive income:
Net income                                                    $  9,660                                   9,660
Other comprehensive income:
  Unrealized holding gain on investments                         8,757
  Less: reclassification adjustment for gain included
   in net income                                                  (614)
                                                              --------

Total other comprehensive income                                 8,143               8,143               8,143

Comprehensive income                                          $ 17,803
                                                              ========
Issued common shares                                                                                    30,882
Distributions                                                                                           (9,626)
                                                                              ---------------------------------

Balance at December 31, 2002                                                         8,703              94,338

Comprehensive income:
Net income                                                    $ 11,884                                  11,884
Other comprehensive income:
  Net unrealized loss on interest rate derivatives                (278)
  Unrealized holding loss on investments                          (348)
  Plus: reclassification adjustment for loss included in
   net income                                                      373
                                                              --------

Total other comprehensive loss                                    (253)               (253)               (253)
                                                              --------

Comprehensive income                                          $ 11,631
                                                              ========

Issuance of share options
Amortization of share option costs                                                                          22
Common shares issued                                                                                    27,455
Distributions                                                                                          (12,551)
                                                           ----------------------------------------------------

Balance at December 31, 2003                                                         8,450             120,895

Comprehensive income:
Net income                                                    $ 11,273                                  11,273
Other comprehensive income:
  Net unrealized gain on interest rate derivatives                 407
  Unrealized holding gain on investments                         1,260
                                                              --------
Total other comprehensive income                                 1,667               1,667               1,667
                                                              --------
Comprehensive income                                          $ 12,940
                                                              ========

Issuance of share options
Amortization of share option costs                                                                          47
Common shares issued to trustees                                                                            40
Purchase of treasury shares                                                                                (53)

Distributions                                                                                          (13,337)
                                                           ----------------------------------------------------

Balance at December 31, 2004                                                      $ 10,117            $120,532
                                                                              =================================



          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                        Years Ended December 31,
                                                  -----------------------------------
                                                    2004         2003         2002
                                                  ---------    ---------    ---------
Cash flows from operating activities:
  Net income                                      $  11,273    $  11,884    $   9,660

  Adjustments to reconcile net income to net
   cash provided by operating activities:
   Depreciation expense                               2,143           --           --
   Net loss (gain) on sale of assets or repay-
    ment of debt securities and land parcel              --          373         (614)
   Equity in earnings of ARCap, in excess of
    distributions received                               --           --            6
   Amortization - deferred financing costs              266          170            6
   Amortization - deferred compensation costs            47           22           --
   Amortization - loan premium and
    origination costs and fees                         (205)        (518)         (89)
   Accretion of discounts and premiums on
    debt securities                                     112          157           23
   Other non-cash expense                                40           --           --
   Changes in operating assets and liabilities:
    Accrued interest receivable                         273         (936)        (599)
    Other assets                                         64            8          743
    Due to Advisor and affiliates                       179         (100)         359
    Accounts payable and accrued expenses               225           91         (586)
    Accrued interest payable                           (431)         639           39
                                                  ---------    ---------    ---------
  Net cash provided by operating activities          13,986       11,790        8,948
                                                  ---------    ---------    ---------

Cash flows from investing activities:
  Net proceeds from sale of land                         --           37           --
  Funding and purchase of mortgage loans             (8,802)     (50,680)      (4,665)
  Repayment of mortgage loans                         1,306        9,463           --
  Funding and purchase of notes receivable           (8,308)     (23,906)     (22,307)
  Repayment of notes receivable                      21,286        5,746        7,683
  Mortgage loan origination fees (net of
   acquisition expenses)                                 46          187          169
  Principal repayments of debt securities            17,787        8,539          526
  Investment in debt securities                     (43,943)     (62,290)     (55,768)
  Additions to real estate owned                     (2,809)      (3,166)          --
  Purchase of revenue bonds                              --       (7,586)          --
  Principal repayment of revenue bonds                  891           --           --
                                                  ---------    ---------    ---------
  Net cash used in investing activities             (22,546)    (123,656)     (74,362)
                                                  ---------    ---------    ---------
                                                                        (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (continued)



                                                         Years Ended December 31,
                                                   -----------------------------------
                                                      2004         2003         2002
                                                   ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from refinancing of Real Estate Owned      41,000           --           --
  Proceeds from repurchase facilities                 27,613      115,818      100,750
  Repayments of repurchase facilities                (19,509)     (54,169)     (56,480)
  Proceeds from warehouse facility                     1,245       26,147        8,788
  Repayments of warehouse facility                   (32,353)          --           --
  Proceeds from line of credit - due to
   related party                                      15,361           --           --
  Repayments of line of credit - due to
   related party                                     (10,761)          --           --
  Deferred financing costs                                --           --         (669)
  Distributions paid to shareholders                 (13,337)     (11,761)      (8,471)
  Treasury stock purchases                               (53)          --           --
  Issuance of common shares                               --       27,455       30,882
                                                   ---------    ---------    ---------

  Net cash provided by financing activities            9,206      103,490       74,800
                                                   ---------    ---------    ---------

Net increase (decrease) in cash and cash
  equivalents                                            646       (8,376)       9,386

Cash and cash equivalents at the beginning
  of the year                                          2,028       10,404        1,018
                                                   ---------    ---------    ---------

Cash and cash equivalents at the end of
  the year                                         $   2,674    $   2,028    $  10,404
                                                   =========    =========    =========

Supplemental information:

  Interest paid                                    $   3,822    $   2,546    $   1,163
                                                   =========    =========    =========

Non-cash investing and financing activities:

  Conversion of mortgage loans, notes
   receivable, and assumption of debt on real
   estate owned                                    $      --    $  72,748    $      --
                                                   =========    =========    =========



          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - Summary of Significant Accounting Policies

a)   Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC," "we", "us", "our", and "our Company". We are externally managed by Related AMI Associates, Inc., which acts as our Advisor. We operate in one business segment.

Effective October 2003, we dissolved one subsidiary due to the assignment of certain obligations under the Fannie Mae loan program to CharterMac Mortgage Capital Corp. ("CMC") (see Note 16). We had formed the subsidiary to manage this program.

Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts from prior years have been reclassified to conform to the 2004 presentation.

b)   Revenue Recognition

We derive our revenues from a variety of sources as follows:

     o INTEREST INCOME ON DEBT SECURITIES - We recognize interest on GNMA and FNMA certificates on the accrual basis as it becomes due. Interest income also includes the amortization or accretion of premiums and discounts arising at the purchase date, using the effective yield method.

     o INTEREST INCOME FROM MORTGAGE LOANS AND NOTES RECEIVABLE - We recognize interest on mortgage loans and notes receivable on the accrual basis as it becomes due. We amortize deferred loan origination costs and fees over the life of the applicable loan as an adjustment to interest income, using the interest method. Certain mortgage loans contain provisions that allow us to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. This income is recognized on the accrual basis as it becomes due.

     o INTEREST INCOME ON REVENUE BONDS - Interest income from revenue bonds is recognized on the accrual basis as it becomes due.

     o    INTEREST  INCOME ON  TEMPORARY  INVESTMENTS  -  Interest  income  from
          temporary   investments,   such  as  cash  in  banks  and   short-term
          instruments, is recognized on the accrual basis as it becomes due.

     o RENTAL INCOME - Rental income is recognized on properties classified as held and used. Income or loss from the operations of real estate owned is accrued monthly.

     o INCOME FROM REAL ESTATE OWNED - Income or loss from the operations of real estate owned is accrued monthly and included, net, in income from real estate owned, for properties that are not recorded as held and used (See Note 7).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     o    OTHER REVENUES

     o STANDBY LOAN COMMITMENT FEES - We receive fees for issuing standby loan commitments. If we do not expect to fund the commitment, we recognize the fee ratably over the commitment period. If we determine that it is possible or probable that a commitment will be exercised, we defer the fee and, if the commitment is exercised, amortize it over the life of the loan as an adjustment to interest income; if the commitment expires unexercised, we recognize it upon expiration.

     o STABILIZATION GUARANTEE AND LOAN ADMINISTRATION FEES - We receive fees from borrowers for guaranteeing construction loans made by third-party lenders for the period between construction completion and funding of the permanent loan. We receive these fees in advance and amortize them over the guarantee periods. We also receive loan administration fees on these guaranteed loans, on a monthly basis during the guarantee period. We recognize these fees when due.

     o FNMA LOAN GUARANTEE FEES - We receive monthly loss sharing/guarantee fees related to the FNMA loan program (see Note 16) and recognize them when due.

c)   Investments in Debt and Debt Securities

We account for our investments in debt securities pursuant to SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115"). For investments classified as available for sale, we record changes in fair value in other comprehensive income unless we consider an investment impaired, or a decline in fair value to be other than temporary (see IMPAIRMENT below).

     1.   Debt Securities

          We classify our investments in GNMA and FNMA certificates as available for sale debt securities and use third-party quoted market prices as our primary source of valuation.

     2.   Mortgage Loans and Notes Receivable

          We classify these investments as held to maturity and, accordingly, carry them at cost, including unamortized loan origination costs and fees.

     3.   Revenue Bonds

          We classify our investments in revenue bonds as available for sale debt securities. Because revenue bonds have a limited market, we estimate fair value for each bond as the present value of its expected cash flows using a discount rate for comparable investments.

     4.   Impairment

          For investments in mortgage loans and notes receivable, we follow the provisions of Statement of Financial Accounting Standards No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS No. 114"). Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on:

          (i) the present value of expected future cash flows discounted at the loans' effective interest rate;

          (ii) the loan's observable market price; or

          (iii)the   fair   value   of   the   collateral   if   the   loan   is
               collateral-dependent.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


          Our portfolio of mortgage loans and notes is periodically evaluated for possible impairment to establish appropriate loan loss reserves, if necessary. If, in our judgment, we determine that it is probable that we will not receive all contractually required payments when they are due, we deem the loan or note impaired and establish a loan loss reserve.


          For any investments classified as available for sale, a decline in market value below cost that we deem other than temporary is charged to earnings. If, in the judgment of our Advisor, it is determined probable that we will not receive all contractual payments required when due, the bond is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.


     5.   Gain or Loss on Sale

          Realized gains and losses on securities are included in earnings and are recorded on the trade date and calculated as the difference between the amount of cash received and the carrying cost of the specific investment, including any unamortized discounts, premiums, origination costs and fees.

d)   Investment in ARCap

We account for our preferred equity investment in ARCap Investors, LLC ("ARCap") using the equity method pursuant to Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK ("APB No. 18") as interpreted by AICPA Statement of Position 78-9, ACCOUNTING FOR INVESTMENTS IN REAL ESTATE VENTURES, EITF Issue D-46, ACCOUNTING FOR LIMITED PARTNERSHIP INVESTMENTS and EITF 03-16, ACCOUNTING FOR INVESTMENTS IN LIMITED LIABILITY COMPANIES.

Our equity in the earnings of ARCap is accrued at the preferred dividend rate of 12%, which equals the income allocated to us under ARCap's operating agreement, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

e)   Real Estate Owned

Real estate owned consists of properties of which we took possession by exercising our rights under subordinated promissory notes and other documents. In some cases, we also purchased the first mortgage loans on the properties before foreclosing on the real estate collateral. We recorded these properties at the lower of fair value of the real estate, less estimated disposal costs, or the carrying amount of the foreclosed loan. The determination of fair value of the real estate is based on independent appraisals. These properties fall into three classifications:

     o    Held for Sale - properties for which we are actively seeking a buyer
     o Held and Used - properties for which we are actively seeking a buyer, but have held for longer than one year.
     o Subject to Sales Contracts - properties for which the buyer has not contributed sufficient equity to qualify for sale treatment pursuant to Statement of Financial Accounting Standards No. 66, ACCOUNTING FOR SALES OF REAL ESTATE ("SFAS No. 66").

When the foreclosure process is complete and we own the property, it is classified as Held for Sale and the net income or loss from operations of the property is included in other income. As it is our intent to sell those properties in the near term, we do not initially depreciate the assets. We apply the same accounting for properties classified as Subject to Sales Contracts. For properties later classified as Held and Used and for properties Subject To Sales Contracts, if full sale recognition is not achieved within one year, we record depreciation on the asset, including an initial retroactive adjustment for the entire period we owned the property. On the properties classified as Held and Used, we record operating revenues and expenses separately.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Our portfolio of real estate owned is periodically evaluated for possible impairment. If, in our judgment, we determine that the property's fair value is below its carrying value, we will deem the property impaired and it will be written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

f)   Cash and Cash Equivalents

Cash and cash equivalents include cash in banks and temporary investments in short-term instruments with original maturity dates equal to or less than three months.

g)   Loan Origination Costs and Fees

Acquisition fees and other direct expenses incurred for activities performed to originate mortgage loans are capitalized and are included in Investment in Mortgage Loans, net of any fees received from borrowers for loan originations. They are amortized on a straight-line basis over the period of the loans.

h)   Repurchase Facilities

We finance our investments in debt securities using repurchase facilities, under which we sell the certificates to three counterparties under an agreement requiring us to repurchase them for a fixed price on a fixed date, generally 30 days from the sale date. We account for these transactions as collateralized borrowings; accordingly, the securities remain on our balance sheet with the proceeds from the sales recorded as debt. The difference between the sale proceeds and the fixed repurchase price is recorded as interest expense ratably over the period between the sale and repurchase dates.

i)   Stock Options

We account for stock options we issue under the fair value based method pursuant to Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). We estimate the fair value of each option grant using the Black-Scholes option-pricing model.

j)   Interest Rate Derivative

We account for our interest rate swap agreement under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). At inception, we designated this swap as a cash flow hedge on the variable interest payments of our floating rate financing. Accordingly, we record the swap at fair market value, and record changes in market value in other comprehensive income to the extent the hedge is effective. This hedge has been effective through December 31, 2004. We record the net amounts receivable or payable under the swap agreement as a component of interest expense.

k)   Fair Value of Financial Instruments

As described above, our debt securities, revenue bonds, and interest rate derivatives are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including mortgage loans and cash and cash equivalents, notes receivable, and secured borrowings approximate their carrying values at December 31, 2004 and 2003. The fair value of investments in mortgage loans, revenue bonds, notes receivable, and debt securities are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


l)   Income Taxes

We have qualified as a REIT under the Internal Revenue Code (the "Code"). A REIT is generally not subject to federal income tax on that portion of its REIT taxable income ("Taxable Income") which is distributed to its shareholders provided that at least 90% of Taxable Income is distributed and provided that such income meets certain other conditions. Accordingly, no provision for federal income taxes is required. We may be subject to state taxes in certain jurisdictions.

m)   New Accounting Pronouncements

The following pronouncements issued in 2002 and 2003 relate to disclosure only or had no material impact on our financial statements:

     o SFAS No. 145, RESCISSION OF FASB STATEMENTS NO. 4, 44 AND 64, AMENDMENT OF FASB STATEMENT NO. 13 AND TECHNICAL CORRECTIONS, issued in April 2002.
     o SFAS No. 146, ACCOUNTING FOR COSTS ASSOCIATED WITH EXIT OR DISPOSAL ACTIVITIES, issued in July 2002.
     o SFAS No. 148, ACCOUNTING FOR STOCK-BASED COMPENSATION-TRANSITION AND DISCLOSURE, issued in December 2002.
     o SFAS No. 149, AMENDMENT OF STATEMENT 133 ON DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, issued in April 2003.
     o SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, issued in May 2003.
     o FASB Interpretation No. 45, GUARANTORS' ACCOUNTING AND DISCLOSURE ARE REQUIREMENTS FOR GUARANTEES, INCLUDING INDIRECT GUARANTEES OF INDEBTEDNESS TO OTHERS, issued in November 2002.
     o FASB Interpretation No. 46(R), CONSOLIDATION OF VARIABLE INTEREST ENTITIES, issued in December 2003.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT, which replaces SFAS No. 123 and which we are required to adopt by the third quarter of 2005. As we have been accounting for share-based payments following the fair value provisions of SFAS No. 123, we expect our adoption of this standard will not be significant.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - Investments in Debt  Securities - Available for
Sale

Information relating to our debt securities owned as of December 31, 2004 is as follows:
(In thousands)

                                                 Date Purchased/                     Amoritzed
                                    Certificate      Final           Stated           Cost at
Name                                  Number      Payment Date    Interest Rate  December 31, 2004
---------------------------------   -----------  ---------------  -------------  -----------------
GNMA CERTIFICATES

Western Manor (1)(2)                   355540        7/27/94         7.125%          $ 2,441
                                                     3/15/29

SunCoast Capital Group, Ltd.(1)       G002412        6/23/97         7.000%              120
                                                     4/20/27

Reserve at Autumn Creek (1)(3)         448748        6/28/01         7.745%               --
                                                     1/15/42

Elmhurst Village (1)                   549391        6/28/01         7.745%           21,504
                                                     1/15/42

Village at Marshfield (1)              519281        3/11/02         7.475%           21,242
                                                     1/15/42

Cantera Crossing (1)                   532663        3/28/02         6.500%            6,350
                                                      6/1/29

Filmore Park (1)                       536740        3/28/02         6.700%            1,425
                                                    10/15/42

Northbrooke (1)                        548972        5/24/02         7.080%           13,955
                                                      8/1/43

Ellington Plaza (1)                    585494        7/26/02         6.835%           35,463
                                                      6/1/44

Burlington (1)                         595515        11/1/02         5.900%            6,713
                                                     4/15/31
FNMA DUS CERTIFICATES

Cambridge (1)                          385971        4/11/03         5.560%            3,616
                                                      3/1/33

Bayforest (1)                          381974        4/21/03         7.430%            4,240
                                                     10/1/28

Coventry Place (1)                     384920         5/9/03         6.480%              781
                                                      3/1/32

Rancho de Cieto (1)                    385229        5/13/03         6.330%            2,566
                                                      9/1/17

Elmwood Gardens (1)                    386113        5/15/03         5.350%            5,474
                                                      5/1/33

30 West (1)                            380751        5/27/03         6.080%            1,333
                                                     10/1/16

Jackson Park (1)                       386139        5/30/03         5.150%            2,741
                                                      6/1/18




                                       Unrealized
                                      Gain (Loss) at       Balance at     Interest Income
Name                                December 31, 2004  December 31, 2004      in 2004
---------------------------------   -----------------  -----------------  ---------------
GNMA CERTIFICATES

Western Manor (1)(2)                    $   (33)           $ 2,408            $   190


SunCoast Capital Group, Ltd.(1)               7                127                 12


Reserve at Autumn Creek (1)(3)               --                 --                 67


Elmhurst Village (1)                      3,137             24,641              1,669


Village at Marshfield (1)                 1,020             22,262              1,433


Cantera Crossing (1)                        698              7,048                423


Filmore Park (1)                            138              1,563                 94


Northbrooke (1)                           1,592             15,547                975


Ellington Plaza (1)                       4,151             39,614              2,208


Burlington (1)                              311              7,024                391

FNMA DUS CERTIFICATES

Cambridge (1)                               (42)             3,574                194


Bayforest (1)                                 4              4,244                254


Coventry Place (1)                          (10)               771                 43


Rancho de Cieto (1)                         (68)             2,498                125


Elmwood Gardens (1)                         (71)             5,403                287


30 West (1)                                 (51)             1,282                 62


Jackson Park (1)                             (6)             2,735                139


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Continued


                                                 Date Purchased/                     Amoritzed
                                    Certificate      Final           Stated           Cost at
Name                                  Number      Payment Date    Interest Rate  December 31, 2004
---------------------------------   -----------  ---------------  -------------  -----------------
Courtwood (1)                         386274        6/26/03          4.690%               1,740
                                                     6/1/33

Sultana (1)                           386259        6/30/03          4.650%               4,046
                                                    6/1/23

Buena (1)                             386273        6/30/03          4.825%               3,007
                                                    6/1/33

Allegro (1)                           386324        6/30/03          5.380%               2,543
                                                    7/1/33

Village West (1)                      386243        6/30/03          4.910%                  --
                                                    6/1/21

Westwood/Monterey (1)                 386421        9/15/03          5.090%              2,687
                                                    8/1/33

Euclid (1)                            386446        9/15/03          5.310%               2,346
                                                    8/1/33

Edgewood (1)                          386458        9/15/03          5.370%               2,329
                                                    9/1/33

Bayou Pointe                          387066        9/21/04          5.650%               1,708
                                                    8/1/22

Pomono (1)                            386995        9/21/04          6.220%               5,902
                                                    7/1/34

Maple Street                          387093        10/4/04          5.750%               1,497
                                                    10/1/22

Seabreeze Co-op (1)                   387139       11/12/04          5.360%               1,957
                                                   11/1/34

Orchard Street (1)                    387158       11/22/04          5.480%               3,136
                                                   11/1/22

Indiana Seniors                       387171       12/15/04          5.380%               7,850
                                                    12/1/29

Beach Grove                           387114       12/21/04          5.620%               1,280
                                                     9/1/34

York                                  386631       12/29/04          5.490%              12,584
                                                     8/1/33
                                                                                 --------------

Total                                                                                  $184,576
                                                                                 ==============

2003 Total                                                                             $158,533
                                                                                 ==============




                                       Unrealized
                                      Gain (Loss) at       Balance at     Interest Income
Name                                December 31, 2004  December 31, 2004      in 2004
---------------------------------   -----------------  -----------------  ---------------
Courtwood (1)                              (134)              1,606               80


Sultana (1)                                (267)              3,779              188


Buena (1)                                  (210)              2,797              140


Allegro (1)                                 (81)              2,462              136


Village West (1)                             --                  --               22


Westwood/Monterey (1)                       105               2,792              152


Euclid (1)                                  107               2,453              134


Edgewood (1)                                 94               2,423              133


Bayou Pointe                                 (4)              1,704               25


Pomono (1)                                  (79)              5,823               83


Maple Street                                 (2)              1,495               19


Seabreeze Co-op (1)                           6               1,963               14


Orchard Street (1)                           (7)              3,129               18


Indiana Seniors                            (103)              7,747               18


Beach Grove                                 (19)              1,261                2


York                                       (172)             12,412                4

                                      -------------------------------------------------

Total                                   $10,011            $194,587          $ 9,734
                                      =================================================

2003 Total                              $ 8,727            $167,260          $ 8,765
                                      =================================================





     (1) These GNMA and FNMA DUS certificates are partially or wholly-pledged as collateral for borrowings under the repurchase facilities (see Note
          8).

     (2)  During January 2005, this GNMA certificate was paid off at par.

     (3) During 2004, we received proceeds of approximately $16.0 million from HUD in relation to the paydown of this certificate.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


The amortized cost, unrealized gain and fair value for the investment in debt securities at December 31, 2004 and 2003 were as follows:

                                 (In thousands)

                                                           December 31,
                                                  ------------------------------
                                                     2004                2003
                                                  ---------           ----------
Amortized cost                                    $ 184,576           $ 158,533
Unrealized gains                                     11,370              10,040
Unrealized losses                                    (1,359)             (1,313)
                                                  ---------           ---------
Net unrealized gain                                  10,011               8,727
                                                  ---------           ---------
Fair value                                        $ 194,587           $ 167,260
                                                  =========           =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that individual debt securities have been in a continuous unrealized loss position, at December 31, 2004, and 2003 is summarized in the table below:

                             (Dollars in thousands)


                                       December 31, 2004                           December 31, 2003
                           --------------------------------------       --------------------------------------
                           Less than      12 Months                     Less than      12 Months
                           12 Months       or More         Total        12 Months       or More         Total
                           ---------      ---------       -------       ---------      ---------       -------
Number of securities             11              7             18             13             --             13
Fair value                  $46,055        $16,832        $62,887        $34,480        $    --        $34,480
Gross unrealized loss       $   515        $   844        $ 1,359        $ 1,313        $    --        $ 1,313


These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, the Company has the intent and ability to hold these securities to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, the Company has concluded that these impairments are temporary.

At December 31, 2004, 26 of these debt securities, with a fair value of approximately $169.9 million are partially or wholly pledged as collateral under the Company's repurchase facilities (see Note 8).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 3 - Investments in Mortgage Loans

Information relating to our investments in mortgage loans as December 31, 2004 is as follows:

(Dollars in thousands)



                                                   FINAL
                                                  MATURITY                                               LIFETIME
PROPERTY                         DESCRIPTION        DATE       CALL DATE (B)      INTEREST RATE      INTEREST CAP (D)
--------                         -----------      --------     -------------      -------------      ----------------
FIRST MORTGAGE LOANS:
  Sunset Gardens

   Eagle Pass, TX                Multifami1y       10/04(A)         N/A               11.50%                N/A

  Alexandrine (H)

   Detroit, MI                   Multifamily         N/A            N/A               11.00%                N/A

  Desert View (I)

   Coolidge, AZ                  Multifamily        5/06            N/A               10.00%                N/A


Subtotal First Mortgage Loans



MEZZANINE LOANS (J):

  The Hollows (K)

   Greenville, NC                Multifamily        1/42           1/12             10.00% (C)              16%

  Northbrooke (L)(M)(N)

   Harris County, TX             Multifamily        8/43           7/13             11.50% (C)              14%

  Elmhurst Village (L)(M)

   Oveido, FL                    Multifamily        1/42           3/19             10.00% (C)              16%

  Club at Brazos (K)(O)

   Rosenberg, TX                 Multifamily        5/43           4/13             10.00% (C)              14%

  Del Mar Villas

   Dallas, TX                    Multifamily       10/05            N/A           LIBOR + 4.625%            (P)

  Mountain Valley

   Dallas, TX                    Multifamily         N/A            N/A           LIBOR + 4.750%            (P)

  Villas at Highpoint

   Lewisville, TX                Multifamily        4/33            TBD               14.57%                N/A

  Villas at Highpoint

   Lewisville, TX                Multifamily        4/33            TBD               23.76%                N/A

  The Pines

   Las Vegas, NV                 Multifamily        9/07            N/A           LIBOR + 8.75%             N/A

  Sawmill Plaza

   Columbus, OH                Shopping Center     10/14            N/A               13.50%                N/A

  Champaign Offices

   Champaign, IL                Office Center      10/11            N/A               10.67%                N/A


Subtotal Mezzanine Loans


Total Mortgage Loans






                                   SHARE OF         EXCESS SALE OR
                               EXCESS OPERATING       REFINANCING         PERIODIC
PROPERTY                          CASH FLOWS           PROCEEDS        PAYMENT TERMS     PRIOR LIENS
--------                       ----------------     --------------     -------------     -----------
FIRST MORTGAGE LOANS:
  Sunset Gardens

   Eagle Pass, TX                     N/A                 N/A               (G)                 --

  Alexandrine (H)

   Detroit, MI                        N/A                 N/A               (G)                 --

  Desert View (I)

   Coolidge, AZ                       N/A                 N/A               (G)                 --


Subtotal First Mortgage Loans



MEZZANINE LOANS (J):

  The Hollows (K)

   Greenville, NC                     50%                 25%               (G)            $ 8,839

  Northbrooke (L)(M)(N)

   Harris County, TX                  50%                 50%               (G)             13,807

  Elmhurst Village (L)(M)

   Oveido, FL                         50%                 25%               (G)             21,496

  Club at Brazos (K)(O)

   Rosenberg, TX                      50%                 25%               (G)             14,275

  Del Mar Villas

   Dallas, TX                         N/A                 N/A               (G)              5,559

  Mountain Valley

   Dallas, TX                         N/A                 N/A               (G)                N/A

  Villas at Highpoint

   Lewisville, TX                     N/A                 N/A               (G)             18,800

  Villas at Highpoint

   Lewisville, TX                     N/A                 N/A               (G)             18,800

  The Pines

   Las Vegas, NV                      N/A                 N/A               (G)             10,000

  Sawmill Plaza

   Columbus, OH                       N/A                 N/A               (G)             16,000

  Champaign Offices

   Champaign, IL                      N/A                 N/A               (G)             26,000


Subtotal Mezzanine Loans


Total Mortgage Loans





                                OUTSTANDING                            CARRYING
                               FACE AMOUNT OF      UNAMORTIZED         AMOUNT OF       INTEREST INCOME
PROPERTY                        MORTGAGES (E)     COSTS AND FEES     MORTGAGES (E)         IN 2004
--------                       --------------     --------------     -------------     ---------------
FIRST MORTGAGE LOANS:
  Sunset Gardens

   Eagle Pass, TX                 $  1,479            $  --             $ 1,479            $   173

  Alexandrine (H)

   Detroit, MI                          --               --                  --                 12

  Desert View (I)

   Coolidge, AZ                        771               --                 771                 86
                               -----------------------------------------------------------------------

Subtotal First Mortgage Loans        2,250               --               2,250                271
                               -----------------------------------------------------------------------


MEZZANINE LOANS (J):

  The Hollows (K)

   Greenville, NC                    1,549             (116)              1,433                174

  Northbrooke (L)(M)(N)

   Harris County, TX                 1,500             (131)              1,369                 60

  Elmhurst Village (L)(M)

   Oveido, FL                        2,874             (360)              2,514                320

  Club at Brazos (K)(O)

   Rosenberg, TX                     1,962              (74)              1,888                200

  Del Mar Villas

   Dallas, TX                          765               --                 765                 47

  Mountain Valley

   Dallas, TX                           --               --                  --                 35

  Villas at Highpoint

   Lewisville, TX                    2,599             (140)              2,459                385

  Villas at Highpoint

   Lewisville, TX                      314              (38)                276                 40

  The Pines

   Las Vegas, NV                     4,600              (41)              4,559                186

  Sawmill Plaza

   Columbus, OH                      2,000               --               2,000                 80

  Champaign Offices

   Champaign, IL                     1,900              (37)              1,863                 10
                               -----------------------------------------------------------------------

Subtotal Mezzanine Loans            20,063             (937)             19,126              1,537
                               -----------------------------------------------------------------------

Total Mortgage Loans              $ 22,313            $(937)            $21,376            $ 1,808
                               =======================================================================

2003 Total Mortgage Loans         $ 14,781            $(917)            $13,864            $ 2,597
                               =======================================================================

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(A) The maturity date on this first mortgage loan is past due. We are currently in the process of extending the maturity date, providing the loan is partially paid down with equity being held with Fannie Mae. The loan is fully collateralized and, as such, there is no impairment of the loan.

(B) Loans are subject to mandatory prepayment at our option ten years after construction completion, with one year's notice. Loans with a call date of "TBD" are still under construction.

(C) Interest on the mezzanine loan is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan. The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loan also provides for payments of additional interest based on a percentage of cash flow remaining after debt service and participation in sale or refinancing proceeds and certain provisions that cap our total yield, including additional interest and participations, over the term of the loan.

(D) Lifetime interest cap represents the maximum annual return, including interest, fees and participations, that we can earn over the life of the mezzanine loan, computed as a percentage of the balance of the first mortgage loan plus the mezzanine loan.

(E) As of December 31, 2004, all interest payments on the mortgage loans are current, except as noted.

(F) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(G)  Interest only payments are due monthly, with loan balance due at maturity.

(H) The first mortgage loan, which matured in December 2003, was paid off in April 2004.

(I) Loan was purchased in April 2003 in connection with the performance under a guarantee we made.

(J) The principal balance of the mezzanine loan is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loan are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(K) We do not have an interest in the first lien position relating to this mezzanine loan.

(L) We have an interest in the first lien position relating to this mezzanine loan.

(M) The first mortgage loans related to these properties were converted from participations in FHA loans to ownership of the GNMA certificates and are held by us - see Note 2.

(N) This mezzanine loan stopped making interest payments in May 2004. We are currently in the process of determining the necessary steps we need to take to protect our investment. We have done an internal analysis for the property underlying the mortgage and the analysis indicates that the value of the property exceeds the carrying amount of our investment. Accordingly, we have not recorded an allowance for probable losses on this investment.

(O) The funding of this mezzanine loan is based on property level operational achievements.

(P)  Interest cap on these loans is the maximum rate permitted by law.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Further information relating to investments in mortgage loans is as follows:

(In thousands)
                                                          2004           2003
                                                        --------       --------
Balance at beginning of year                            $ 13,864       $ 22,384
Advances made                                              8,802         50,680
Conversion to real estate owned                             --          (49,808)
Loan origination fees (net of acquisition
  expenses)                                                  (46)          (187)
Repayments                                                (1,306)        (9,463)
Amortization and accretion -- net                             62            258
                                                        --------       --------

Balance at end of year                                  $ 21,376       $ 13,864
                                                        ========       ========


NOTE 4 - Investment in ARCap

We own 800,000 preferred equity units of ARCap with a face amount of $25 per unit and limited voting rights. The preferred equity units are convertible, at our option, into ARCap common units. If converted into common units, the conversion price is equivalent to $25 per unit, subject to certain adjustments. Also, if not already converted, for a period of 60 days following the fifth anniversary of the first closing date, which will be August 4, 2005, the preferred equity units are convertible, at our option, into a three-year note bearing interest at 12% that would be junior to all of ARCap's then existing indebtedness. The preferred equity units are also redeemable, at the option of ARCap, up until the fifth anniversary of the first closing date.

As of December 31, 2004, through our investment in ARCap, we have a substantial indirect investment in the $879.1 million of commercial mortgage backed securities ("CMBS") it owns. Multifamily properties underlie approximately one third of ARCap's CMBS.

Our equity in the earnings of ARCap will generally be equal to the preferred equity rate of 12%, unless ARCap does not have earnings and cash flows adequate to meet this distribution requirement. ARCap has met its distribution requirements to us to date. Yields on CMBS depend, among other things, on the rate and timing of principal payments, the pass-through rate, interest rate fluctuations and defaults on the underlying mortgages. Our interest in ARCap is illiquid and we would need to obtain the consent of the board of managers of ARCap before we could transfer our interest in ARCap to any party other than a current member. The carrying amount of the investment in ARCap is not necessarily representative of the amount we would receive upon a sale of the interest.

ARCap has shifted its focus to CMBS fund management, whereby it manages CMBS investment funds raised from third-party investors. ARCap is generally a minority investor in these funds and ARCap thereby diversifies its revenue base by increasing its proportion of revenue derived from fees as opposed to interest income.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Summarized information for ARCap as of December 31, 2004 and 2003, and the years then ended is as follows:

                                                             2004          2003
                                                            ------        ------
(in millions)
Investment securities - available for sale                  $  771        $  739
Investment securities - trading                                108           282
Other assets                                                    89            29
                                                            ------        ------
Total assets                                                $  968        $1,050
                                                            ======        ======

Repurchase agreements and long-term debt                    $  426        $  625
Other liabilities                                              339           215
Members' equity                                                203           210
                                                            ------        ------
Total liabilities and equity                                $  968        $1,050
                                                            ======        ======

Total revenues                                              $  205        $  115
Total expenses                                                 140            99
                                                            ------        ------
Net income                                                  $   65        $   16
                                                            ======        ======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - Bridge Loans/Notes Receivable

Our notes receivable are collateralized by equity interests in the owner of the underlying property and consist of the following as of December 31, 2004:

                                 (In thousands)

                                                                                  Remaining
                                             Outstanding                          Committed
                                              Principal   Unamortized   Carrying  Balance to      Interest
Property                 Location              Balance       Fees        Amount      Fund           Rate          Maturity
------------------------------------------------------------------------------------------------------------------------------
Noble Towers (1)(2)(3)   Oakland, CA          $  7,245      $  (11)     $  7,234        54          9.75%          July 2005
                                                                                                                December 2004
Clarks Crossing (1)      Laredo, TX                926          --           926        --          12.00%                 (6)

Georgia King (1)         Newark, NJ                945          --           945        --          11.50%       January 2005

Reserve at Thornton (1)  Thornton, CO              538          (5)          533       412          11.00%        August 2006
                                                                                                LIBOR + 4.625%
Del Mar Villas           Dallas, TX              5,554          --         5,554        --            (5)        October 2005
                                                                                                LIBOR + 4.500%
Oaks of Baytown (4)      Baytown, TX             3,582          (6)        3,576       243            (5)         August 2005
                                                                                                LIBOR + 3.600%
Quay Point (4)           Houston, TX             1,223          (2)        1,221        --            (5)         August 2005

Woods of Mandarin        Jacksonville, FL        3,122          --         3,122       428          13.50%          July 2007
                                              ============================================

Total                                         $ 23,135      $  (24)     $ 23,111   $ 1,137
                                              ============================================

2003 Total                                    $ 36,111      $  165      $ 35,946   $ 6,469
                                              ============================================


(1)  These loans are to limited  partnerships  affiliated  with our Advisor (see
     Note 11).
(2) An affiliate of our Advisor has provided a full guarantee on the payment of principal and interest due on this note.
(3) During February 2005, this loan was partially repaid in the approximate amount of $5.9 million.
(4)  Pledged as collateral in connection with warehouse facility (see Note 9).
(5)  30-day LIBOR at December 31, 2004 was 2.42%.
(6)  Awaiting permanent financing to take place - loan has not paid off.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - Taxable Revenue Bonds

During October 2003, we purchased nine taxable revenue bonds at a discount (99% of par) from CharterMac (our affiliate, see Note 11) for $7.6 million. These bonds, each of which is secured by a first mortgage position (held by CharterMac) on a multifamily property, carry a weighted average interest rate of 8.69%. The price paid was determined by an independent third party valuation. The bonds' fair value at December 31, 2004 and 2003 was $6.7 million and $7.6 million, respectively.

NOTE 7- Real Estate Owned

Our real estate owned consisted of the following (dollars in thousands):

                                                                                   Carrying Value       Carrying Value
                                                                                       as of                as of
                                                                                    December 31,         December 31,
                                                 Number of Units      Location          2004                 2003
                                                 ---------------------------------------------------------------------
Real Estate Owned - Held and Used
---------------------------------

     Plaza at San Jacinto (1)                         132            La Porte, TX      $  7,929             $     --
       Less: accumulated depreciation                                                      (425)                  --
     Concord Mezzanine (2)                            852             Houston, TX        54,425                   --
       Less: accumulated depreciation                 ---                                (1,718)                  --
                                                                                       --------             --------
     Total Real Estate Owned - Held and Used, net     984                              $ 60,211             $     --
                                                      ===                              ========             ========

Real Estate Owned - Subject to Sales Contracts
----------------------------------------------

     Concord at Little York (2)                       276             Houston, TX            --             $ 16,274
     Concord at Gessner (2)                           288             Houston, TX            --               17,194
     Concord at Gulfgate (2)                          288             Houston, TX            --               18,148
                                                      ---                              --------             --------
     Total Real Estate Owned -
       Subject to Sales Contracts, net                852                              $     --             $ 51,616
                                                      ===                              ========             ========

Real Estate Owned - Held for Sale
---------------------------------

     Reserve at Autumn Creek (3)                      212         Friendswood, TX      $ 17,924             $ 17,924
                                                      ===
     Plaza at San Jacinto (1)                                                                --                7,878
                                                                                       --------             --------
     Total Real Estate Owned - Held for Sale                                           $ 17,924             $ 25,802
                                                                                       ========             ========

(1) In March 2003, we exercised our rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto and, in May 2003, acquired the real estate at a foreclosure auction. We classified our investment in this property as Real Estate Owned - Held for Sale. We have focused on increasing the occupancy and the operating income generated from the property. We reclassified the property as Real Estate Owned - Held and Used in March 2004 and began to depreciate the property, including depreciation for the period the property had been classified as Held for Sale. During February 2005, this property was sold (see Note 17).

(2) The three properties underlying these notes receivable stopped paying interest in May 2003. We subsequently exercised our rights under the subordinated promissory notes and other documents and took possession of all three properties. We purchased the first mortgages and acquired the real estate at foreclosure auctions and sold all three properties to a qualified 501(c)(3) entity during 2003. Because we provided 100% financing to the purchaser, the transaction did not meet the criteria for sale recognition pursuant to SFAS No. 66.

In connection with the foreclosure of the Concord at Gessner property, we acquired a land parcel which we subsequently sold to a third party. The sales price of the land was approximately $224,000, net of closing costs. We provided

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


seller financing, in the form of a bridge note, to the buyer, for approximately $187,000. We allocated approximately $206,000 of cost basis to the land parcel resulting from the Concord at Gessner foreclosure and recognized a gain on the sale of approximately $18,000.

In December 2004, UBS Real Estate Investments, Inc. provided first mortgages of $41.0 million for these properties. We restructured the remaining balance due from the borrower, approximately $13.4 million, in the form of a mezzanine loan. The mezzanine loan bears interest at a rate of 8% per annum and matures in December 2014.

We account for the properties under the deposit method in accordance with SFAS No. 66. Following the provisions of SFAS No. 66, we have reclassified the properties as Real Estate Owned - Held and Used until full sale recognition is achieved. We have recorded the $41.0 million mortgage as a liability and have recorded depreciation of the properties, including depreciation for the entire period held, which totaled approximately $1.7 million. Income on the $13.4 million mezzanine loan will be classified as rental income in 2005, when earned.

Income recognized for all three properties in 2004, exclusive of depreciation we recorded, totaled approximately $3.8 million and is recorded as income from real estate owned on the consolidated statements of income due to the classification of such properties as Real Estate Owned - Subject to Sales Contracts when the income was earned.

(3) Certain required debt service payments were not paid, causing the mezzanine loan to be in default. In October 2003, we exercised our rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the property, subject to the first mortgage loan. See Note 17 regarding the purchase of the first mortgage.

NOTE 8 - Repurchase Facilities

Prior to March 2004, we had a repurchase facility with Nomura Securities International Inc. ("Nomura"), which enabled us to borrow up to 97% of the fair market value of GNMA and FNMA DUS Certificates we owned. Interest on borrowings was at 30-day LIBOR plus 0.02%.

During 2004, Nomura terminated the repurchase facility. We executed new repurchase agreements with three counterparties, Greenwich Capital, Bear Stearns, and RBC Capital Markets, which provided us the capacity to repay the Nomura facility. Terms of the three newly executed agreements offer advance rates between 94% and 97% and borrowing rates between the LIBOR minus 3 basis points and LIBOR plus 10 basis points. The borrowings are subject to 30-day settlement terms. As of December 31, 2004 and 2003, the amounts outstanding under repurchase facilities were $157.6 and $149.5 million and weighted average interest rates were 2.64% and 1.56%, respectively.

Certain of our debt securities are pledged as collateral in connection with these repurchase facilities (see Note 2).

NOTE 9 - Warehouse Facility

In October 2002, we entered into a mortgage warehouse line of credit with Bank of America (the "Warehouse Facility") in the amount of up to $40.0 million. Under the terms of the Warehouse Facility, Bank of America will advance up to 83% of loans we issue for the acquisition/refinancing and minor renovation of existing, lender-approved multifamily properties. This facility, which matures August 2005, bears interest at a rate of 30, 60, 90 or 180-day LIBOR + 200 basis points, or prime, at our discretion, payable monthly on the total amounts advanced. Principal is due upon the earlier of refinance or sale of the underlying project or upon maturity. We pay a fee of 12.5 basis points, paid quarterly, on any unused portion of the facility. From time to time, we will use this facility to finance real estate owned. As of December 31, 2004 and December 31, 2003, we had approximately $3.8 and $34.9 million, respectively, in borrowings outstanding under this program at an interest rate of 4.42% and 3.12%, respectively.

Included in the $34.9 million of outstanding borrowings under this program at December 31, 2003, was $14.0 million we borrowed to repay an intercompany loan from CharterMac (see Note 11); we subsequently repaid the $14.0 million with proceeds from the Concord refinancing (see Note 7).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 10 - Line of Credit - Related Party

In June 2004, we entered into a revolving credit facility (the "Revolving Facility") with CharterMac. The Revolving Facility, which is unsecured, will provide up to $20.0 million in borrowings to be used to purchase new investments, and bears interest at 30-day LIBOR plus 300 basis points. The Revolving Facility is for a term of one year with a one-year optional extension and contains customary restrictions/covenants that are similar to our Warehouse Facility. In the opinion of our management, the terms of this facility are consistent with those of transactions with independent third parties. As of December 31, 2004, we had approximately $4.6 million in borrowings outstanding on the Revolving Facility at an interest rate of 5.42%

NOTE 11 - Related Party Transactions

Pursuant to the amended Advisory Agreement between us and our Advisor dated April 6, 1999 (the "Amended Advisory Agreement"), we pay certain fees, in addition to reimbursements of certain administrative and other costs our Advisor incurs on our behalf, for its ongoing management and operations of our Company:

     Fees/Compensation     Annual Amount
     -----------------     -------------

     I.  Asset             0.355% for investments in mortgage loans
         management fees   0.355% for certain investment grade investments
                           0.750% for certain non-investment grade investments
                           1.000% for unrated investments
                           0.625% for investments  held prior to the adoption of
                                  the Amended Advisory Agreement.

     II. Annual incentive Subject to (1) a minimum annual distributions management fees being made to shareholders from cash available for distribution ("CAD") of $1.45 per share and (2) the Company achieving at least annual Adjusted Funds from Operations (defined below) per share of $1.60 (net of this incentive fee), the Advisor shall be entitled to receive incentive compensation for each fisca year in an amount equal to the product of:

                           (A) 25% of the dollar amount by which

                               (1) Adjusted  Funds  From Operations before this
                                   incentive management fee per share

                               exceed

                               (2) the greater of:

                                   (a) (i)  the weighted average of (x) $20 and
                                            (y)  the  prices  per  share  of any
                                            secondary offerings  by  the Company
                                            multiplied by

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

"CAD" means cash available for distributions, which shall consist of our net income (as determined pursuant to GAAP) adjusted for certain non-cash charges (as determined pursuant to GAAP).

Prior to 2004, the incentive management fee was calculated pursuant to the Company achieving at least annual GAAP net income of $1.60 per share, net of the incentive management fee without the additional requirement that net income had to exceed CAD of $1.45 per share.

In addition, with respect to new mortgage loans we acquire, any origination points paid by borrowers will first be paid to the Advisor for amounts up to 1.0% of the principal amount of each mortgage loan and we will receive any excess origination points paid by borrowers, if any, above the 1.0%.

During 2002,  our Advisor waived  approximately  $71,000 in net fees and expense
reimbursements,   in  light  of  higher  than  usual  expenses  related  to  the origination of investments that were never completed.

During 2003, our Advisor waived approximately $67,000 in asset management fees relating to additional services it performed with regard to real estate we now own (see Note 7). As our Advisor was paid a fee at the time the loans were originated, it agreed to waive the additional fees.

The costs recorded for related parties transactions were as follows:

(in thousands)                                       Years Ended December 31,
                                            ---------------------------------------
                                                 2004          2003          2002
                                            -------------  ------------  ----------
Shared service expenses                        $  682         $  725       $  447
Asset management fees                           1,274          1,087          838
Incentive management  fee                          --             --          235
                                               ------         ------       ------

                                               $1,956         $1,812       $1,520
                                               ======         ======       ======

Some of our notes receivable (see Note 5), and all of our stabilization loan guarantees and standby loan commitments (Note 16) are to limited partnerships in which the general partner is an unaffiliated third party and the limited partner is affiliated with the Advisor.

The Noble Towers note receivable is guaranteed by an affiliate of the Advisor (see Note 5).

In September 2003, we transferred certain of our obligations under the Fannie Mae loan program to CMC, a subsidiary of CharterMac. See Note 16 for more details on the transaction.

In October 2003, we purchased nine taxable  revenue bonds from  CharterMac  (see
Note 6).

In October 2003, we funded a bridge loan to Related Capital Guaranteed Corporate Partners II, L.P. Series A, an affiliate of the Advisor, for approximately $1.3 million. We received a fee of $10,000 for funding the loan, which was repaid the same month.

In December 2003, we borrowed approximately $11.3 million from CharterMac in order to aid in the purchase of the Concord at Gulfgate first mortgage in the total amount of $14.1 million (see Note 7). CharterMac charged us interest at an annual rate of 3.17% on the borrowings, which was based on LIBOR plus 2%, the same rate we paid on our Warehouse Facility. Shortly thereafter, we received a $14.0 million loan through the Warehouse Facility, and used the proceeds to repay the loan to CharterMac.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


See Note 10 for information regarding our Revolving Facility with CharterMac.

NOTE 12 - Earnings Per Share

(In thousands, except per share amounts)

Year Ended December 31, 2004                              Income            Shares         Per Share
                                                       -------------     -------------    -------------
   Basic EPS                                            $   11,273           8,336        $       1.35
   Effect of dilutive securities                                --               7                  --
                                                       -------------     -------------    -------------
   Diluted EPS                                          $   11,273           8,343        $       1.35
                                                       =============     =============    =============

Year Ended December 31, 2003

   Basic EPS                                            $   11,884           7,803        $       1.52
   Effect of dilutive securities                                --              12                  --
                                                       -------------     -------------    -------------
   Diluted EPS                                          $   11,884           7,815        $       1.52
                                                       =============     =============    =============

Year Ended December 31, 2002

   Basic EPS                                            $    9,660           6,018        $       1.61
   Effect of dilutive securities                                --              --                  --
                                                       -------------     -------------    -------------
   Diluted EPS                                          $    9,660           6,018        $       1.61
                                                       =============     =============    =============

NOTE 13 - Shareholders' Equity

Capital Shares
--------------

On February 25, 2002, we completed a public offering of approximately 2.5 million common shares at a price of $13.00 per share. The common shares were offered through Friedman, Billings, Ramsey and RBC Capital Markets. The net proceeds from this offering, approximately $30.9 million, net of underwriter's discount and expenses, were used to fund investments.

On April 23, 2003, we completed a public offering of approximately 2.0 million common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters' discount and expenses, of approximately $27.5 million. The common shares were offered through JMP Securities and RBC Capital Markets. The net proceeds from this offering were used to fund investments.

During 2004, we issued approximately 2,600 common shares to our trustees as compensation. No such shares were issued in 2003.

Share Repurchase Program
------------------------

In August 2003, our Board of Trustees approved a share repurchase plan. The plan enables us to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. This program has no expiration date. During 2004, we repurchased 4,000 shares at a cost of approximately $53,000.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Accumulated Other Comprehensive Income
--------------------------------------

Changes in accumulated other comprehensive income

                                                           Net unrealized
                                      Net unrealized       (loss) gain on
                                          gain on           interest rate
(in thousands)                          investments          derivatives             Total
                                     -----------------   ------------------    -----------------
Balance at January 1, 2002                $   560               $  --                $   560
Period change                               8,143                  --                  8,143
                                     -----------------   ------------------    -----------------
Balance at December 31, 2002                8,703                  --                  8,703
Period change                                  25                (278)                  (253)
                                     -----------------   ------------------    -----------------
Balance at December 31, 2003                8,728                (278)                 8,450
Period change                               1,260                 407                  1,667
                                     -----------------   ------------------    -----------------
Balance at December 31, 2004              $ 9,988               $ 129                $10,117
                                     =================   ==================    =================


NOTE 14 - Incentive Share Option Plan

In accordance with our Amended and Restated Incentive Share Option Plan (the "Plan"), our board of trustees can award share options to trustees, officers and employees of AMAC and our Advisor and its affiliates. A maximum of 833,680 options can be granted, with annual limits based upon formulas specified in the Plan. Option terms and vesting requirements are determined at the time of grant, provided that the term is no longer than ten years.

In April 2003, our Compensation Committee granted 190,000 options to employees of an affiliate of the Advisor at an exercise price of $15.03, the market price of our common shares on the grant date. These options vest equally, in thirds, in April 2004, 2005 and 2006 and expire in April 2013.

In accordance with SFAS No. 123, we accrue compensation cost based on the estimated fair value of the options issued and amortize those costs over the vesting period. Because the grant recipients are not our employees and vesting of the options is contingent upon the recipient continuing to provide services to us, we estimate the fair value of the options at each period-end up to the vesting date, and adjust recorded amounts accordingly.

The assumptions used for valuing these options and the results of the valuations were as follows:

Assumptions:                                               2004               2003
                                                      -------------     ---------------
   Dividend Yield                                         9.30%              9.63%

   Estimated Volatility                                  16.00%             16.00%

   Risk Free Interest Rate                                3.93%              4.27%

   Expected Lives                                         8.30 years          9.41 years


Fair Value                                              $85,100             $51,300

Compensation Costs                                      $45,500             $22,700

No options were exercised during 2004 and 2003 and 90,000 shares were forfeited during 2004. There were 733,680 shares available for issuance as of December 31, 2004.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 15 - Selected Quarterly Financial Data

                                                                         (unaudited)
                                                                      2004 Quarter Ended
                                               -------------------------------------------------------------
(In thousands except per share amounts)
                                                 March 31         June 30        September 30    December 31
                                               -------------   --------------   --------------   -----------
Total revenues                                 $       3,879   $        3,773   $        4,155   $     4,102
                                               =============   ==============   ==============   ===========

Net income                                     $       3,325   $        3,351   $        3,249   $     1,348
                                               =============   ==============   ==============   ===========

Net income per share (basic and diluted) $              0.40   $         0.40   $         0.39   $      0.16
                                               =============   ==============   ==============   ===========

                                                                      2003 Quarter Ended
                                               -------------------------------------------------------------

                                                 March 31         June 30        September 30    December 31
                                               -------------   --------------   --------------   -----------

Total revenues                                 $       4,233   $        3,303   $        3,625   $     3,890
                                               =============   ==============   ==============   ===========

Net income                                     $       3,192   $        2,573   $        2,776   $     3,343
                                               =============   ==============   ==============   ===========

Net income per share (basic and diluted)       $        0.50   $         0.32   $         0.33   $      0.40
                                               =============   ==============   ==============   ===========


NOTE 16 - Commitments and Contingencies

a) Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the State District Court of Harris County, Texas. The suit claims, among other causes of action against the respective defendants, that we conducted wrongful foreclosure in that the loan guarantor did not derive any benefit from our loan and that the limited partners of the loan guarantor did not authorize the loan transaction. The suit seeks, among other relief, actual, consequential, exemplary, and punitive damages, a declaration that the loan made by us is unenforceable, and that we were involved in a conspiracy to defraud the loan guarantor. The suit is currently in the discovery phase. A trial date has not been set.

Subsequently, we filed a countersuit on November 25, 2003 against the limited partners of the loan guarantor seeking to recover unpaid taxes and misappropriated property receipts. We are currently unable to determine the possible outcome of the litigation.

b) Guarantees

In June and October of 2000, we originated two loans totaling $3.3 million under an agreement with Fannie Mae. That agreement provided for our guaranteeing a first-loss position on the loans, which could potentially result in exposure of $7.5 million. In September 2003, we transferred and assigned all of our obligations to the two loans we originated under this program to CMC (which was formerly known as PW Funding Inc.), a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive under the program. The maximum exposure at December 31, 2004, was $3.2 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Standby, Forward Loan and GNMA Commitments
------------------------------------------
We  issued  the  following   standby  and  forward  bridge  and  permanent  loan
commitments for the purpose of constructing/rehabilitating certain multifamily apartment complexes in various locations.

   STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS
   -------------------------------------------
                                                                                      (In thousands)
                                                                              MAXIMUM AMOUNT OF COMMITMENTS
                                                                              -------------------------------

   ISSUE DATE   PROJECT              LOCATION            NO. OF APT. UNITS    LESS THAN 1YEAR    1-3 YEARS
   ----------------------------------------------------------------------------------------------------------
    May-04      Oak Village          Oakland, CA                117              $   967           $   --
    Feb-03      Noble Towers         Oakland, CA                195                   54               --
    Aug-03      Oaks of Baytown      Baytown, TX                248                  243               --
    June-04     Woods of Mandarin    Jacksonville, FL           401                  428               --
    Dec-03      Reserve at Thornton  Thornton, CO               216                  412               --
                                                         ----------------------------------------------------

   TOTAL STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS          1,177              $ 2,104           $   --
                                                         ====================================================


   STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS
   ----------------------------------------------
                                                                              MAXIMUM AMOUNT OF COMMITMENT
                                                                              -------------------------------

   ISSUE DATE   PROJECT              LOCATION            NO. OF APT. UNITS    LESS THAN 1YEAR    1-3 YEARS
   ----------------------------------------------------------------------------------------------------------
    April-03    Villas at Highpoint  Lewisville, TX           304                $    --           $  379
                                                         ----------------------------------------------------

   TOTAL STANDBY AND FORWARD MEZZANINE LOAN COMMITMENT        304                $    --           $  379
                                                         ====================================================


   FORWARD GNMA COMMITMENTS
   ------------------------
                                                                              MAXIMUM AMOUNT OF COMMITMENTS
                                                                              -------------------------------

   ISSUE DATE   PROJECT              LOCATION                                 LESS THAN 1YEAR    1-3 YEARS
   ----------------------------------------------------------------------------------------------------------
    May-02      Ellington Plaza      Washington, DC                              $ 2,279           $   --
                                                                              -------------------------------

   TOTAL FORWARD GNMA COMMITMENT                                                 $ 2,279               --
                                                                              -------------------------------

   TOTAL STANDBY, FORWARD LOAN AND GNMA COMMITMENTS                              $ 4,383           $  379
                                                                              ===============================


Mezzanine Loan/Preferred Stock Commitment
-----------------------------------------
During November 2004, we provided a commitment to fund up to $74.5 million to Prime/Mansur Investment Partners, LLC in connection with its financing of an acquisition. In connection with providing the commitment, we received a commitment fee of $435,000, the recognition of which is deferred on our balance sheet until either the commitment is funded or expires in April 2005. The likelihood that we will be required to fund this commitment is remote.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Stabilization Loan Guarantees
-----------------------------

During 2002, we entered into an agreement with Wachovia Bank ("Wachovia") to provide stabilization guarantees for new construction of multifamily properties under the LIHTC program in designated areas. We guarantee that properties which have completed construction will stabilize and the associated construction loans will convert to permanent Fannie Mae loans. We receive origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize with enough net operating income for Fannie Mae to fully fund its commitment for a permanent loan, we may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae permanent loan amount.

                                                                MAXIMUM AMOUNT OF GUARANTEE
                                                                       (IN THOUSANDS)

                                                                                                      LOAN
                                                                                               ADMINISTRATION FEE    STABILIZATION
                                                                   LESS THAN 1                         (1)              GUARANTEE
DATE CLOSED  PROJECT            LOCATION             NO. OF UNITS     YEAR       1-3 YEARS     (ANNUAL PERCENTAGE)        FEE (2)
------------------------------------------------------------------------------------------------------------------------------------
Jul-02       Clark's Crossing   Laredo, TX               160       $  4,770       $   --            0.500%                 0.625%
Sept-02      Creekside Apts.    Colorado Springs, CO     144          7,500           --            0.375%                    --
                                                     -------------------------------------------------------------------------------

Total Stabilization Loan Guarantees                      304       $ 12,270       $   --               --                     --
                                                     ===============================================================================

(1)  Loan Administration Fee is paid quarterly during the guarantee period.
(2) Stabilization Guarantee Fee is an up-front fee - paid at closing and amortized over the guarantee period.

For each of these guarantees, and for the guarantees issued under the Fannie Mae loan program discussed above, we monitor the status of the underlying properties and evaluates our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - Subsequent Events

On February 1, 2005, we purchased the Autumn Creek first mortgage at foreclosure auction (see Note 7). The purchase price of the first mortgage was approximately $17.2 million, making the total carrying value of the property, including the mezzanine loan, approximately $19.1 million.

On February 17, we sold the Plaza at San Jacinto property to an unaffiliated third party for approximately its carrying value (see Note 7).

On March 16, we issued 25,000 Floating Rate Preferred Securities, having a stated liquidation amount of $1,000 per security, bearing a variable rate, reset quarterly, equal to LIBOR plus 3.75% per annum. The proceeds from this offering will be used to make further investments.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.  Disclosure Controls and Procedures

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as such term is defined in Rule 15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on such evaluation, such officers have concluded that, as of the end of such period, our disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                                    PART III


Item 10. Directors and Executive Officers of the Company

         Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

Item 11. Executive Compensation

         Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 13. Certain Relationships and Related Transactions

         Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

Item 14. Principal Accounting Fees and Services

         Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV

Item 15. Exhibits and Financial Statement Schedules
                                                                      Sequential
                                                                         Page
                                                                      ----------

(a) 1.   Financial Statements
         --------------------

         American Mortgage Acceptance Company
         ------------------------------------

         Report of Independent Registered Public Accounting Firm          32

         Consent of Independent Registered Public Accounting Firm         33

         Management's Report on the Effectiveness of Internal
          Control over Financial Reporting                                34

         Report of Independent Registered Public Accounting Firm
          on Internal Control over Financial Reporting                    35

         Consolidated Balance Sheets as of December 31, 2004
          and 2003                                                        37

         Consolidated Statements of Income for the years ended
         December 31, 2004, 2003 and 2002                                 38

         Consolidated Statements of Shareholders' Equity for the
          years ended December 31, 2004, 2003 and 2002                    39

                                                                      Sequential
                                                                         Page
                                                                      ----------

         Consolidated Statements of Cash Flows for the years ended
          December 31, 2004, 2003 and 2002                                40

         Notes to Consolidated Financial Statements                       42

         ARCap Investors, LLC
         --------------------

         Consolidated 2004 financial statements for ARCap Investors,
          LLC (see Exhibit 99 (a))

         Consolidated 2003 financial statements for ARCap Investors,
          LLC (see Exhibit 99 (b))

         Consolidated 2002 financial statements for ARCap Investors,
          LLC (see Exhibit 99 (c))

(a) 2.   Financial Statement Schedules

         All schedule have been omitted because they are not required or because the required information is contain-ed in the financial statements or notes thereto.

(a) 3.   Exhibits
         --------

3.4 Second Amended and Restated Declaration of trust, dated as of April 6, 1999 (incorporated by reference to Exhibit 3.4(c) to the Company's March 31, 1999 Quarterly Report on Form 10-Q).

3.5      By-laws*

10(a) Amended and Restated Advisory Services Agreement, ef-fective as of April 6, 1999 (incorporated by reference to Exhibit 10(z) to the Company's September 30, 1999
         Quarterly Report on Form 10-Q).

10(b) First Amendment to Amended and Restated Advisory Services Agreement between Related AMI Associates, Inc. and the Company dated November 29, 2001 (incorporated by reference to Exhibit 10.6 to the Company's Registration Statement on Form S-2, filed with the Commission on November 30, 2001).

10(c)    Second Amendment to Amended and Restated Advisory
         Services Agreement between Related AMI Associates, Inc.
         and the Company dated February 8, 2002*.

10(d) Third Amendment to Amended and Restated Advisory Services Agreement between Related AMI Associates, Inc. and the
         Company dated November 12, 2003*.

10(e) Fourth Amendment to Amended and Restated Advisory Services Agreement between Related AMI Associates, Inc. and the Company dated June 9, 2004 (incorporated herein by reference to Exhibit 10(d) to the Company's June 30, 2004 Amended Quarterly Report on Form 10-Q/A).

10(f) First Amendment to the Amended and Restated Incentive Share Option Plan of the Company dated June 9, 2004 (in-corporated herein by reference to Exhibit 10(e) to the Company's June 30, 2004 Amended Quarterly Report on Form 10-Q/A).

10(g)    Form of Non-Qualified Share Option Award Agreement*

23(a) Consent of Ernst & Young LLP with respect to incorpor-ation by reference of its report relating to the 2002, 2003 and 2004 financial statements of ARCap Investors, LLC in the Company's Registration Statement on form S-3 and Form S-8**

                                                                      Sequential
                                                                         Page
                                                                      ----------


24.1     Power of Attorney (Included on signature page hereto)

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1     Certification pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002*

32.2     Certification pursuant to Section 906 of the Sarbanes-Oxley
         Act of 2002*

99.      Additional Exhibits

99(a) The 2004 Financial Statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09**

99(b) The 2003 Financial Statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09**

99(c) The 2002 Financial Statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09**

         *    Filed herewith

         ** Pursuant to Rule 3-09 of Regulation S-X, SEPARATE FINANCIAL STATEMENTS OF SUBSIDIARIES NOT CONSOLIDATED AND 50 PERCENT OR LESS OWNED PERSONS, as amended effective December 23, 2004, the financial statements of ARCap, a non-accelerated filer, plan to be filed as an amendment to this report within 90 days after the end of our fiscal year.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 16, 2005         By:  /s/ Stuart J. Boesky
                                   --------------------
                                   Stuart J. Boesky
                                   Chairman of the Board of Trustees,
                                   President and Chief Executive Officer

Date:  March 16, 2005         By:  /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee and Chief Financial Officer

                                POWER OF ATTORNEY

Each person whose signature appears below hereby constitutes and appoints Stuart
J. Boesky and Alan P. Hirmes, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the
Securities Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

     Signature                         Title                          Date
--------------------    -------------------------------------   ----------------


/s/ Stuart J. Boesky
--------------------
Stuart J. Boesky        Chairman of the Board of Trustees,
                        President and Chief Executive Officer   March 16, 2005


/s/ Alan P. Hirmes
-------------------
Alan P. Hirmes          Managing Trustee
                        and Chief Financial Officer             March 16, 2005


/s/ Stanley R. Perla
--------------------
Stanley R. Perla        Trustee                                 March 16, 2005


/s/ Richard M. Rosan
--------------------
Richard M. Rosan        Trustee                                 March 16, 2005


/s/ Scott M. Mannes
--------------------
Scott M. Mannes         Trustee                                 March 16, 2005

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


         Date:  March 16, 2005                      By: /s/ Stuart J. Boesky
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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

         a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


         Date:  March 16, 2005                      By: /s/ Alan P. Hirmes
                -----------------                       ------------------
                                                        Alan P. Hirmes
                                                        Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     March 16, 2005


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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Alan P. Hirmes
     -------------------
     Alan P. Hirmes
     Chief Financial Officer
     March 16, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                  EXHIBIT 23 (a)


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