Form 10-K/A
period 2004-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2005-03-31
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A
                                 AMENDMENT NO. 1
(Mark One)

   X      ANNUAL  REPORT  PURSUANT TO  SECTION  13 OR 15(d)  OF  THE  SECURITIES
-------   EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                       OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
-------   EXCHANGE ACT OF 1934

                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
             (Exact name of registrant as specified in its charter)

                Delaware                                    13-6972380
----------------------------------------          ------------------------------
   (State or other jurisdiction of                     (I.R.S. Employer
    incorporation or  organization)                     Identification No.)

 625 Madison Avenue, New York, New York                       10022
----------------------------------------          ------------------------------
(Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code (212) 317-5700

Securities registered pursuant to Section 12(b) of the Act:

                               Title of each class
               --------------------------------------------------
                  Shares of Beneficial Interest, par value $.10
                                    per share

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
Yes    X    No
     -----      ------

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).
Yes    X    No
     -----      ------

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

                       DOCUMENTS INCORPORATED BY REFERENCE

None

                                EXPLANATORY NOTE


This amendment to the Annual Report on Form 10-K/A for the year ended December 31, 2004 of American Mortgage Acceptance Company ("the Company") is being filed to include:

(i) a copy of the amendment to the Company's declaration of trust which was approved by shareholders at last year's annual meeting; and

(ii) the audited consolidated financial statements of ARCap Investors, LLC ("ARCap") for the years ended December 31, 2004, 2003 and 2002, as required by Rule 3-09 of Regulation S-X. The Company has an investment in ARCap which it accounts for under the equity method of accounting and the financial statements were not available at the time the Company filed its Annual Report on Form 10-K on March 16, 2005.


The consent of Ernst & Young LLP, independent registered public accounting firm for ARCap, is also filed as an exhibit hereto.


There were no changes made to the Company's Form 10-K for the year ended December 31, 2004.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


(c) Exhibits.


EXHIBIT NO.    EXHIBIT TITLE
----------     -------------

3              Amendment to Declaration of Trust*

23(a) Consent of Ernst & Young LLP with respect to incorporation by reference of its report relating to the 2004, 2003 and 2002 consolidated financial statements of ARCap Investors, LLC in the Company's Registration Statement on Form S-3 and Form S-8*


24.1 Power of Attorney (previously filed as part of the Company's filing on Form 10-K on March 16, 2005)

31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

99.            Additional Exhibits

99(a) The 2004 consolidated financial statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09*

99(b) The 2003 consolidated financial statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09*

99(c) The 2002 consolidated financial statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09*

               *    Filed herewith

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 31, 2005         By:  /s/ Stuart J. Boesky
                                   --------------------
                                   Stuart J. Boesky
                                   Chairman of the Board of Trustees,
                                   President and Chief Executive Officer

Date:  March 31, 2005         By:  /s/ Alan P. Hirmes
                                   ------------------
                                   Alan P. Hirmes
                                   Managing Trustee and Chief Financial Officer



Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

      Signature                          Title                        Date
--------------------    -------------------------------------    ---------------


/s/ Stuart J. Boesky
--------------------
Stuart J. Boesky        Chairman of the Board of Trustees,
                        President and Chief Executive Officer    March 31, 2005


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes          Managing Trustee
                        and Chief Financial Officer              March 31, 2005


*
--------------------
Stanley R. Perla        Trustee                                  March 31, 2005


*
--------------------
Richard M. Rosan        Trustee                                  March 31, 2005


*
--------------------
Scott M. Mannes         Trustee                                  March 31, 2005


* by: /s/ Alan P. Hirmes
      ------------------
      Attorney-in-Fact

                                                                       Exhibit 3

                        AMENDMENT TO DECLARATION OF TRUST


To the Secretary of State of
Commonwealth of Massachusetts

       It is herby stated that:

               1. This document constitutes an Amendment to the Second Amended and Restated Declaration of Trust (hereinafter called the "Declaration") of AMERICAN MORTGAGE ACCEPTANCE COMPANY (hereinafter called the "business trust").

               2. The Declaration amended by this document was filed with the Secretary of State of the Commonwealth of Massachusetts on April 6, 1999.

               3. The amendment to the Declaration effected by this document is as follows:

       Deleting the first sentence of Article IV, Section 4.8 in its entirety and restating said sentence in its entirety as follows:

"COMPENSATION. Independent Trustees may receive fixed sums, Common Shares in the Trust or other compensation per year and/or per meeting and/or for any service or activity they perform or engage in as Trustees, as determined by resolution of the Board of Trustees. Additionally, Independent Trustees shall be reimbursed for travel expenses and other out-of-pocket disbursements incurred in connection with attending any meetings. Non-Independent Trustees shall not receive any compensation from the Trust. Nothing herein shall be construed to preclude any non-Independent Trustee from serving the Trust in any other capacity as an officer, agent or otherwise, and receiving compensation therefor. Independent Trustees shall not perform any services for the Trust except as Trustees."

               4. The amendment herein provided for was authorized in accordance with law.

IN WITNESS WHEREOF, the undersigned has executed this amendment this 20th day of August, 2004.



                            By:     /s/ Alan P. Hirmes
                                    ------------------
                            Name:   Alan P. Hirmes
                            Title:  Managing Trustee and Chief Financial Officer

                                                                   Exhibit 23(a)


            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We consent to the incorporation by reference in Registration Statement (Form S-3 No. 33-87440 and Form S-8 No. 33-118572) of American Mortgage Acceptance Company and in the related Prospectus of our reports dated March 29, 2005, February 6, 2004 and February 4, 2003, with respect to the consolidated financial statements of ARCap Investors, L.L.C. included in this Annual Report (Form 10-K) for the year ended December 31, 2004.


                                                  /s/ Ernst & Young LLP


Dallas, Texas
March 29, 2005

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


         Date:  March 31, 2005                       By: /s/ Stuart J. Boesky
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


         Date:  March 31, 2005                       By: /s/ Alan P. Hirmes
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


By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     March 31, 2005


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


By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     March 31, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission