Form 10-Q
period 2005-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2005-05-10
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005


                                       OR


          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                          13-6972380
--------------------------------                           ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)

  625 Madison Avenue, New York, New York                             10022
------------------------------------------                      ----------------
 (Address of principal executive offices)                          (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        -----  -----


As of April 29, 2005, 8,336,803 shares of the Registrant's shares of beneficial interest, $0.10 par value, were outstanding.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q



                                                                                               PAGE
PART I
              Item 1.      Financial Statements                                                   3
              Item 2.      Management's Discussion and Analysis of Financial Condition and
                               Results of Operations                                             14
              Item 3.      Quantitative and Qualitative Disclosures about Market Risk            20
              Item 4.      Controls and Procedures                                               21

PART II
              Item 1.      Legal Proceedings                                                     22
              Item 2.      Unregistered Sales of Equity Securities and Use of Proceeds           22
              Item 3.      Defaults Upon Senior Securities                                       22
              Item 4.      Submission of Matters to a Vote of Security Holders                   22
              Item 5.      Other Information                                                     22
              Item 6.      Exhibits                                                              22

SIGNATURES                                                                                       23




     See accompanying notes to condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                     ASSETS
                                                                                 March 31,      December 31,
                                                                                   2005            2004
                                                                                -----------     -----------
                                                                                (Unaudited)
Investments in debt securities                                                   $ 223,429       $ 194,587
Investments in mortgage loans, net                                                  21,395          21,376
Notes receivable, net                                                               16,584          23,111
Investments in revenue bonds                                                         6,604           6,672
Investment in ARCap                                                                 20,240          20,240
Real Estate Owned - Held and Used, net                                              51,869          60,211
Real Estate Owned - Held for Sale                                                   19,122          17,924
Cash and cash equivalents                                                           10,128           2,674
Other assets                                                                         3,938           2,238
                                                                                 ---------       ---------


Total assets                                                                     $ 373,309       $ 349,033
                                                                                 =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                                  $ 178,325       $ 157,633
  Warehouse facility payable                                                         4,070           3,827
  Line of credit - due to related party                                                 --           4,600
  Mortgages payable on real estate owned                                            40,875          56,993
  Preferred shares of subsidiary (subject to mandatory repurchase)                  25,000              --
  Accounts payable and accrued expenses                                              1,319           1,344
  Due to Advisor and affiliates                                                      1,651             770
  Distributions payable                                                              3,334           3,334
                                                                                 ---------       ---------

Total liabilities                                                                  254,574         228,501
                                                                                 ---------       ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000 shares authorized;
   8,718 issued and 8,337 outstanding in 2005 and 8,716 issued and 8,337
   outstanding in 2004                                                                 871             871
  Treasury shares of beneficial interest at par; 381 shares in 2005 and 379
   shares in 2004                                                                      (38)            (38)
  Additional paid-in capital                                                       126,748         126,800
  Share based compensation                                                              (6)            (16)
  Distributions in excess of net income                                            (17,711)        (17,202)
  Accumulated other comprehensive income                                             8,871          10,117
                                                                                 ---------       ---------

Total shareholders' equity                                                         118,735         120,532
                                                                                 ---------       ---------

Total liabilities and shareholders' equity                                       $ 373,309       $ 349,033
                                                                                 =========       =========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                                         Three Months Ended
                                                                              March 31,
                                                                         ------------------
                                                                          2005        2004
                                                                         ------      ------
Revenues:
   Interest income:
     Debt securities                                                     $3,032      $2,337
     Mortgage loans                                                         615         418
     Notes receivable                                                       479         667
     Revenue bonds                                                          147         168
     Temporary investments                                                   17          12
   Rental income                                                          1,806         263
   Other revenues                                                           158          13
                                                                         ------      ------

Total revenues                                                            6,254       3,878
                                                                         ------      ------

Expenses:
   Interest                                                               1,182         892
   Interest - distributions to preferred shareholders of subsidiary
     (subject to mandatory repurchase)                                       68          --
   General and administrative                                               437         256
   Fees to Advisor                                                          694         482
   Property operations                                                    1,393         251
   Depreciation                                                             366         249
   Amortization and other                                                   133         139
                                                                         ------      ------

Total expenses                                                            4,273       2,269
                                                                         ------      ------

Other income:
   Equity in earnings of ARCap                                              600         600
   Income from Real Estate Owned - Held for Sale                            246       1,116
                                                                         ------      ------

   Total other income                                                       846       1,716
                                                                         ------      ------

   Net income                                                            $2,827      $3,325
                                                                         ======      ======


   Net income per share (basic and diluted)                              $ 0.34      $ 0.40

                                                                         ======      ======


   Dividends per share                                                   $ 0.40      $ 0.40

                                                                         ======      ======

   Weighted average shares outstanding:
     Basic                                                                8,337       8,338
                                                                         ======      ======
     Diluted                                                              8,344       8,362
                                                                         ======      ======



     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                Three Months Ended
                                                                                     March 31,
                                                                              -----------------------
                                                                                2005           2004
                                                                              --------       --------
Cash flows from operating activities:
     Net income                                                               $  2,827       $  3,325
Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation expense                                                        366            249
       Amortization and accretion                                                   79             21
       Changes in operating assets and liabilities:
       Accrued interest receivable                                                (264)           560
       Other assets                                                               (203)           (70)
       Due to Advisor and affiliates                                               882             52
       Accounts payable and accrued expenses                                        77           (465)
       Accrued interest payable                                                   (103)          (549)
                                                                              --------       --------

     Net cash provided by operating activities                                   3,661          3,123
                                                                              --------       --------

Cash flows from investing activities:
     Investment in debt securities                                             (36,574)        (4,199)
     Principal repayments of debt securities                                     5,910         14,742
     Purchase of mortgage on real estate owned                                 (17,150)            --
     Proceeds from sale of real estate owned                                     7,474             --
     Repayment of notes receivable                                               6,829          2,703
     Funding of notes receivable                                                  (294)           (95)
     Paydown on property classified as real estate owned - held and used           480             --
     Additions to real estate owned                                               (103)          (468)
     Principal repayments on revenue bonds                                          51             17
     Funding of mortgage loans                                                      --            (94)
     Repayment of mortgage loans                                                    --             79
                                                                              --------       --------


Net cash (used in) provided by investing activities                            (33,377)        12,685
                                                                              --------       --------



                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                Three Months Ended
                                                                     March 31,
                                                              -----------------------
                                                                2005           2004
                                                              --------       --------
Cash flows from financing activities:
     Proceeds from repurchase facilities                        40,402          6,060
     Repayments of repurchase facilities                       (19,710)        (9,795)
     Proceeds from warehouse facility                              243             95
     Proceeds from line of credit - due to related party        14,761             --
     Repayment of line of credit - due to related party        (19,361)            --
     Deferred financing costs                                     (802)            --
     Distributions paid to shareholders                         (3,334)        (3,335)
     Treasury stock purchases                                      (29)            --
     Issuance of preferred shares of subsidiary                 25,000             --
                                                              --------       --------

Net cash provided by (used in) financing activities             37,170         (6,975)
                                                              --------       --------

Net increase in cash and cash equivalents                        7,454          8,833

Cash and cash equivalents at the beginning of the year           2,674          2,028
                                                              --------       --------

Cash and cash equivalents at the end of the period            $ 10,128       $ 10,861
                                                              ========       ========





     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated on consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC", "we", "us", "our", and "our Company". We are externally managed by Related AMI Associates, Inc., which acts as our Advisor. We operate in one business segment.

In March 2005, we formed AMAC Capital Financing I ("ACFI"), a wholly owned trust, for the purpose of issuing trust preferred securities, which are subject to mandatory repurchase in March 2035 and are callable in March 2010 (see Note
5).

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2005, and the results of our operations and our cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2004.

Our annual report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2004; however, we have entered into a transaction during 2005 which involves a new significant accounting policy (see
Note 5).

The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts have been reclassified to conform to the current year presentation.

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

During the first quarter of 2005, we purchased six Fannie Mae ("FNMA") certificates with principal amounts totaling approximately $34.3 million. The certificates were purchased at premiums totaling approximately $96,000 and bear interest at rates ranging from 4.90% per year to 6.65% per year.

During January 2005, one Ginnie Mae ("GNMA") certificate, Western Manor, paid off at par. We received approximately $2.4 million in proceeds resulting from the payoff.

During February 2005, one FNMA certificate, Orchard Park, paid off. We received approximately $3.2 million in proceeds, resulting in a net gain of approximately $47,000, which is included in other income in the condensed consolidated statements of income.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Information regarding our investments in debt securities is as follows:

                                                         (In thousands)
                                                 March 31,          December 31,
                                                   2005                2004
                                                 ---------          -----------
Amortized cost                                   $ 215,203           $ 184,576
Unrealized gains                                     9,928              11,370
Unrealized losses                                   (1,702)             (1,359)
                                                 ---------           ---------
Net unrealized gain                                  8,226              10,011
                                                 ---------           ---------
Fair value                                       $ 223,429           $ 194,587
                                                 =========           =========

The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position, at March 31, 2005, and December 31, 2004, is summarized in the table below:


                                                (Dollars in thousands)

                                  March 31, 2005                     December 31, 2004
                        ---------------------------------   ---------------------------------
                        Fewer than   12 Months              Fewer than   12 Months
                         12 Months    or More      Total     12 Months    or More      Total
                        -----------  ---------    -------   -----------  ---------    -------
Number of securities            9          10          19          11           7          18
Fair value                $38,564     $26,594     $65,158     $46,055     $16,832     $62,887
Gross unrealized loss
                          $   552     $ 1,150     $ 1,702     $   515     $   844     $ 1,359

These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, we have the intent and ability to hold these securities to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, we have concluded that these impairments are temporary.

At March 31, 2005, 31 of these debt securities, with a fair value of approximately $193.1 million, are partially or wholly pledged as collateral under our repurchase facilities.

NOTE 3 - NOTES RECEIVABLE

During February 2005, the Noble Towers note receivable was partially repaid. We received approximately $5.9 million in proceeds. The remaining balance at March 31, 2005 is $1.4 million.

During March 2005, the Georgia King note in the amount of approximately $945,000 was repaid at par.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)




NOTE 4 - REAL ESTATE OWNED

Our real estate owned at March 31, 2005, and December 31, 2004, consisted of the following:

(dollars in thousands)

                                                                                               Carrying Value
                                                                              Carrying Value       as of
                                                                                  as of         December 31,
                                                 Units         Location       March 31, 2005        2004
                                                --------    ---------------   --------------   --------------

Real Estate Owned - Held and Used
---------------------------------
Plaza at San Jacinto (1)                             132       La Porte, TX      $    --          $ 7,929
   Less: accumulated depreciation                     --                              --             (425)
                                                --------                         -------          -------
Total Plaza at San Jacinto, net                      132                              --            7,504
                                                                                 -------          -------

Concord portfolio (2)                                852        Houston, TX       53,923           54,425
   Less: accumulated depreciation                     --                          (2,054)          (1,718)
                                                --------                         -------          -------
Total Concord Mezzanine, net                         852                          51,869           52,707
                                                                                 -------          -------

Total Real Estate  Owned - Held and Used, net
                                                     984                         $51,869          $60,211
                                                ========                         =======          =======

Real Estate Owned - Held for Sale
---------------------------------

Reserve at Autumn Creek (3)                          212    Friendswood, TX      $19,122          $17,924
                                                ========                         =======          =======

Mortgages Payable on Real Estate Owned

Concord portfolio                                                                $40,875          $41,000
Reserve at Autumn Creek (3)                                                           --           15,993
                                                                                 -------          -------

Total  Mortgages  Payable on Real  Estate Owned
                                                                                 $40,875          $56,993
                                                                                 =======          =======


(1) During February 2005, the Plaza at San Jacinto property was sold to an unaffiliated third party. We received approximately $7.4 million in proceeds from the sale, which approximated the property's carrying value. Accordingly, no gain or loss was recorded.
(2) During March 2005, we received $480,000, representing a return of an escrow funded from the refinancing of the Concord portfolio.
(3) During February 2005, we purchased the first mortgage on the Reserve at Autumn Creek property at a foreclosure auction for approximately $17.2 million.

NOTE 5 - SUBSIDIARY EQUITY

ACFI has issued 25,000 of Floating Rate Preferred Securities, having a stated liquidation amount of $1,000 per security. We received approximately $24.2 million in proceeds, net of closing costs, which are deferred and will be amortized ratably over a 30-year period to the redemption date. The securities bear a variable interest rate, re-set quarterly, equal to LIBOR plus 3.75% per year. At March 31, 2005, the rate was 6.61%.

SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, requires that a mandatorily redeemable financial instrument be classified as a liability in the consolidated financial statements and the payments or accruals of "dividends" and other amounts to be paid to the holders of these securities be reported as interest costs. Due to the stated maturity date, we have classified these securities as liabilities and recorded them at fair value.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)



NOTE 6 - RELATED PARTY TRANSACTIONS

The costs incurred to our Advisor for the three months ended March 31, 2005, and 2004, were as follows:

                                                          Three Months Ended
                       (In thousands)                          March 31,
                                                        -----------------------
                                                          2005           2004
                                                        --------       --------
Shared services expenses                                $    246       $    169
Asset management fees                                        328            313
Incentive management fee*                                    120             --
                                                        --------       --------

                                                        $    694       $    482
                                                        ========       ========

* Accrual based on our estimates of 2005 full year results.

In June 2004, we entered into a revolving credit facility (the "Revolving Facility") with CharterMac, an affiliated company and parent of our Advisor. The Revolving Facility, which is unsecured, will provide up to $20.0 million in borrowings to be used to purchase new investments. As of March 31, 2005, we had no outstanding borrowings on this facility. At December 31, 2004, we had approximately $4.6 million in borrowings outstanding on this facility at an interest rate of 5.42%.

NOTE 7 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2005, and 2004, was as follows:


                                                              Three Months Ended
                        (In thousands)                             March 31,
                                                             --------------------
                                                               2005         2004
                                                             -------      -------
Net income                                                   $ 2,827      $ 3,325
Net unrealized gain (loss) on interest rate derivatives
arising during the period                                        556         (871)
Unrealized holding (loss) gain arising during the period      (1,802)         845
                                                             -------      -------

Total comprehensive income                                   $ 1,581      $ 3,299
                                                             =======      =======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)



NOTE 8 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)

  Three Months Ended March 31, 2005              Income       Shares      Per Share
                                                 ------       ------      ----------
   Basic EPS                                     $2,827        8,337       $   0.34
   Effect of dilutive securities                     --            7             --
                                                 ------       ------       --------
   Diluted EPS                                   $2,827        8,344       $   0.34
                                                 ======       ======       ========

Three Months Ended March 31, 2004

   Basic EPS                                     $3,325        8,338       $   0.40
   Effect of dilutive securities                     --           24             --
                                                 ------       ------       --------
   Diluted EPS                                   $3,325        8,362       $   0.40
                                                 ======       ======       ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

a) Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the State District Court of Harris County, Texas. The suit claims, among other causes of action against the respective defendants, that we conducted wrongful foreclosure in that the loan guarantor did not derive any benefit from our loan and that the limited partners of the loan guarantor did not authorize the loan transaction. The suit seeks, among other relief, actual, consequential, exemplary, and punitive damages, a declaration that the loan made by us is unenforceable, and that we were involved in a conspiracy to defraud the loan guarantor. The discovery phase of this suit has been completed and is proceeding to either summary judgment or trial. A trial date has not been set.

Subsequently, we filed a countersuit on November 25, 2003, against the limited partners of the loan guarantor seeking to recover unpaid taxes and misappropriated property receipts. We are currently unable to determine the possible outcome of the litigation.

b) Guarantees

In June and October of 2000, we originated two loans totaling $3.3 million under an agreement with Fannie Mae that provided for our guaranteeing a first-loss position on the loans. In September 2003, we transferred and assigned all of our obligations to the two loans we originated under this program to CharterMac Mortgage Capital Corp. ("CMC"), a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive under the program. While provisions of this agreement could potentially result in exposure of up to $7.5 million, the maximum exposure at March 31, 2005, was $3.2 million, and we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Standby and Forward Loan Commitments
------------------------------------

We  issued  the  following   standby  and  forward  bridge  and  permanent  loan
commitments for the purpose of funding constructing/rehabilitating certain multifamily apartment complexes in various locations.

STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS
-------------------------------------------

                                                                                     (In thousands)
                                                                              MAXIMUM AMOUNT OF COMMITMENTS
                                                                              -----------------------------
                                                                 NO. OF APT.     LESS THAN
  ISSUE DATE      PROJECT                   LOCATION               UNITS           1 YEAR      1-3 YEARS
-----------------------------------------------------------------------------------------------------------
    May-04        Oak Village               Oakland, CA                117        $    967      $     --
    Jun-04        Woods of Mandarin         Jacksonville, FL           401             428            --
    Dec-03        Reserve at Thornton       Thornton, CO               216             362            --
                                                                  --------        --------      --------

TOTAL STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS                      734        $  1,757      $     --
                                                                  ========        ========      ========


STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS
----------------------------------------------

                                                                              MAXIMUM AMOUNT OF COMMITMENT
                                                                              ----------------------------
                                                                 NO. OF APT.     LESS THAN
  ISSUE DATE      PROJECT                   LOCATION               UNITS           1 YEAR      1-3 YEARS
----------------------------------------------------------------------------------------------------------
    Apr-03        Villas atHighpoint        Lewisville, TX             304        $    379      $     --
                                                                  --------        --------      --------

  TOTAL STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS                304         $    379      $     --
                                                                  ========        ========      ========

  TOTAL STANDBY AND FORWARD LOAN COMMITMENTS                                      $  2,136      $     --
                                                                                  ========      =======

Mezzanine Loan/Preferred Stock Commitment
-----------------------------------------

In November 2004, we provided a commitment to fund up to $74.5 million to Prime/Mansur Investment Partners, LLC in connection with its financing of an acquisition. In connection with providing the commitment, we received a commitment fee of $435,000, which was deferred on our balance sheet at March 31, 2005 and recognized on May 1, 2005, after the commitment had expired (see Note
10).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)



Stabilization Loan Guarantees
-----------------------------

During 2002, we entered into an agreement with Wachovia Bank ("Wachovia") to provide stabilization guarantees for new construction of multifamily properties under the LIHTC program in designated areas. As per the agreement, we guarantee that properties which have completed construction will stabilize and that the associated construction loans will convert to permanent Fannie Mae loans. We receive origination and guarantee fees from the developers for providing the guarantees. If the properties do not stabilize, by a date specific, with enough net operating income for Fannie Mae to fully fund its commitment for a permanent loan, we may be required to purchase the construction loan from Wachovia or to fund the difference between the construction loan amount and the reduced Fannie Mae permanent loan amount.


                                                            Maximum Amount of Guarantee
                                                                  (in thousands)
                                                                                                        Loan
                                                                                                   Administration
                                                                                                       Fee (1)
Date Closed     Project                 Location            Units         Year      1-3 Years    (annual percentage)
-----------   ---------------      --------------------    -------       ------     ---------     -----------------
  Sep-02      Creekside Apts.      Colorado Springs, CO        144       $7,500     $      --          0.375%
                                                           -------       ------     ---------          ------
Total Stabilization Loan Guarantees                            144       $7,500     $      --          0.375%
                                                           =======       ======     =========          ======


(1) Loan Administration Fee is paid quarterly during the guarantee period.

For this guarantee, and for the guarantees issued under the Fannie Mae loan program discussed above, we monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

NOTE 10 - SUBSEQUENT EVENTS

During April 2005, in accordance with our share repurchase program, we repurchased a total of 24,800 of our common shares for approximately $339,000.

During April 2005, the Clarks Crossing note receivable paid down at par. We received proceeds of approximately $926,000.

On May 1, 2005, we recognized approximately $412,000, net of related legal expenses, in relation to a deferred commitment fee that expired on April 30, 2005 (see Note 9).

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in our annual report on Form 10-K for the year ended December 31, 2004, include the following:

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

     o Conflicts which may arise among us and other entities affiliated with our Advisor which have similar investment policies to ours; and

     o Risks associated with the repurchase agreements we utilize to finance our investments and the availability of financing generally.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

Factors Affecting Comparability
-------------------------------

During 2004, we owned several properties through foreclosure, classified as Real Estate Owned - Held and Used, - subject to Sales contracts and - Held for Sale (see REAL ESTATE OWNED below). As a result of certain circumstances during 2004, we reclassified some of these assets from Held for Sale to Held and Used, resulting in a reduction in interest income recorded on Real Estate Owned - Held for Sale and an increase in rental income, property operations, and depreciation expense.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2005 and 2004:

(In thousands)

                                               Three Months Ended March 31,
                                          --------------------------------------
                                           2005            2004           Change
                                          ------          ------          ------
Total revenues                            $6,254          $3,878          61.3 %
Total expenses                             4,273           2,269          88.3
Total other income                           846           1,716         (50.7)
                                          ------          ------          ------
Net income                                $2,827          $3,325         (15.0)%
                                          ======          ======          ======


In the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, revenues increased mainly due to an increase in the purchases of new FNMA certificates and an increase in rental income recorded due to the reclassification of the concord properties from real estate owned - subject to sales contract to Real Estate Owned - Held and Used (see Real Estate Owned below). Expenses have also increased for these periods due to an increase in expenses related to property operations from the reclassification of the Concord properties as well as an increase in advisory, administrative and financing costs (partially interest rates). Other income has decreased due to the reclassification of the concord properties. Income and expenses from operations of those properties are now classified in revenue and expense categories.

In addition, the decrease in net income was impacted largely by the loss of investment yield from Real Estate Owned following the December 2004 refinancing of the Concord portfolio that lowered our economic interest in the properties.

REVENUES

                                                                   Three Months
                                                                      Ended
                                                                     March 31
                                                                  % Change from
                                                                    Prior Year
                           ------------------------------         -------------
                           Interest income
                              Debt securities                            29.7%
                              Mortgage loans                             47.1
                              Notes receivable                          (28.2)
                              Revenue bonds                             (12.5)
                              Temporary investments                      41.7
                           Rental income                                586.7
                           Other revenues                             1,115.4
                                                                   ----------

                           Total revenues                                61.3%
                                                                   ==========


At March 31, 2005, and December 31, 2004, we had the following investments:


                                    March 31, 2005                 December 31, 2004
                             ----------------------------    ----------------------------
                                              Weighted                        Weighted
                              Carrying         Average         Carrying        Average
                               Amount       Interest Rate       Amount      Interest Rate
                             -----------    -------------    ------------   -------------
Debt securities              $   223,429             6.33%     $   194,587             6.47%
Mortgage loans               $    21,395            11.68%     $    21,376            11.68%
Notes receivable             $    16,584             9.31%     $    23,111             9.43%
Revenue bonds                $     6,604             8.69%     $     6,672             8.69%


Interest income from debt securities increased, primarily due to the continued advances on the Ellington Plaza GNMA certificate and the purchase of eight FNMA certificates during the fourth quarter of 2004 and six FNMA certificates during 2005, partially offset by the repayment of the Reserve at Autumn Creek and Western Manor GNMA certificates.

Interest income from mortgage loans increased for the three months ended March 31, 2005, as compared to 2004, primarily due to the funding of Champaign Offices, Sawmill Plaza, and the Pines mezzanine loans.

Interest income from notes receivable decreased for the three months ended March 31, 2005, as compared to 2004, primarily due to the payoff of Mountain Valley and Baywoods notes in 2004, partially offset by the funding of the Woods at Mandarin note receivable.

Rental income increased for the three months ended March 31, 2005, as compared to 2004, due to the classification of the Concord properties in December 2004 as Real Estate Owned - Held and Used (see "Real Estate Owned" below).

Other revenues increased for the three months ended March 31, 2005, as compared to 2004, primarily due to the paydown of the FNMA Orchard Park certificate, resulting in a net gain, and the recognition of a non-refundable due diligence fee into income in 2005. No such fees were recorded in 2004.

EXPENSES

                                                              Three Months
                                                                 Ended
                                                                March 31
                                                             % Change from
                                                               Prior Year
-----------------------------------------------------        --------------
Interest                                                            32.5%
Distributions to preferred shareholders of subsidiary
   (subject to mandatory repurchase)                               100.0
General and administrative                                          70.7
Fees to Advisor                                                     44.0
Property operations                                                455.0
Depreciation                                                        47.0
Amortization and other                                              (4.3)
                                                               ---------

Total expenses                                                      88.3%
                                                               =========


At March 31, 2005, excluding mortgages on real estate owned, we had total debt of approximately $207.4 million with a weighted average interest rate of 3.43% per year, including the effect of our swap agreement. At March 31, 2004, we had a comparable balance of approximately $180.8 million with a weighted average interest rate of 1.9% per year.

Interest expense increased for the three months ended March 31, 2005, as compared to 2004, primarily due to the increased borrowings on the repurchase facilities stemming from an increased investment base. This increase can also be attributed to a steady increase in interest rates during 2004 and 2005.

Distributions to preferred shareholders of subsidiary (subject to mandatory repurchase) were recorded on preferred securities issued in 2005. There were no such securities issued during 2004.

General and administrative expenses increased for the three months ended March 31, 2005, as compared to 2004, primarily due to the increase in legal fees related to foreclosed properties, the increase in accounting fees related to Sarbanes-Oxley compliance, and the increase of certain other administrative costs.

Fees to Advisor increased for the three months ended March 31, 2005, as compared to 2004, primarily due to the accrual of incentive management fees and an increase in overhead allocations.

Property operations increased for the three months ended March 31, 2005, as compared to 2004, due to the classification of the Concord properties in December 2004 as Real Estate Owned - Held and Used (see "Real Estate Owned" below).

Depreciation expense increased for the three months ended March 31, 2005, as compared to 2004, due to a higher base of depreciable real estate owned in 2005 as compared to the 2004 period. In 2004, only the Plaza at San Jacinto property was depreciated. In 2005, the Concord properties are depreciating, partially offset by the removal of Plaza at San Jacinto upon its sale.

OTHER INCOME

Other income decreased for the three months ended March 31, 2005, as compared to 2004, due to the reclassification of the Concord properties to Real Estate Owned
- Held and Used. Income from these properties is now being recognized in operations and classified as rental revenues (see "Real Estate Owned" below).

REAL ESTATE OWNED

During 2004, we reclassified some of our investments in foreclosed properties as Real Estate Owned-Held for Sale on our balance sheet and recognized income from the operations of these properties. As a result of these circumstances, there was a substantial decrease in interest income from these loans, as noted above.

During the time we have owned the real estate, certain circumstances have occurred that warranted the reclassification of most of these assets. The following is the March 31, 2005 classification of our real estate owned portfolio:

     o    REAL ESTATE OWNED - HELD AND USED

          During 2004, we had three properties classified as Real Estate Owned - Subject to Sales Contracts, due to the fact that the sale of these properties did not constitute a sale in accordance with GAAP. After the properties were refinanced during December 2004, we reclassified these properties on our balance sheet as Real Estate Owned - Held and Used; we have recorded depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We have recognized income associated with the properties as income from real estate owned on the income statement up to the date of refinancing. Subsequently, we recognize income associated with a $13.4 million mezzanine loan as rental income.

          During 2005, we sold the Plaza at San Jacinto property to an unaffiliated third party for approximately its carrying value.

     o    REAL ESTATE OWNED - HELD FOR SALE

          One remaining property in our real estate owned portfolio, Reserve at Autumn Creek, will continue to remain as Real Estate Owned - Held for Sale as we continue to market the real estate. We have changed the marketing strategy of this asset in order to reflect marketplace behavior.

Funds from Operations
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures, and to fund other cash needs.

The following table reconciles net income to FFO for the three months ended March 31, 2005 and 2004:

                                                       ========================
                                                           Three Months Ended
              (In thousands)                                  March 31,
                                                       ------------------------
                                                         2005            2004
                                                       --------        --------
Net income                                             $  2,827        $  3,325

Add back: depreciation of real property                     366             249
                                                       --------        --------

FFO                                                    $  3,193        $  3,574
                                                       ========        ========

Cash flows from:
Operating activities                                   $  3,661        $  3,123
                                                       ========        ========
Investing activities                                   $(33,377)       $ 12,685
                                                       ========        ========
Financing activities                                   $ 37,170        $ (6,975)
                                                       ========        ========

Weighted average shares outstanding:
Basic                                                     8,337           8,338
                                                       ========        ========
Diluted                                                   8,344           8,362
                                                       ========        ========


Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our Real Estate Investment Trust ("REIT") status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code, as amended, we must, among other things, distribute at least 90% of our taxable income. We believe that we are in compliance with the REIT-related provisions of the Code.

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At March 31, 2005, we had approximately $48.5 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our declaration of trust.

In August 2005, our warehouse facility will mature. We are currently in negotiations with a financial institution to replace this facility with a similar one with similar terms.

From time to time, we may also issue common shares or other equity to fund investing activity. During 2005, our subsidiary issued $25.0 million of Floating Rate Preferred Securities. The proceeds received were used to purchase FNMA certificates.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC in 2002. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

SUMMARY OF CASH FLOWS

During the three months ended March 31, 2005, as compared to the three months ended March 31, 2004, the net change in cash and cash equivalents decreased approximately $1.4 million. Operating cash flows improved by $538,000 primarily due to the timing of payments of liabilities. An increase in net cash used in investing activities (approximately $46.1 million) offset by an increase in net cash provided by financing activities (approximately $44.1 million) was due to a higher level of investing activity in debt securities and the purchase of a mortgage loan on real estate owned during the 2005 period. This investing activity was funded through borrowings from our repurchase facilities and through the issuance of preferred shares.

OTHER

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions of approximately $3.3 million for both the three months ended March 31, 2005 and 2004, approximately $628,000 in 2005 ($0.08 per share or 18.82%) and approximately $10,800 in 2004 (0.32%), represented a return of capital determined in accordance with GAAP. As of March 31, 2005, the aggregate amount of distributions made since our initial public offering representing a return of capital, in accordance with GAAP, totaled approximately $17.8 million. The portion of the distributions which constituted a return of capital was more significant in our initial years in order to permit us to maintain level distributions to shareholders while we were in the process of investing the proceeds from our initial public offering.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

STABILIZATION GUARANTEES


                                                                             Maximum Amount of Guarantee
                                                                                   (in thousands)
                                                                                                        Loan
                                                                                                   Administration
                                                                       Less than                       Fee (1)
Date Closed     Project                 Location            Units        1 Year      1-3 Years    (annual percentage)
-----------   ---------------      --------------------    -------     ---------     ---------     -----------------
  Sep-02      Creekside Apts.      Colorado Springs, CO        144        7,500            --          0.375%
                                                           -------       ------     ---------          ------
  Total Stabilization Loan Guarantees                          144       $7,500     $      --              --
                                                           =======       ======     =========          ======


(1) Loan Administration Fee is paid quarterly during the guarantee period.

See Note 9 of our condensed consolidated financial statements for a complete summary of our guarantees and off-balance arrangements.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.

                                                               Payments Due by Period
                                                                   (In thousands)
                                        -------------------------------------------------------------------
                                                       Less than                                  More than
                                          Total         1 Year       1 - 3 Years   3 - 5 Years     5 Years
                                        ----------    -----------    -----------   -----------    ---------
Debt:
Lines of credit:
  Repurchase facilities                 $  178,325    $   178,325    $       --    $       --     $      --
  Warehouse facility                         4,070          4,070            --            --            --
Mortgage loan on real estate owned (1)      40,875            476         1,696         2,014        36,689
Preferred shares of subsidiary
  (subject to mandatory repurchase)         25,000             --            --            --        25,000
Funding Commitments:
  Funding commitment for
   mezzanine/preferred stock (2)            74,500         74,500            --            --            --
  Standby and forward bridge loan
   commitments                               1,757          1,757            --            --            --
  Standby and forward mezzanine loan
   commitments                                 379            379            --            --            --
                                        ----------    -----------    ----------    ----------     ---------

Total                                   $  324,906    $   259,507    $    1,696    $    2,014     $  61,689
                                        ----------    -----------    ----------    ----------     ---------


(1) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Properties) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The first mortgage loan is non-recourse with respect to AMAC, the debt service is paid from the cash flows of the properties and we will not be required to satisfy the obligation. (See Note 4).

(2) Pertains to a commitment made to Prime Realty Trust. Obligation to fund this commitment expired on April 30, 2005.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which the Company is exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of the Company.

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

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. During March 2003, upon our management's analysis of the interest rate environment and the costs and risks of such strategies, we entered into an interest rate swap in order to hedge against increases in the floating interest rate on our repurchase facilities. The swap is a five-year agreement with Bank of America ("BOA") whereby we pay BOA a fixed 3.48% on a notional amount of $30.0 million. In return, BOA pays us a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. A possible risk of such swap agreements is the possible inability of BOA to meet the terms of the contracts with us; however, there is no current indication of such an inability.

Based on the $177.4 million unhedged portion of the $207.4 million of borrowings outstanding at March 31, 2005, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $1.8 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% increase in LIBOR would increase our annual net income and cash flows from such loans by approximately $160,000. Because the value of our debt securities fluctuate with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the State District Court of Harris County, Texas. The suit claims, among other causes of action against the respective defendants, that we conducted wrongful foreclosure in that the loan guarantor did not derive any benefit from our loan and that the limited partners of the loan guarantor did not authorize the loan transaction. The suit seeks, among other relief, actual, consequential, exemplary, and punitive damages, a declaration that the loan made by us is unenforceable, and that we were involved in a conspiracy to defraud the loan guarantor. The discovery phase of this suit has been completed and is proceeding to either summary judgment or trial. A trial date has not been set.

          Subsequently, we filed a countersuit on November 25, 2003, against the limited partners of the loan guarantor seeking to recover unpaid taxes and misappropriated property receipts. We are currently unable to determine the possible outcome of the litigation.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

          The following table sets forth information with respect to purchases made by the Company of its common shares during the three months ended March 31, 2005:

                                                                          Total number of          Maximum number
                                                                        shares purchased as      of shares that may
                              Total number of       Average price         part of publicly        yet be purchased
        Period                shares purchased      paid per share       announced programs      under the programs
        -----------------------------------------------------------------------------------------------------------
        March 31, 2005             2,100                $13.69                 2,100                  993,900


          See also Note 5 of our condensed consolidated financial statements for information relating to the issuance of Floating Rate Preferred Securities by ACFI.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.   OTHER INFORMATION - None

ITEM 6.   EXHIBITS

          Exhibits

          31.1 Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          32.2 Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          * Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of Section 13 or 15(d) the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)


Date: May 10, 2005             By:  /s/ Stuart J. Boesky
                                    --------------------
                                    Stuart J. Boesky
                                    President and Chief Executive Officer


Date: May 10, 2005             By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Chief Financial Officer and Managing Trustee

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2005, of American Mortgage Acceptance Company;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


         Date:  May 10, 2005                        By:  /s/ Stuart J. Boesky
                ------------                             --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2005, of American Mortgage Acceptance Company;

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

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and we have:

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

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting.

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of registrant's board of directors or persons performing the equivalent functions:

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


         Date:  May 10, 2005                        By:  /s/ Alan P. Hirmes
                ------------                             ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Stuart J. Boesky, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Stuart J. Boesky
     --------------------
     Stuart J. Boesky
     Chief Executive Officer
     May 10, 2005


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

                                                                    Exhibit 32.2



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending March 31, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Alan P. Hirmes
     ------------------
     Alan P. Hirmes
     Chief Financial Officer
     May 10, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.