Form 10-Q
period 2005-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2005-08-08
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005


                                       OR


          TRANSITION  REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                         Commission File Number 0-23972

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         Massachusetts                                          13-6972380
---------------------------------                          ---------------------
(State or other jurisdiction of                             (I.R.S. Employer
  incorporation or organization)                             Identification No.)

 625 Madison Avenue, New York, New York                            10022
----------------------------------------                   ---------------------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code (212) 317-5700


     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                             -----  -----

     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X No
                                        -----  -----

As of July 31, 2005, 8,311,226 shares of the Registrant's shares of beneficial interest, $0.10 par value, were outstanding.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q



                                                                                                                PAGE
PART I
                     Item 1.           Condensed Consolidated Financial Statements                                3
                     Item 2.           Management's Discussion and Analysis of Financial Condition and
                                           Results of Operations                                                 14
                     Item 3.           Quantitative and Qualitative Disclosures about Market Risk                20
                     Item 4.           Controls and Procedures                                                   21

PART II
                     Item 1.           Legal Proceedings                                                         22
                     Item 2.           Unregistered Sales of Equity Securities and Use of Proceeds               22
                     Item 3.           Defaults Upon Senior Securities                                           22
                     Item 4.           Submission of Matters to a Vote of Security Holders                       22
                     Item 5.           Other Information                                                         23
                     Item 6.           Exhibits                                                                  23

SIGNATURES                                                                                                       25


     See accompanying notes to condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                     ASSETS
                                                                                June 30,   December 31,
                                                                                  2005        2004
                                                                              -----------  -----------
                                                                              (Unaudited)
Investments in debt securities                                                 $ 230,308    $ 194,587
Investments in mortgage loans, net                                                42,458       21,376
Notes receivable, net                                                             15,424       23,111
Investments in revenue bonds                                                       6,656        6,672
Investment in ARCap                                                               20,240       20,240
Real estate owned - held and used, net                                            51,317       60,211
Real estate owned - held for sale                                                 19,175       17,924
Cash and cash equivalents                                                          8,849        2,674
Other assets                                                                       3,720        2,238
                                                                               ---------    ---------

Total assets                                                                   $ 398,147    $ 349,033
                                                                               =========    =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                                $ 201,140    $ 157,633
  Warehouse facility payable                                                       4,070        3,827
  Line of credit - due to related party                                               --        4,600
  Mortgages payable on real estate owned                                          40,748       56,993
  Preferred shares of subsidiary (subject to mandatory repurchase)                25,000           --
  Accounts payable and accrued expenses                                            1,158        1,344
  Due to Advisor and affiliates                                                    1,231          770
  Distributions payable                                                            3,335        3,334
                                                                               ---------    ---------

Total liabilities                                                                276,682      228,501
                                                                               ---------    ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000 shares authorized;
   8,717 issued and 8,311 outstanding in 2005 and 8,716 issued and 8,337
   outstanding in 2004                                                               872          871
  Treasury shares of beneficial interest at par; 406 shares in 2005 and 379
   shares in 2004                                                                    (41)         (38)
  Additional paid-in capital                                                     126,433      126,800
  Share - based compensation                                                          --          (16)
  Distributions in excess of net income                                          (17,977)     (17,202)
  Accumulated other comprehensive income                                          12,178       10,117
                                                                               ---------    ---------

Total shareholders' equity                                                       121,465      120,532
                                                                               ---------    ---------

Total liabilities and shareholders' equity                                     $ 398,147    $ 349,033
                                                                               =========    =========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                     (In thousands except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended       Six Months Ended
                                                                    June 30,                June 30,
                                                             --------------------    --------------------

                                                               2005        2004        2005        2004
                                                             --------    --------    --------    --------
Revenues:
   Interest income:
     Debt securities                                          $ 3,339     $ 2,406     $ 6,371     $ 4,743
     Mortgage loans                                             1,148         377       1,763         795
     Notes receivable                                             378         599         857       1,266
     Revenue bonds                                                146         168         293         336
     Temporary investments                                         67           8          84          20
   Rental income of real estate owned - held and used           1,699       1,804       3,505       3,710
   Other revenues                                                 499          34         657          48
                                                              -------     -------     -------     -------

     Total revenues                                             7,276       5,396      13,530      10,918
                                                              -------     -------     -------     -------

Expenses:
   Interest                                                     1,735         836       2,917       1,728
   Interest - distributions to preferred shareholders of
    subsidiary (subject to mandatory repurchase)                  432          --         500          --
   General and administrative                                     468         387         905         643
   Fees to Advisor                                                680         682       1,374       1,164
   Property operations of real estate
    owned-held and used                                           837         617       1,625       1,396
   Mortgage interest for real estate owned - held and used        603          --       1,208          --
   Depreciation                                                   336          59         702         308
   Amortization and other                                          91          64         224         203
                                                              -------     -------     -------     -------

     Total expenses                                             5,182       2,645       9,455       5,442
                                                              -------     -------     -------     -------

Other income:
   Equity in earnings of ARCap                                    600         600       1,200       1,200
   Income from real estate owned - held
     for sale                                                     375          --         621          --
                                                              -------     -------     -------     -------

     Total other income                                           975         600       1,821       1,200
                                                              -------     -------     -------     -------

   Net income                                                 $ 3,069     $ 3,351     $ 5,896     $ 6,676
                                                              =======     =======     =======     =======

   Net income per share (basic and diluted)                   $  0.37     $  0.40     $  0.71     $  0.80
                                                              =======     =======     =======     =======

   Dividends per share                                        $  0.40     $  0.40     $  0.80     $  0.80
                                                              =======     =======     =======     =======

   Weighted average shares outstanding:
     Basic                                                      8,311       8,336       8,324       8,337
                                                              =======     =======     =======     =======
     Diluted                                                    8,311       8,336       8,327       8,345
                                                              =======     =======     =======     =======


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                              Six Months Ended
                                                                                  June 30,
                                                                           ----------------------

                                                                             2005          2004
                                                                           --------      --------
Cash flows from operating activities:
Net income                                                                 $  5,896      $  6,676
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation expense                                                       702           308
     Amortization and accretion                                                 176            52
     Other non-cash expense                                                      20            20
   Changes in operating assets and liabilities:
     Accrued interest receivable                                               (461)          774
     Other assets                                                              (250)         (548)
     Due to Advisor and affiliates                                              462           347
     Accounts payable and accrued expenses                                     (122)         (458)
     Accrued interest payable                                                    81          (587)
                                                                           --------      --------

   Net cash provided by operating activities                                  6,504         6,584
                                                                           --------      --------

Cash flows from investing activities:
   Investment in debt securities                                            (40,443)       (6,600)
   Principal repayments of debt securities                                    6,384        15,018
   Purchase of mortgage on real estate owned                                (17,150)           --
   Proceeds from sale of real estate owned                                    7,474            --
   Funding of notes receivable                                                 (472)       (3,722)
   Repayment of notes receivable                                              8,177         2,852
   Paydown on property classified as real estate owned - held and used          480            --
   Additions to real estate owned                                               (14)           --
   Principal repayments on revenue bonds                                        104           793
   Funding of mortgage loans                                                (21,178)         (189)
   Repayments of mortgage loans                                                  --           531
                                                                           --------      --------

Net cash (used in) provided by investing activities                         (56,638)        8,683
                                                                           --------      --------


                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)



                                                              Six Months Ended
                                                                  June 30,
                                                           ----------------------

                                                             2005          2004
                                                           --------      --------
Cash flows from financing activities:
   Proceeds from repurchase facilities                       63,548         9,653
   Repayments of repurchase facilities                      (20,041)      (16,814)
   Proceeds from warehouse facility                             243           484
   Repayments of warehouse facility                              --        (4,561)
   Proceeds from line of credit - due to related party       14,761         3,122
   Repayment of line of credit - due to related party       (19,361)           --
   Distribution paid to shareholders                         (6,671)       (6,671)
   Deferred financing costs                                    (802)           --
   Treasury stock purchases                                    (368)          (52)
   Issuance of preferred shares of subsidiary                25,000            --
                                                           --------      --------

Net cash provided by (used in) financing activities          56,309       (14,839)
                                                           --------      --------

Net increase in cash and cash equivalents                     6,175           428

Cash and cash equivalents at the beginning of the year        2,674         2,028
                                                           --------      --------

Cash and cash equivalents at the end of the period         $  8,849      $  2,456
                                                           ========      ========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



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

In March 2005, we formed AMAC Capital Financing I ("ACFI"), a wholly owned trust, for the purpose of issuing trust preferred securities, which are subject to mandatory repurchase in March 2035 and are callable in March 2010 (see Note
7).

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2005, and the results of our operations and our cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

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

Our annual report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2004; however, we have entered into a transaction during 2005 which involves a new significant accounting policy (see
Note 7).

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

Certain prior year amounts have been reclassified to conform to the current year presentation, in particular, the reclassification of results of operations of our real estate owned - held and used portfolio.

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

During the first quarter of 2005, we purchased six Fannie Mae ("FNMA") certificates with principal amounts totaling approximately $34.3 million. The certificates were purchased at premiums totaling approximately $96,000 with a weighted average maturity date of January 2033 and bear interest at rates ranging from 4.90% per year to 6.65% per year.

During the second quarter of 2005, we purchased an additional FNMA certificate with a principal amount of $3.9 million. The certificate, which matures May 2023, was purchased at a premium of approximately $23,000 and bears interest at a rate of 5.60% per year.

During January 2005, one Ginnie Mae ("GNMA") certificate was repaid at par. We received approximately $2.4 million in proceeds.

During February 2005, one FNMA certificate was repaid. We received approximately $3.2 million in proceeds, resulting in a write off of an unamortized discount of approximately $47,000, which is included in other revenues in the condensed consolidated statements of income.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Information regarding our investments in debt securities is as follows:


                                                        (In thousands)
                                                  June 30,          December 31,
                                                    2005                2004
                                                 ----------         ------------
Amortized cost                                   $ 218,560            $ 184,576
Unrealized gains                                    12,125               11,370
Unrealized losses                                     (377)              (1,359)
                                                 ---------            ---------
Net unrealized gain                                 11,748               10,011
                                                 ---------            ---------
Fair value                                       $ 230,308            $ 194,587
                                                 =========            =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position, at June 30, 2005, and December 31, 2004, is summarized in the table below:
                             (Dollars in thousands)


                                   June 30, 2005                     December 31, 2004
                         --------------------------------    --------------------------------
                         Fewer than  12 Months               Fewer than  12 Months
                         12 Months    or More      Total     12 Months    or More      Total
                         ----------  ---------    -------    ----------  ---------    -------
Number of securities            1           5           6          11           7          18
Fair value                $13,775     $12,333     $26,108     $46,055     $16,832     $62,887
Gross unrealized loss     $   141     $   236     $   377     $   515     $   844     $ 1,359


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

At June 30, 2005, debt securities with a fair value of approximately $229.0 million were partially or wholly pledged as collateral under our repurchase facilities. At June 30, 2005, we had approximately $16.4 million, available to borrow off of partially or unpledged debt securities.

NOTE 3 - INVESTMENTS IN MORTGAGE LOANS

During May 2005, we were called upon to fund a $7.5 million first mortgage in connection with a loan stabilization guarantee (see Note 11). The loan, which we expect to be repaid when permanent financing is arranged, bears interest at a rate of 6.82% per year.

During May 2005, we funded approximately $3.1 million of a $7.3 million mezzanine loan secured by a land parcel, which matures April 2007 and bears interest at a rate of 20% per year. We also received a loan origination fee of $146,000, which is deferred and will be recorded as income ratably over the life of the loan.

During May 2005, we funded approximately $6.9 million of an approximate $8.4 million mezzanine loan secured by multifamily housing, which matures December 2007 and bears interest at a rate of LIBOR + 12.75% per year.

During June 2005, we funded approximately $3.3 million for a mezzanine loan secured by a shopping center, which matures June 2015 and bears interest at a rate of 10.25% per year.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



NOTE 4 - NOTES RECEIVABLE

During the six months ended June 30, 2005, several notes receivable have partially or fully repaid. We have received a total of approximately $8.2 million in proceeds relating to repayments of these notes.

NOTE 5 - REAL ESTATE OWNED

Our real estate owned at June 30, 2005, and December 31, 2004, consisted of the following:

(dollars in thousands)

                                                                                                  Carrying Value
                                                                                 Carrying Value       as of
                                                  Number of                           as of        December 31,
                                                    Units          Location       June 30, 2005        2004
                                                  ---------     ---------------   -------------    ------------
Real Estate Owned - Held and Used
---------------------------------

Plaza at San Jacinto (1)                                 --        La Porte, TX     $      --       $  7,929
   Less: accumulated depreciation                        --                                --           (425)
                                                  ---------                         ---------       --------
Total Plaza at San Jacinto, net                          --                                --          7,504
                                                                                    ---------       --------

Concord Portfolio                                       852         Houston, TX        53,707         54,425
   Less: accumulated depreciation                        --                            (2,390)        (1,718)
                                                  ---------                         ---------       --------
Total Concord Portfolio, net                            852                            51,317         52,707
                                                                                    ---------       --------

Total Real Estate  Owned - Held and Used, net           852                         $  51,317       $ 60,211
                                                  =========                         =========       ========

Real Estate Owned - Held for Sale
---------------------------------

Reserve at Autumn Creek (2)                             212     Friendswood, TX     $  19,175       $  17,924
                                                  =========                         =========       ========

Mortgages Payable on Real Estate Owned
--------------------------------------

Concord Portfolio                                                                   $  40,748       $ 41,000
Reserve at Autumn Creek (2)                                                                --         15,993
                                                                                    ---------       --------

Total  Mortgages  Payable on Real  Estate
Owned                                                                               $  40,748       $ 56,993
                                                                                    =========       ========


(1) During February 2005, the Plaza at San Jacinto property was sold to an unaffiliated third party. We received approximately $7.4 million in proceeds from the sale, which approximated the property's carrying value. Accordingly, no gain or loss was recorded.
(2) During February 2005, we purchased the first mortgage on the Reserve at Autumn Creek property at a foreclosure auction for approximately $17.2 million.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



NOTE 6 - REPURCHASE FACILITIES

During June 2005, we executed a new repurchase agreement with UBS Financial Services, which offers us an advance rate of 97% and a borrowing rate set at 30-day LIBOR. The borrowings are subject to 30-day settlement terms. We transferred ten FNMA and GNMA certificates previously held as collateral on our RBC repurchase facility to this facility, and the amount outstanding under this facility at June 30, 2005, was approximately $51.1 million with a weighted average interest rate of 3.26%.

NOTE 7 - SUBSIDIARY EQUITY

During March 2005, ACFI issued 25,000 Floating Rate Preferred Securities, having a stated liquidation amount of $1,000 per security. We received approximately $24.2 million in proceeds, net of closing costs, which are deferred and will be amortized ratably over a 30-year period to the redemption date. The securities are callable in March 2010 and bear interest, re-set quarterly, equal to 30-day LIBOR plus 3.75%. At June 30, 2005, the rate was 7.09%.

SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, requires that mandatorily redeemable financial instruments be classified as liabilities in the consolidated financial statements and the payments or accruals of dividends and other amounts to be paid to the holders of these securities be reported as interest costs. Due to the mandatory redemption feature, we have classified these securities as liabilities and recorded and carry them at fair value.

NOTE 8 - RELATED PARTY TRANSACTIONS

The costs paid or payable to our Advisor for the three and six months ended June 30, 2005 and 2004, were as follows:


                                      Three Months Ended       Six Months Ended
                                           June 30,                June 30,
                                      ------------------      ------------------

                                       2005        2004        2005        2004
                                      ------      ------      ------      ------
Shared services expenses              $  210      $  187      $  456      $  356
Asset management fees                    382         305         710         618
Incentive management fee*                 88         190         208         190
                                      ------      ------      ------      ------

                                      $  680      $  682      $1,374      $1,164
                                      ======      ======      ======      ======


* Accrual based on our estimates of 2005 full-year results.

In June 2004, we entered into a revolving credit facility (the "Revolving Facility") with CharterMac, an affiliated company and parent of our Advisor. The Revolving Facility, which is unsecured, provides up to $20.0 million in borrowings to purchase new investments. As of June 30, 2005, we had no outstanding borrowings on this facility. At December 31, 2004, we had $4.6 million in borrowings outstanding on this facility at an interest rate of 5.42%. This facility expires in June 2006, pursuant to a one year extension.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the six months ended June 30, 2005 and 2004, was as follows:


                        (In thousands)                             Six Months Ended
                                                                       June 30,
                                                                 --------------------
                                                                   2005        2004
                                                                 --------    --------
Net income                                                       $ 5,896     $ 6,676
Net unrealized gain (loss) on interest rate derivatives
  arising during the period                                          237         (54)
Unrealized holding gain (loss) on investments arising during
  the period                                                       1,824      (2,679)
                                                                 -------     -------

Total comprehensive income                                       $ 7,957     $ 3,943
                                                                 =======     =======


NOTE 10 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)


Three Months Ended June 30, 2005:                Income       Shares     Per Share
                                                 ------       ------     ---------
   Basic EPS                                     $3,069        8,311       $0.37
   Effect of dilutive securities                     --           --          --
                                                 ------       ------       -----
   Diluted EPS                                   $3,069        8,311       $0.37
                                                 ======       ======       =====

Three Months Ended June 30, 2004:

   Basic EPS                                     $3,351        8,336       $0.40
   Effect of dilutive securities                     --           --          --
                                                 ------       ------       -----
   Diluted EPS                                   $3,351        8,336       $0.40
                                                 ======       ======       =====

Six Months Ended June 30, 2005:

   Basic EPS                                     $5,896        8,324       $0.71
   Effect of dilutive securities                     --            3          --
                                                 ------       ------       -----
   Diluted EPS                                   $5,896        8,327       $0.71
                                                 ======       ======       =====

Six Months Ended June 30, 2004:

   Basic EPS                                     $6,676        8,337       $0.80
   Effect of dilutive securities                     --            8          --
                                                 ------       ------       -----
   Diluted EPS                                   $6,676        8,345       $0.80
                                                 ======       ======       =====


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



NOTE 11 - COMMITMENTS AND CONTINGENCIES

a) Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleges that the loan transaction was not properly authorized by the partnership and was not for a legitimate partnership purpose. The suit claims, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit seeks, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents are unenforceable and constitute a cloud on title. The discovery phase of this suit has been completed. A summary judgment was filed by us, but was denied on July 25, 2005. It is not known when the case will be called to trial.

We filed a countersuit on November 25, 2003, against Concord Gulfgate, Ltd., as guarantor, seeking a deficiency on the loan, and recovery of unpaid taxes and certain property receipts. We are currently unable to determine the possible outcome of the litigation.

b)   Guarantees

In June and October of 2000, we originated two loans totaling $3.3 million under an agreement with Fannie Mae that provided for our guaranteeing a first-loss position on the loans. In September 2003, we transferred and assigned all of our obligations with respect to the two loans we originated under this program to CharterMac Mortgage Capital Corp. ("CMC"), a subsidiary of CharterMac, both of which are affiliates of our Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations under the loans, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive under the program. While provisions of this agreement could potentially result in exposure of up to $7.5 million, the maximum exposure at June 30, 2005 was $3.2 million, and we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

For these guarantees, we monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)



Standby and Forward Loan Commitments
------------------------------------

We  issued  the  following   standby  and  forward  bridge  and  permanent  loan
commitments for the purpose of funding construction/rehabilitation of certain multifamily apartment complexes in various locations.

STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS
-------------------------------------------

                                                                                    (In thousands)
                                                                             MAXIMUM AMOUNT OF COMMITMENT
                                                                             ----------------------------
                                                                 NO. OF APT.   LESS THAN
ISSUE DATE     PROJECT                     LOCATION                 UNITS       1 YEAR       1-3 YEARS
---------------------------------------------------------------------------------------------------------
May-04         Oak Village                 Oakland, CA               117        $  967        $   --
Jun-04         Woods of Mandarin           Jacksonville, FL          401           428            --
Dec-03         Reserve at Thornton         Thornton, CO              216           183            --
                                                               ------------------------------------------

   TOTAL STANDBY AND FORWARD BRIDGE LOAN COMMITMENTS                 734        $1,578        $   --
                                                               ==========================================


STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS
----------------------------------------------

                                                                             MAXIMUM AMOUNT OF COMMITMENT
                                                                             ----------------------------
                                                                 NO. OF APT.   LESS THAN
ISSUE DATE     PROJECT                     LOCATION                 UNITS       1 YEAR       1-3 YEARS
---------------------------------------------------------------------------------------------------------
May-05         Pasadena                    Pasadena, FL               --        $2,290        $1,154
Apr-05         Atlantic Hearthstone        Hillsborough, NJ          198         1,500            --
                                                               ------------------------------------------

TOTAL STANDBY AND FORWARD MEZZANINE LOAN COMMITMENTS                 198        $3,790        $1,154
                                                               ==========================================

TOTAL STANDBY AND FORWARD LOAN COMMITMENTS                                      $5,368        $1,154
                                                                             ============================


Mezzanine Loan/Preferred Stock Commitment
-----------------------------------------

In November 2004, we provided a commitment to fund up to $74.5 million in connection with the borrower's financing of an acquisition. The commitment expired unused in April 2005, and we recognized a commitment fee of approximately $412,000, net of related legal expenses, upon the expiration.

Loan Stabilization Guarantees
-----------------------------

In accordance with an agreement entered into in 2002 with Wachovia Bank ("Wachovia") to provide stabilization guarantees for new construction of multifamily properties, we were called upon to fund the last guarantee made under the program. In May 2005, we funded a $7.5 million loan secured by multifamily housing (see Note 3).

NOTE 12 - SUBSEQUENT EVENTS

In July 2005, we funded approximately $6.2 million of an approximate $7.5 million mezzanine loan secured by multifamily housing. The loan, which matures January 2008, bears interest at a rate of 30-day LIBOR + 11.50% per year.

In July 2005, we received an executed letter of intent to purchase a defaulted GNMA certificate and mezzanine loan at par plus any accrued unpaid interest. As such, we have recognized approximately $201,000 in previously unrecorded, unpaid interest relating to the mezzanine loan for the period April 2004 through June 2005.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in our annual report on Form 10-K for the year ended December 31, 2004, include the following:

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

Factors Affecting Comparability
-------------------------------

During 2004, we owned several properties through foreclosure, classified as Real Estate Owned - Held and Used, -Subject to Sales Contracts and - Held for Sale. As a result of certain circumstances during 2004, we reclassified some of these assets from Held for Sale to Held and Used, resulting in greater depreciation expenses in the current year (see "Real Estate Owned" below).

During March 2005, we issued $25.0 million of Floating Rate Preferred Securities through a subsidiary. Due to the mandatory redemption feature of these securities, the payments or accruals of dividends and other amounts to be paid to the holders of these securities are reported as interest costs. As a result, these interest costs are classified as Interest - Distributions to Preferred Shareholders of Subsidiary (Subject to Mandatory Repurchase). There were no such interest costs in prior, comparable periods.

Results of Operations
---------------------

The following is a summary of our operations for the three and six months ended June 30, 2005 and 2004:

(In thousands)


                         Three Months Ended June 30,         Six Months Ended June 30,
                       -------------------------------    -------------------------------
                         2005        2004       Change      2005        2004       Change
                       -------     -------      ------    -------     -------      ------
Total revenues         $ 7,276     $ 5,396       34.8 %   $13,530     $10,918       23.9 %
Total expenses           5,182       2,645       95.9       9,455       5,442       73.7
Total other income         975         600       62.5       1,821       1,200       51.8
                       -------     -------       ----     -------     -------       ----
Net income             $ 3,069     $ 3,351       (8.4)%   $ 5,896     $ 6,676      (11.7)%
                       =======     =======       ====     =======     =======       ====


In both the three and six month periods ended June 30, 2005, as compared to the same periods in 2004, revenues increased mainly due to the purchases of new FNMA certificates and the funding of several new mezzanine loans. Expenses have also increased for these periods due to mortgage interest costs for Real Estate Owned
- Held and Used following the December 2004 refinancing of the Concord Portfolio, as well as an increase in advisory, administrative, depreciation and financing costs (particularly higher interest rates). Other income has increased due to the recognition of income relating to the purchase of the Autumn Creek property in Real Estate Owned - Held For Sale.

REVENUES


                                        Three Months               Six Months
                                           Ended                     Ended
                                       June 30, 2005             June 30, 2005
                                       % Change from             % Change from
                                        Prior Year                 Prior Year
----------------------------           -------------             -------------
Interest income:
   Debt securities                            38.8 %                    34.3 %
   Mortgage loans                            204.5                     121.8
   Notes receivable                          (36.9)                    (32.3)
   Revenue bonds                             (13.1)                    (12.8)
   Temporary investments                     737.5                     320.0
Other revenues                             1,367.6                   1,268.8
                                        ----------                ----------
  Subtotal                                    55.3 %                    39.1 %

Rental income                                 (5.8)                     (5.5)
                                        ----------                ----------

Total revenues                                34.8 %                    23.9 %
                                        ==========                ==========


At June 30, 2005, and December 31, 2004, we had the following investments:


                                         As of                            As of
                                     June 30, 2005                  December 31, 2004
                              ----------------------------    ------------------------------
                                              Weighted                          Weighted
                              Carrying         Average          Carrying         Average
                               Amount       Interest Rate        Amount       Interest Rate
                             -----------    -------------      -----------    -------------
Debt securities              $   230,308         6.32%         $   194,587         6.47%
Mortgage loans               $    42,458        12.90%         $    21,376        11.68%
Notes receivable             $    15,424         9.45%         $    23,111         9.43%
Revenue bonds                $     6,656         8.69%         $     6,672         8.69%


Interest income from debt securities increased, primarily due to the continued advances on an existing GNMA certificate and the purchase of eight new FNMA certificates during the fourth quarter of 2004 and seven new FNMA certificates during 2005, partially offset by the repayment of two GNMA certificates. The decrease in the weighted average interest rate on debt securities as of June 30, 2005 as compared to December 31, 2004 was primarily due to the rising interest rates on mortgage loans, which fluctuate inversely with interest rates on our debt securities.

Interest income from mortgage loans increased for the three and six months ended June 30, 2005, as compared to 2004, primarily due to the funding of three mezzanine loans during the second half of 2004 and the funding of three mezzanine loans during the second quarter of 2005. We have also funded a loan pursuant to a guarantee during the second quarter of 2005 (see Note 11). The increase can also be attributed to the recognition of unpaid interest on a previously defaulted loan (see Note 12). The increase in the weighted average interest rates on mortgage loans as of June 30, 2005 as compared to December 31, 2004 primarily due to the increase in interest rates in the market.

Interest income from notes receivable decreased for the three and six months ended June 30, 2005, as compared to 2004, primarily due to the payoff of several notes in 2004, partially offset by the funding of a new note receivable.

Other revenues increased for the three and six months ended June 30, 2005, as compared to 2004, primarily due to the recognition of a commitment fee in the second quarter of 2005, the write off of an unamortized discount relating to the paydown of a FNMA certificate, and the recognition of a non-refundable due diligence fee in 2005. No such fees were recorded in 2004.

Rental income decreased for the three and six months ended June 30, 2005, as compared to 2004, due to the Plaza at San Jacinto sale in February 2005.

EXPENSES


                                                             Three Months     Six Months
                                                                 Ended          Ended
                                                             June 30, 2005   June 30, 2005
                                                             % Change from   % Change from
                                                              Prior Year      Prior Year
-------------------------------------------------------      -------------   -------------
Interest                                                        107.5%           68.8%
Distributions to preferred shareholders                         100.0           100.0
General and administrative                                       20.9            40.7
Fees to Advisor                                                  (0.3)           18.0
Depreciation                                                    469.5           127.9
Amortization and other                                           42.2            10.3
                                                                -----           -----
  Subtotal                                                       84.5 %          63.7%

Property operations                                              35.7            16.4
Mortgage interest for real estate owned - held and used         100.0           100.0
                                                                -----           -----

Total expenses                                                   95.9%           73.7%
                                                                =====           =====


At June 30, 2005, excluding mortgages on real estate owned, we had total debt of approximately $230.2 million with a weighted average interest rate of 3.73% per year, including the effect of our swap agreement. At June 30, 2004, we had a comparable balance of approximately $176.3 million with a weighted average interest rate of 2.00% per year. The increase in the weighted average interest rate is due to steady increases in interest rates during 2004 and 2005.

Interest expense increased for the three and six months ended June 30, 2005, as compared to 2004, primarily due to the increased borrowings on the repurchase facilities stemming from an increased investment base and the increase in interest rates during 2004 and 2005.

Distributions to preferred shareholders were recorded following the issuance of the securities in March 2005. There were no such securities outstanding during 2004.

General and administrative expenses increased for the three and six months ended June 30, 2005, as compared to 2004, primarily due to an increase in legal fees related to foreclosed properties, an increase in accounting fees related to

Sarbanes-Oxley compliance, and an increase in tax expense due to an accrual for excise taxes relating to the 2004 tax year.

Fees to Advisor remained in line for the three months ended June 30, 2005, as compared to 2004, due to an increase in overhead allocations and an increase in asset management fees paid to our Advisor because of an increased asset base, partially offset by a decrease in incentive management fee accrual, which is based on income projections. Fees to Advisor increased for the six months ended June 30, 2005, as compared to 2004, primarily due to an increase in the overhead allocations and the asset management fees paid to our Advisor.

Property operations represents all costs at the property level on all of our Real Estate Owned - Held and Used properties.

Mortgage interest for Real Estate Owned - Held and Used increased for the three and six months ended June 30, 2005, as compared to 2004, due to debt service costs associated with a $41.0 million mortgage on the Concord Portfolio (see "Real Estate Owned" below).

Depreciation expense increased for the three and six months ended June 30, 2005, as compared to 2004, due to a higher base of depreciable real estate owned in 2005 as compared to the 2004 period. In 2004, only the Plaza at San Jacinto property was depreciated. In 2005, the Concord Portfolio is depreciating, partially offset by the removal of Plaza at San Jacinto upon its sale.

OTHER INCOME

Other income increased for the three and six months ended June 30, 2005, as compared to 2004, due to purchase of the Autumn Creek mortgage, resulting in the recording of property operations from Real Estate Owned - Held For Sale (see "Real Estate Owned" below).

REAL ESTATE OWNED

During 2004, we reclassified some of our investments in foreclosed properties as Real Estate Owned - Held for Sale on our balance sheet and recognized income from the operations of these properties. As a result of these circumstances, we have reclassified certain prior year amounts relating to the income recognition of our real estate owned portfolio to conform to current year presentation.

During the time we have owned the real estate, certain circumstances have occurred that warranted the reclassification of most of these assets. The following is the June 30, 2005 classification of our real estate owned portfolio:

o    REAL ESTATE OWNED - HELD AND USED

     During 2004, we had three properties classified as Real Estate Owned - Subject to Sales Contracts, as the sale of these properties did not constitute a sale in accordance with GAAP. After the properties were refinanced during December 2004, we reclassified these properties on our balance sheet as Real Estate Owned - Held and Used; we recorded depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We recognized income associated with the properties as income from real estate owned on the income statement up to the date of refinancing. Subsequently, we recognize income associated with a $12.9 million mezzanine loan (our remaining economic interest in the properties) as rental income, property operations and mortgage interest on Real Estate Owned - Held and Used on the income statement.

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

The following table reconciles net income to FFO:


                                              Three months ended           Six months ended
                  (In thousands)                   June 30,                    June 30,
                                            ----------------------      ----------------------

                                              2005          2004          2005          2004
                                            --------      --------      --------      --------
Net income                                  $  3,069      $  3,351      $  5,896      $  6,676

Add back: depreciation of real property     $    336      $     59      $    702      $    308
                                            --------      --------      --------      --------

FFO                                         $  3,405      $  3,410      $  6,598      $  6,984
                                            ========      ========      ========      ========

Cash flows from:
Operating activities                        $  2,843      $  3,461      $  6,504      $  6,584
                                            ========      ========      ========      ========
Investing activities                        $(23,261)     $ (4,002)     $(56,638)     $  8,683
                                            ========      ========      ========      ========
Financing activities                        $ 19,139      $ (7,864)     $ 56,309      $(14,839)
                                            ========      ========      ========      ========

Weighted average shares outstanding:
Basic                                          8,311         8,336         8,324         8,337
                                            ========      ========      ========      ========
Diluted                                        8,311         8,336         8,327         8,345
                                            ========      ========      ========      ========


Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our Real Estate Investment Trust ("REIT") status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code (the "Code"), as amended, we must, among other things, distribute at least 90% of our taxable income. We believe that we are in compliance with the REIT-related provisions of the Code.

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At June 30, 2005, we had approximately $36.4 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our by-laws.

In August 2005, our warehouse facility will mature. We are currently in negotiations with a financial institution to replace this facility with another one with similar terms, which we expect to occur before 2005 year end.

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

SUMMARY OF CASH FLOWS

During the six months ended June 30, 2005, as compared to the six months ended June 30, 2004, the net change in cash and cash equivalents increased approximately $5.7 million. Operating cash flows decreased by approximately $80,000 primarily due to lower earnings and the timing of collections of receivables. An increase in net cash used in investing activities (approximately $65.3 million) offset by an increase in net cash provided by financing activities (approximately $71.1 million) was due to a higher level of investing activity in debt securities and mortgage loans and the purchase of a mortgage loan on real estate owned during the 2005 period. This investing activity was funded through borrowings from our repurchase facilities and through the issuance of preferred shares.

OTHER

We are currently evaluating the possibility of selling all or part of our investment in ARCap Investors, LLC.

During August 2005, distributions of approximately $3.3 million ($0.40 per share) will be paid to common shareholders, which were declared in June 2005, and we expect to purchase approximately $18.8 million of revenue bonds from CharterMac.

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions made (approximately $6.7 million for both the six months ended June 30, 2005 and 2004), approximately $773,000 (0.09 per share or 11.6%) represented a return of capital in the 2005 period, determined in accordance with GAAP, while none in the 2004 period were determined to be returns of capital. As of June 30, 2005, the aggregate amount of distributions made since the initial public offering representing returns of capital in accordance with GAAP was approximately $18.0 million. The portion of the distributions which constituted a return of capital was more significant in our initial years in order to permit us to maintain level distributions to shareholders while we were in the process of investing the proceeds from our initial public offering.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 11 of our condensed consolidated financial statements for a complete summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.


                                                                Payments Due by Period
                                                                    (In thousands)
                                        -----------------------------------------------------------------------
                                                       Less than                                    More than
                                           Total        1 Year      1 - 3 Years    3 - 5 Years       5 Years
                                        ----------    -----------   -----------    -----------     -----------
Debt:
Lines of credit:
  Repurchase facilities                 $  201,140    $   201,140    $       --    $        --     $        --
  Warehouse facility                         4,070          4,070            --             --              --
Mortgage loan on real estate owned (1)      40,748            483         1,148          1,291          37,826
Preferred shares of subsidiary
  (subject to mandatory repurchase)         25,000             --            --             --          25,000
Funding Commitments:
  Standby and forward bridge loan
   commitments                               1,578          1,578            --             --              --
  Standby and forward mezzanine loan
   commitments                               4,944          3,790         1,154             --              --
                                        ----------    -----------    ----------    -----------     -----------

Total                                   $  277,480    $   211,061    $    2,302    $     1,291     $    62,826
                                        ==========    ===========    ==========    ===========     ===========


(1) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Portfolio) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The first mortgage loan is non-recourse with respect to AMAC, the debt service is paid from the cash flows of the properties and we will not be required to satisfy the obligation. (See Note 5).

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of these assets with borrowings which have variable interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase, warehouse and revolving facilities bear interest at rates that fluctuate with LIBOR.

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

Based on the $200.2 million unhedged portion of the $230.2 million of borrowings outstanding at June 30, 2005, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $2.0 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% increase in LIBOR would increase our annual net income and cash flows from such loans by approximately $228,000. In addition, an increase in LIBOR could also impede the collections of interest on our variable rate loans. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleges that the loan transaction was not properly authorized by the partnership and was not for a legitimate partnership purpose. The suit claims, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit seeks, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents are unenforceable and constitute a cloud on title. The discovery phase of this suit has been completed. A summary judgment was filed by us, but was denied on July 25, 2005. It is not known when the case will be called to trial.

         We filed a countersuit on November 25, 2003, against Concord Gulfgate, Ltd., as guarantor, seeking a deficiency on the loan, and recovery of unpaid taxes and certain property receipts. We are currently unable to determine the possible outcome of the litigation.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

         The following table sets forth information with respect to purchases made by the Company of its common shares during the three months ended June 30, 2005:


                                                                         Total number of           Maximum number
                                                                       shares purchased as       of shares that may
                               Total number of     Average price        part of publicly          yet be purchased
        Period                shares purchased    paid per share     announced programs (1)      under the programs
        ------------------------------------------------------------------------------------------------------------
        April 1-30, 2005           24,800             $13.61                 24,800                   969,100


         (1) In August 2003, our Board of Trustees approved a share repurchase plan. The plan enables us to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. This program has no expiration date.

         See also Note 7 of our condensed consolidated financial statements for information relating to the issuance of Floating Rate Preferred Securities by ACFI.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Company held its annual meeting of shareholders on June 8, 2005.

         The shareholders elected Stuart J. Boesky, Alan P. Hirmes, Scott M. Mannes, Stanley R. Perla and Richard M. Rosan as trustees for one-year terms which will expire in 2006. Common shares of beneficial interest were voted as follows:


Trustee Nominee                        For            Abstain/Withheld
--------------------------        -------------       ----------------
Stuart J. Boesky                    7,772,093             239,750
Alan P. Hirmes                      7,768,868             242,975
Scott M. Mannes                     7,777,124             234,719
Stanley Perla                       7,768,159             243,684
Richard M. Rosan                    7,768,859             242,984


         No votes were withheld with respect to the vote on the election of the trustee nominees.

         The shareholders also were asked to authorize an amendment and restatement of the Company's declaration of trust by voting for four proposed amendments to the declaration of trust. The four amendments were identified as Proposals 2a, 2b, 2c and 2d in the proxy statement for the annual meeting and are summarized below:

         o Proposal 2a: the transfer of provisions with respect to our investment policy from our declaration of trust to our bylaws.

         Proposal 2a was approved by the shareholders. The affirmative vote of the holders of a majority of the issued and outstanding common shares entitled to vote at the annual meeting was required to approve Proposal 2a. Common shares of beneficial interests were voted as follows:

         For                                                      4,510,431
         Against                                                    643,570
         Abstain                                                    222,708

         o Proposal 2b: the transfer of provisions with respect to our debt policy from our declaration of trust to our bylaws.

         Proposal 2b was approved by the shareholders. The affirmative vote of the holders of a majority of the issued and outstanding common shares entitled to vote at the annual meeting was required to approve Proposal 2b. Common shares of beneficial interests were voted as follows:

         For                                                      4,459,416
         Against                                                    685,433
         Abstain                                                    231,860

         o Proposal 2c: the transfer of provisions with respect to our operating procedures from our declaration of trust to our bylaws.

         Proposal 2c was approved by the shareholders. The affirmative vote of the holders of a majority of the issued and outstanding common shares entitled to vote at the annual meeting was required to approve Proposal 2c. Common shares of beneficial interests were voted as follows:

         For                                                      4,485,382
         Against                                                    668,026
         Abstain                                                    223,301

         o Proposal 2d: the reduction in the vote required to approve a conversion transaction or a rollup from 80% to a majority vote.

         Proposal 2d was not approved by the shareholders. The affirmative vote of the holders of 80% of the issued and outstanding common shares entitled to vote at the annual meeting was required to approve Proposal 2d. Common shares of beneficial interests were voted as follows:

         For                                                      4,716,645
         Against                                                    420,275
         Abstain                                                    239,789

ITEM 5.  OTHER INFORMATION - None

ITEM 6.  EXHIBITS

         Exhibits


         3.1 Third Amended and Restated Declaration of Trust of American Mortgage Acceptance Company Dated June 8, 2005.*

         3.2  Amended  and  Restated  Bylaws  of  American  Mortgage  Acceptance
              Company.*

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: August 8, 2005               By:     /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           President and Chief Executive Officer



Date:  August 8, 2005              By:     /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Chief Financial Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005, of American Mortgage Acceptance Company;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  August 8, 2005                      By:  /s/ Stuart J. Boesky
                --------------                           --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending June 30, 2005, of American Mortgage Acceptance Company;

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

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  August 8, 2005                      By:  /s/ Alan P. Hirmes
                --------------                           ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart
J. Boesky, as Chief Executive Officer of the Company, and Alan P. Hirmes, as Chief Financial Officer of the Company each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     August 8, 2005                                      August 8, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.