Form 10-Q
period 2005-09-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2005-11-09
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005


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


     Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
                                               -----  -----


     Indicate  by check mark  whether  the  Registrant  is a shell  company  (as
defined in Rule 12b-2 of the Exchange Act). Yes     No  X
                                               -----  -----


As of October 31, 2005, 8,311,226 shares of the Registrant's shares of beneficial interest, $0.10 par value, were outstanding.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q


                                                                                                      PAGE
PART I
               Item 1.       Condensed Consolidated Financial Statements                                3
               Item 2.       Management's Discussion and Analysis of Financial Condition and
                                 Results of Operations                                                 15
               Item 3.       Quantitative and Qualitative Disclosures about Market Risk                21
               Item 4.       Controls and Procedures                                                   22

PART II
               Item 1.       Legal Proceedings                                                         23
               Item 2.       Unregistered Sales of Equity Securities and Use of Proceeds               23
               Item 3.       Defaults Upon Senior Securities                                           23
               Item 4.       Submission of Matters to a Vote of Security Holders                       23
               Item 5.       Other Information                                                         23
               Item 6.       Exhibits                                                                  23

SIGNATURES                                                                                             24


     See accompanying notes to condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                     ASSETS
                                                                               September 30,   December 31,
                                                                                   2005            2004
                                                                               -------------   ------------
                                                                                (Unaudited)
Cash and cash equivalents                                                        $  16,959      $   2,674
 Investments
   Debt securities                                                                 202,938        194,587
   Mortgage loans, net                                                              54,052         21,376
   Notes receivable, net                                                            13,725         23,111
   Revenue bonds                                                                     6,559          6,672
   ARCap preferred shares                                                           20,240         20,240
   Real estate owned - held and used, net                                           50,842         60,211
   Real estate owned - held for sale                                                19,390         17,924
Accounts receivable                                                                 25,757          1,925
Other assets                                                                         1,599            313
                                                                                 ---------      ---------

Total assets                                                                     $ 412,061      $ 349,033
                                                                                 =========      =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                                  $ 214,645      $ 157,633
  Warehouse facility payable                                                         4,070          3,827
  Mortgages payable on real estate owned                                            40,618         56,993
  Preferred shares of subsidiary (subject to mandatory repurchase)                  25,000           --
  Line of credit - due to related party                                               --            4,600
  Accounts payable and accrued expenses                                              1,622          1,344
  Due to Advisor and affiliates                                                      2,429            770
  Distributions payable                                                              3,324          3,334
                                                                                 ---------      ---------

Total liabilities                                                                  291,708        228,501
                                                                                 ---------      ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000 shares authorized;
   8,717 issued and 8,311 outstanding in 2005 and 8,716 issued and 8,337
   outstanding in 2004                                                                 872            871
  Treasury shares of beneficial interest at par; 406 shares in 2005 and 379
   shares in 2004                                                                      (41)           (38)
  Additional paid-in capital                                                       126,414        126,800
  Share - based compensation                                                          --              (16)
  Distributions in excess of net income                                            (13,979)       (17,202)
  Accumulated other comprehensive income                                             7,087         10,117
                                                                                 ---------      ---------

Total shareholders' equity                                                         120,353        120,532
                                                                                 ---------      ---------

Total liabilities and shareholders' equity                                       $ 412,061      $ 349,033
                                                                                 =========      =========



     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                              Three Months Ended       Nine Months Ended
                                                                 September 30,           September 30,
                                                              --------------------    --------------------
                                                                2005        2004        2005        2004
                                                              --------    --------    --------    --------
Revenues:
  Interest income:
     Debt securities                                          $ 3,351     $ 2,426     $ 9,722     $ 7,169
     Mortgage loans                                             1,734         394       3,497       1,189
     Notes receivable                                             365         699       1,222       1,965
     Revenue bonds                                                145         149         438         485
     Temporary investments                                         48          12         132          32
  Rental income of real estate owned - held and used            1,654       1,873       5,159       5,583
  Fees related to prepayment of investments                     5,314         173       5,314         173
  Other revenues                                                  155          39         883          87
                                                              -------     -------     -------     -------
     Total revenues                                            12,766       5,765      26,367      16,683
                                                              -------     -------     -------     -------

Expenses:
  Interest                                                      1,937       1,053       4,854       2,781
  Interest - distributions to preferred shareholders of
    subsidiary (subject to mandatory repurchase)                  461          --         961          --
  Mortgage interest for real estate owned - held and used         601          --       1,808          --
  Property operations of real estate owned - held and used        794         959       2,420       2,356
  General and administrative                                      608         372       1,513       1,015
  Fees to Advisor                                               1,906         618       3,280       1,782
  Depreciation                                                    336          59       1,038         367
  Amortization and other                                           68          55         292         258
                                                              -------     -------     -------     -------
     Total expenses                                             6,711       3,116      16,166       8,559
                                                              -------     -------     -------     -------

Other income:
  Equity in earnings of ARCap                                     600         600       1,800       1,800
  Income from real estate owned - held for sale                   403          --       1,024          --
  Net gain on repayment of debt securities                        254          --         183          --
                                                              -------     -------     -------     -------
     Total other income                                         1,257         600       3,007       1,800
                                                              -------     -------     -------     -------

  Net income                                                  $ 7,312     $ 3,249     $13,208     $ 9,924
                                                              =======     =======     =======     =======

  Net income per share (basic and diluted)                    $  0.88     $  0.39     $  1.59     $  1.19
                                                              =======     =======     =======     =======

  Dividends per share                                         $  0.40     $  0.40     $  1.20     $  1.20
                                                              =======     =======     =======     =======

  Weighted average shares outstanding:
     Basic                                                      8,311       8,336       8,320       8,337
                                                              =======     =======     =======     =======
     Diluted                                                    8,314       8,336       8,323       8,341
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                2005          2004
                                                              --------      --------
Cash flows from operating activities:
Net income                                                    $ 13,208      $  9,924
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation expense                                        1,038           367
     Net gain on repayment of debt securities                     (183)           --
     Amortization and accretion                                    121            76
     Other non-cash expense                                         20            20
   Changes in operating assets and liabilities:
     Accounts receivable                                          (923)          622
     Other assets                                                 (445)         (442)
     Due to Advisor and affiliates                               1,659           626
     Accounts payable and accrued expenses                         262          (333)
     Accrued interest payable                                      294          (511)
                                                              --------      --------

   Net cash provided by operating activities                    15,051        10,349
                                                              --------      --------

Cash flows from investing activities:
   Investment in debt securities                               (40,503)      (14,221)
   Principal repayments of debt securities                       6,872        16,754
   Purchase of mortgage on real estate owned                   (17,150)           --
   Proceeds from sale of real estate owned                       7,474            --
   Funding of notes receivable                                    (472)       (7,145)
   Repayment of notes receivable                                 9,883        21,099
   Principal payment on real estate owned - held and used          480            --
   Principal repayments on revenue bonds                           157           841
   Funding of mortgage loans                                   (36,872)       (6,838)
   Repayments of mortgage loans                                  2,874         1,306
                                                              --------      --------

Net cash (used in) provided by investing activities            (67,257)       11,796
                                                              --------      --------


                                   continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                 ----------------------
                                                                   2005          2004
                                                                 --------      --------
Cash flows from financing activities:
   Proceeds from repurchase facilities                           $ 80,659      $ 13,322
   Repayments of repurchase facilities                            (23,647)      (18,246)
   Proceeds from warehouse facility                                   243           943
   Repayments of warehouse facility                                  --         (13,061)
   Proceeds from line of credit - due to related party             14,761        15,361
   Repayment of line of credit - due to related party             (19,361)         --
   Distribution paid to shareholders                               (9,994)      (10,005)
   Deferred financing costs                                          (802)         --
   Treasury stock purchases                                          (368)          (52)
   Issuance of preferred shares of subsidiary                      25,000          --
                                                                 --------      --------

Net cash provided by (used in) financing activities                66,491       (11,738)
                                                                 --------      --------

Net increase in cash and cash equivalents                          14,285        10,407

Cash and cash equivalents at the beginning of the year              2,674         2,028
                                                                 --------      --------

Cash and cash equivalents at the end of the period               $ 16,959      $ 12,435
                                                                 ========      ========

Non-cash investing activities:
  Accounts receivable from repayment and sale of investments     $ 22,910      $   --
                                                                 ========      ========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



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

In March 2005, we formed AMAC Capital Financing I ("ACFI"), a wholly owned trust, for the purpose of issuing trust preferred securities, which are subject to mandatory repurchase in March 2035 and are callable in March 2010 (see Note
8).

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2005, and the results of our operations and our cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

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

Our annual report on Form 10-K for the year ended December 31, 2004, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2004; however, we have entered into a transaction during 2005 which involves a new significant accounting policy (see
Note 8).

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

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

During the nine months ended September 30, 2005, we purchased seven Fannie Mae ("FNMA") certificates with principal amounts totaling approximately $38.2 million. The certificates were purchased at premiums totaling approximately $119,000 with a weighted average maturity date of February 2014 and bear interest at a weighted average rate of 5.56%.

During the nine months ended September 30, 2005, we funded approximately $2.2 million on debt securities originated prior to December 31, 2004.

During the nine months ended September 30, 2005, three Ginnie Mae ("GNMA") and FNMA certificates were repaid, one prior to the maturity date. We received approximately $10.8 million in proceeds, of which, $5.2 million related to penalties and fees resulting from the prepayment, which are classified as "fees related to prepayment of investments" on the condensed consolidated statement of income. The principal balance on the prepaid GNMA certificate (approximately $21.4 million) was received in October 2005, and is classified in accounts receivable on the condensed consolidated balance sheet of September 30, 2005. These pay-downs also resulted in write-offs of unamortized discounts and premiums of approximately $183,000, which are classified as a net gain on

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



repayment of debt securities on our condensed consolidated statement of income (see also Note 3 regarding the prepayment of an associated mezzanine loan).

In July 2005, we received an executed letter of intent to purchase a defaulted GNMA certificate and mezzanine loan at par plus any accrued interest through the date of the letter. As such, we have recognized approximately $201,000 in previously unrecorded, unpaid interest relating to the mezzanine loan. We are currently in negotiations to finalize this sale.

Information regarding our investments in debt securities is as follows:


(In thousands)
                                               September 30,        December 31,
                                                   2005                 2004
                                               -------------        ------------
Amortized cost                                   $ 196,591           $ 184,576
Unrealized gains                                     7,201              11,370
Unrealized losses                                     (854)             (1,359)
                                                 ---------           ---------
Net unrealized gain                                  6,347              10,011
                                                 ---------           ---------
Fair value                                       $ 202,938           $ 194,587
                                                 =========           =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position, at September 30, 2005, and December 31, 2004, is summarized in the table below:


(Dollars in thousands)
                                September 30, 2005                   December 31, 2004
                        ----------------------------------   ---------------------------------
                        Fewer than   12 Months               Fewer than  12 Months
                        12 Months     or More      Total     12 Months    or More      Total
                        ----------   ---------   ---------   ----------  ---------   ---------
Number of securities            7           5          12          11           7          18
Fair value                $35,746     $11,873     $47,619     $46,055     $16,832     $62,887
Gross unrealized loss     $   208     $   646     $   854     $   515     $   844     $ 1,359


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

At September 30, 2005, all of our debt securities were partially or wholly pledged as collateral under our repurchase facilities. At September 30, 2005, we had no availability to borrow against partially or unpledged debt securities.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



NOTE 3 - INVESTMENTS IN MORTGAGE LOANS

During May 2005, we were called upon to fund a $7.5 million first mortgage in connection with a loan stabilization guarantee (see Note 12). The loan, which we expect to be repaid when permanent financing is arranged, bears interest at a rate of 10.82% per year.

During 2005, we originated the following mezzanine loans:


(In thousands)
                                Amount
                                funded
                                through                                                  Minimum
                 Amount      September 30,                                               interest     Maturity
   Month        committed        2005          Secured by                  Rate            rate         date
------------    ---------    ------------    -----------------       ----------------    --------    ----------
May             $   7,300     $   3,604      Land parcel              20%                   N/A       Apr 2007
May                 8,350         8,350      Multi-family housing     LIBOR + 12.75%        16%       Dec 2007
June                3,250         3,250      Shopping center          10.25%                N/A       Jun 2015
July                7,500         6,460      Multi-family housing     LIBOR + 11.50%        15%       Aug 2007
July                2,800         2,329      Multi-family housing     LIBOR + 12.75%        16%       Aug 2007
September           5,800         5,000      Land parcel              LIBOR + 12.50%        16%      Sept 2006
                ---------     ---------

Totals          $  35,000     $  28,993
                =========     =========


During 2005, we also funded approximately $379,000 on existing loans originated prior to December 31, 2004.

During September 2005, one mezzanine loan paid off prior to the maturity date. We received approximately $3.0 million, which includes approximately $144,000 in prepayment penalties and fees (see also Note 2 regarding the prepayment of an associated debt security).

During September 2005, we sold a mortgage loan to CharterMac, a related party. During October 2005, we received approximately $1.6 million, representing the par value plus unpaid accrued interest up to the date of the sale. This total amount is classified in accounts receivable on the September 30, 2005, condensed consolidated balance sheet.

NOTE 4 - NOTES RECEIVABLE

During the nine months ended September 30, 2005, several notes receivable have partially or fully repaid. We have received a total of approximately $9.9 million in proceeds relating to repayments of these notes with no gains or losses realized.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



NOTE 5 - REAL ESTATE OWNED

Our real estate owned at September 30, 2005, and December 31, 2004, consisted of the following:


(Dollars in thousands)
                                                                                Carrying        Carrying
                                                                                 Value            Value
                                                                                 as of            as of
                                              Number of                       September 30,    December 31,
                                                Units          Location           2005            2004
                                             -----------    ---------------   -------------   -------------
Real Estate Owned - Held and Used

Plaza at San Jacinto (1)                              --       La Porte, TX    $        --     $    7,929
   Less: accumulated depreciation                     --                                --           (425)
                                             -----------                       -----------     ----------
Total Plaza at San Jacinto, net                       --                                --          7,504
                                                                               -----------     ----------

Concord Portfolio                                    852        Houston, TX         53,568         54,425
   Less: accumulated depreciation                     --                            (2,726)        (1,718)
                                             -----------                       -----------     ----------
Total Concord Portfolio, net                         852                            50,842         52,707
                                             -----------                       -----------     ----------

Total Real Estate  Owned - Held and Used,
net                                                  852                       $    50,842     $   60,211
                                             ===========                       ===========     ==========

Real Estate Owned - Held for Sale

Reserve at Autumn Creek (2)                          212    Friendswood, TX    $    19,390     $   17,924
                                             ===========                       ===========     ==========

Mortgages Payable on Real Estate Owned

Concord Portfolio                                                              $    40,618     $   41,000
Reserve at Autumn Creek (2)                                                             --         15,993
                                                                               -----------     ----------

Total  Mortgages  Payable on Real  Estate
Owned                                                                          $    40,618     $   56,993
                                                                               ===========     ==========


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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



NOTE 6 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of:


(In thousands)
                                                          September 30,   December 31,
                                                              2005            2004
                                                          ------------    -----------
GNMA prepayment proceeds (see Note 2)                        $21,431        $    --
Interest and other                                             2,847          1,925
Sale proceeds due from related party (see Note 3) (1)          1,479             --
                                                             -------        -------

                                                             $25,757        $ 1,925
                                                             =======        =======


(1) Excludes interest and other costs receivable of approximately $75,000, which is included in "interest and other".

NOTE 7 - REPURCHASE FACILITIES

During June 2005, we executed a new repurchase agreement with UBS Financial Services, which offers us an advance rate of 97% and a borrowing rate set at 30-day LIBOR. The borrowings are subject to 30-day settlement terms. We transferred ten FNMA and GNMA certificates previously held as collateral on our RBC repurchase facility to this facility, and the amount outstanding under this facility at September 30, 2005, was approximately $50.8 million with a weighted average interest rate of 3.79%.

NOTE 8 - SUBSIDIARY EQUITY

During March 2005, ACFI issued 25,000 Floating Rate Preferred Securities, having a stated liquidation amount of $1,000 per security. We received approximately $24.2 million in proceeds, net of closing costs, which are deferred and will be amortized ratably over a 30-year period to the redemption date. The securities are callable in March 2010 and bear interest, re-set quarterly, equal to 30-day LIBOR plus 3.75%. At September 30, 2005, the rate was 7.24%.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



NOTE 9 - RELATED PARTY TRANSACTIONS

The costs paid or payable to our Advisor for the three and nine months ended September 30, 2005 and 2004, were as follows:


(In thousands)
                                      Three Months Ended       Nine Months Ended
                                         September 30,           September 30,
                                     --------------------    --------------------
                                       2005        2004        2005        2004
                                     --------    --------    --------    --------
Shared services expenses              $  235      $  199      $  691      $  555
Asset management fees                    433         324       1,143         942
Incentive management fee*              1,238          95       1,446         285
                                      ------      ------      ------      ------

                                      $1,906      $  618      $3,280      $1,782
                                      ======      ======      ======      ======


* Accrual based on proportion of actual earnings as compared to our estimates of full-year results.

In June 2004, we entered into a revolving credit facility (the "Revolving Facility") with CharterMac, an affiliated company and parent of our Advisor. The Revolving Facility, which is unsecured, provides up to $20.0 million in borrowings to purchase new investments. As of September 30, 2005, we had no outstanding borrowings on this facility. At December 31, 2004, we had $4.6 million in borrowings outstanding on this facility at an interest rate of 5.42%. This facility expires in June 2006, pursuant to a one year extension.

In September 2005, we sold one mortgage loan, at par, to CharterMac (see Notes 3 and 6).

NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2005 and 2004, was as follows:


(In thousands)
                                                                                  Nine Months Ended
                                                                                    September 30,
                                                                               ----------------------
                                                                                 2005          2004
                                                                               --------      --------
Net income                                                                     $ 13,208      $  9,924
Net unrealized gain on interest rate derivatives arising during the period          589           142
Unrealized holding (loss) gain on investments arising during the period            (483)          624
Less: reclassification adjustment                                                (3,137)         --
                                                                               --------      --------

Total comprehensive income                                                     $ 10,177      $ 10,690
                                                                               ========      ========


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



NOTE 11 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.


(In thousands, except per share amounts)

Three Months Ended September 30, 2005:           Income       Shares      Per Share
                                                ---------    --------     ---------
   Basic EPS                                     $ 7,312        8,311      $   0.88
   Effect of dilutive securities                      --            3            --
                                                 -------      -------      --------
   Diluted EPS                                   $ 7,312        8,314      $   0.88
                                                 =======      =======      ========

Three Months Ended September 30, 2004:

   Basic EPS                                     $ 3,249        8,336      $   0.39
   Effect of dilutive securities                      --           --            --
                                                 -------      -------      --------
   Diluted EPS                                   $ 3,249        8,336      $   0.39
                                                 =======      =======      ========

Nine Months Ended September 30, 2005:

   Basic EPS                                     $13,208        8,320      $   1.59
   Effect of dilutive securities                      --            3            --
                                                 -------      -------      --------
   Diluted EPS                                   $13,208        8,323      $   1.59
                                                 =======      =======      ========

Nine Months Ended September 30, 2004:

   Basic EPS                                     $ 9,924        8,337      $   1.19
   Effect of dilutive securities                      --            4            --
                                                 -------      -------      --------
   Diluted EPS                                   $ 9,924        8,341      $   1.19
                                                 =======      =======      ========


NOTE 12 - COMMITMENTS AND CONTINGENCIES

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



b)   Guarantees

In June and October of 2000, we originated two loans totaling $3.3 million under an agreement with Fannie Mae that provided for our guaranteeing a first-loss position on the loans. In September 2003, we transferred and assigned all of our obligations with respect to the two loans we originated under this program to CharterMac Mortgage Capital Corporation ("CMC"), a subsidiary of CharterMac, both of which are affiliates of our Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations under the loans, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive under the program. While provisions of this agreement could potentially result in exposure of up to $7.5 million, the maximum exposure at September 30, 2005, was $3.2 million, and we expect that we will not be called upon to fund these guarantees.

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


                                 STANDBY AND FORWARD LOAN COMMITMENTS
                                 -----------------------------------------------------------
                                                                                        (In thousands)
                                                                                  MAXIMUM AMOUNT OF COMMITMENT
                                                                             -------------------------------------
                                                                NO.OF APT.                LESS THAN 1
ISSUE DATE        PROJECT               LOCATION                  UNITS         TOTAL        YEAR        1-3 YEARS
------------------------------------------------------------------------------------------------------------------
  Jun-04          Woods of Mandarin     Jacksonville, FL           401        $   428      $   428        $   --
  Apr-05          Atlantic Hearthstone  Hillsborough, NJ           198          1,500        1,500            --
  July-05         222 Pearson           Chicago, IL                219          1,200          600           600
  July-05         Bayfront Villas       Gulfport, FL               120            500          500            --
  Sept-05         Marbella              Clearwater, FL              --            800          800            --
                                                             ------------------------------------------------------

TOTAL STANDBY AND FORWARD LOAN COMMITMENTS                         938        $ 4,428      $ 3,828        $  600
                                                             ======================================================


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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)



NOTE 13 - SUBSEQUENT EVENTS

During October 2005, we borrowed $8.0 million from our line of credit with CharterMac to repay a portion of our repurchase facility. This repayment resulted from a GNMA certificate that was repaid in September 2005 (see Note 2). Subsequently, we received the principal proceeds from the GNMA repayment and repaid the full amount outstanding on our line of credit with CharterMac.

On November 8, 2005, Stuart J. Boesky, announced that he will step down from his positions as Chairman of the Board of Trustees, Chief Executive Officer and President, effective November 15, 2005. Mr. Boesky will serve as a consultant to CharterMac, the parent of our Advisor, for a period of one year, and his consulting contract may be terminated by either party. In the interim, the Board of Trustees has appointed Jeff T. Blau, a trustee of CharterMac, as interim Chairman and Chief Executive Officer. The Board has also appointed Marc D. Schnitzer, the President of CharterMac, as our President.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in our annual report on Form 10-K for the year ended December 31, 2004, include the following:

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

Factors Affecting Comparability
-------------------------------

During 2004, we owned several properties through foreclosure, classified as Real Estate Owned - Held and Used, -Subject to Sales Contracts and - Held for Sale. As a result of certain circumstances during 2004, we reclassified some of these assets from Held for Sale to Held and Used, resulting in greater depreciation expenses and recognition of property level mortgage interest in the current year (see "Real Estate Owned" below).

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

During September 2005, the GNMA certificate and mezzanine loan investments relating to one property were paid off prior to the maturity date. This pay off resulted in significantly higher levels of fees earned and gain on redemption. As a large portion of these proceeds were retained by GNMA until the normal clearing date in October 2005, we also had higher levels of accounts receivable at September 30, 2005.

Results of Operations
---------------------

The following is a summary of our operations for the three and nine months ended September 30, 2005 and 2004:


(In thousands)

                        Three Months Ended September 30,     Nine Months Ended September 30,
                       ---------------------------------    --------------------------------
                         2005         2004       Change       2005        2004       Change
                       --------     --------    --------    --------    --------    --------
Total revenues         $ 12,766     $  5,765     121.4%     $ 26,367    $ 16,683      58.0%
Total expenses            6,711        3,116     115.4        16,166       8,559      88.9
Total other income        1,257          600     109.5         3,007       1,800      67.1
                       --------     --------     -----      --------    --------      ----
Net income             $  7,312     $  3,249     125.1%     $ 13,208    $  9,924      33.1%
                       ========     ========     =====      ========    ========      ====


In both the three and nine month periods ended September 30, 2005, as compared to the same periods in 2004, revenues increased mainly due to fees received as a result of early pay-off of investments, the purchases of new FNMA certificates and the funding of several new mezzanine loans. Expenses have also increased for these periods due to the recognition of mortgage interest costs for Real Estate Owned, financing costs (particularly due to higher interest rates), and advisory costs due to expected profits. Other income has increased due to the recognition of income relating to Real Estate Owned - Held For Sale, as well as the recognition of a gain resulting from the early paydown of a GNMA certificate.


REVENUES

                                                    Three Months              Nine Months
                                                        Ended                    Ended
                                                 September 30, 2005        September 30, 2005
                                                    % Change from            % Change from
                                                     Prior Year                Prior Year
---------------------------------------          ------------------        ------------------
Interest income:
   Debt securities                                         38.1 %                   35.6 %
   Mortgage loans                                         340.1                    194.1
   Notes receivable                                       (47.8)                   (37.8)
   Revenue bonds                                           (2.7)                    (9.7)
   Temporary investments                                  300.0                    312.5
   Fees related to prepayment of assets                 2,971.7                  2,971.7
Other revenues                                            297.4                    914.9
                                                     -----------              -----------
   Subtotal                                               185.5                     91.1

Rental income                                             (11.7)                    (7.6)
                                                     -----------              -----------

Total revenues                                            121.4 %                   58.0 %
                                                     ===========              ===========


At September 30, 2005, and December 31, 2004, we had the following investments:


                                         As of                            As of
                                  September 30, 2005                December 31, 2004
                              ----------------------------    ------------------------------
                                               Weighted                         Weighted
                               Carrying         Average         Carrying         Average
                                Amount       Interest Rate       Amount       Interest Rate
                             -----------     -------------     -----------   --------------
Debt securities              $   202,938         6.16%         $   194,587         6.47%
Mortgage loans               $    54,052        14.46%         $    21,376        11.68%
Notes receivable             $    13,725         9.49%         $    23,111         9.43%
Revenue bonds                $     6,559         8.69%         $     6,672         8.69%


Interest income from debt securities increased, primarily due to the continued advances on an existing GNMA certificate and the purchase of eight new FNMA certificates during the fourth quarter of 2004 and seven new FNMA certificates during 2005, partially offset by the repayment of two GNMA certificates. The decrease in the weighted average interest rate on debt securities as of September 30, 2005, as compared to December 31, 2004, was primarily due to the rising interest rates on mortgage loans; as mortgage interest rates rise, interest rates on debt securities tend to decrease.

Interest income from mortgage loans increased for the three and nine months ended September 30, 2005, as compared to 2004, primarily due to the funding of three mezzanine loans during the second half of 2004 and the funding of six mezzanine loans during the second and third quarters of 2005. We also funded a loan pursuant to a guarantee during the second quarter of 2005 (see Note 12).
The increase in the weighted average interest rates on mortgage loans as of September 30, 2005, as compared to December 31, 2004, was primarily due to the increase in market interest rates.

Interest income from notes receivable decreased for the three and nine months ended September 30, 2005, as compared to 2004, primarily due to the payoff of several notes in 2004 and 2005, partially offset by the funding of a new note receivable.

Fees related to prepayment of assets increased primarily due to the recognition of fees relating to an early payoff of a GNMA certificate and a mezzanine loan during the third quarter of 2005.

Other revenues increased for the three and nine months ended September 30, 2005, as compared to 2004, primarily due to the recognition of a commitment fee and a non-refundable due diligence fee during 2005. No such fees were recorded in 2004.

Rental income decreased for the three and nine months ended September 30, 2005, as compared to 2004, due to the Plaza at San Jacinto sale in February 2005.


EXPENSES

                                                             Three Months          Nine Months
                                                                Ended                 Ended
                                                          September 30, 2005    September 30, 2005
                                                            % Change from         % Change from
                                                             Prior Year             Prior Year
-------------------------------------------------------   ------------------    ------------------
Interest                                                            84.0%              74.5%
Distributions to preferred shareholders                            100.0              100.0
General and administrative                                          63.4               49.1
Fees to Advisor                                                    208.4               84.1
Amortization and other                                              23.6               13.2
                                                               ----------          ---------
  Subtotal                                                         137.4               86.8

Property operations                                                (17.2)               2.7
Depreciation                                                       469.5              182.8
Mortgage interest for real estate owned - held and used            100.0              100.0
                                                               ----------          ---------

Total expenses                                                     115.4%              88.9%
                                                               ==========          =========


At September 30, 2005, excluding mortgages on real estate owned, we had total debt of approximately $243.7 million with a weighted average interest rate of 4.14% per year, including the effect of our swap agreement. At September 30, 2004, we had a comparable balance of approximately $182.8 million with a weighted average interest rate of 2.64% per year. The increase in the weighted average interest rate is due to steady increases in market interest rates during 2004 and 2005.

Interest expense increased for the three and nine months ended September 30, 2005, as compared to 2004, primarily due to the increased borrowings on the repurchase facilities stemming from an increased investment base and the increase in interest rates during 2004 and 2005.

Distributions to preferred shareholders were recorded following the issuance of the securities in March 2005. There were no such securities outstanding during 2004.

General and administrative expenses increased for the three and nine months ended September 30, 2005, as compared to 2004, primarily due to an increase in legal fees related to foreclosed properties, an increase in accounting fees related to Sarbanes-Oxley compliance, and an increase in excise taxes due to undistributed taxable income.

Fees to Advisor increased for the three and nine months ended September 30, 2005, as compared to 2004, due to incentive management fees relating to the increase in 2005 earnings. In addition, we incurred higher overhead costs and asset management fees because of expansion of our business and an increased asset base.

Property operations represent all non-interest costs at the property level on all of our Real Estate Owned - Held and Used properties. Mortgage interest for Real Estate Owned - Held and Used increased for the three and nine months ended September 30, 2005, as compared to 2004, due to debt service costs associated with a $41.0 million mortgage on the Concord Portfolio (see "Real Estate Owned" below).

Depreciation expense increased for the three and nine months ended September 30, 2005, as compared to 2004, due to a higher base of depreciable real estate owned in 2005 as compared to the 2004 period. In 2004, only the Plaza at San Jacinto property was depreciated. In 2005, the Concord Portfolio is depreciating, partially offset by the removal of Plaza at San Jacinto upon its sale.

OTHER INCOME

Other income increased for the three and nine months ended September 30, 2005, as compared to 2004, due to purchase of the Autumn Creek mortgage, resulting in the recording of property operations from Real Estate Owned - Held For Sale (see "Real Estate Owned" below).

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

During the time we have owned the real estate, certain circumstances have occurred that warranted the reclassification of most of these assets. The following is the September 30, 2005 classification of our real estate owned portfolio:

o    REAL ESTATE OWNED - HELD AND USED

     During 2004, we had three properties classified as Real Estate Owned - Subject to Sales Contracts, as the sale of these properties did not constitute a sale in accordance with GAAP. After the properties were refinanced during December 2004, we reclassified these properties on our balance sheet as Real Estate Owned - Held and Used; we recorded depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We recognized income associated with the properties as income from real estate owned on the income statement up to the date of refinancing. Subsequently, we recognize income associated with a $12.8 million mezzanine loan (our remaining economic interest in the properties) as rental income, property operations and mortgage interest on Real Estate Owned - Held and Used on the income statement.

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

IMPACT OF HURRICANES DURING THE QUARTER ENDED SEPTEMBER 30, 2005

During the third quarter of 2005, two hurricanes struck the Gulf Coast region of the United States. Six of our investments, secured by properties in Texas, were affected by Hurricane Rita. The damage to these properties was minor and therefore it is expected that we have no financial exposure in this matter. There were no properties affected by Hurricane Katrina or by Hurricane Wilma, which occurred subsequent to September 30, 2005.

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

The following table reconciles net income to FFO:


                                              Three months ended         Nine months ended
            (In thousands)                       September 30,              September 30,
                                            ----------------------     ----------------------
                                              2005          2004         2005          2004
                                            --------      --------     --------      --------
Net income                                  $  7,312      $  3,249     $ 13,208      $  9,924

Add back: depreciation of real property     $    336      $     59     $  1,038      $    367
                                            --------      --------     --------      --------

FFO                                         $  7,648      $  3,308     $ 14,246      $ 10,291
                                            ========      ========     ========      ========

Cash flows from:
Operating activities                        $  8,547      $  3,765     $ 15,051      $ 10,349
                                            ========      ========     ========      ========
Investing activities                        $(10,619)     $  3,113     $(67,257)     $ 11,796
                                            ========      ========     ========      ========
Financing activities                        $ 10,182      $  3,101     $ 66,491      $(11,738)
                                            ========      ========     ========      ========

Weighted average shares outstanding:
Basic                                          8,311         8,336        8,320         8,337
                                            ========      ========     ========      ========
Diluted                                        8,314         8,336        8,323         8,341
                                            ========      ========     ========      ========


Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our Real Estate Investment Trust ("REIT") status in the foreseeable future. We also believe we have the capacity and the ability to fund our long term growth through equity issuances, debt offerings and other funding vehicles. In order to qualify as a REIT under the Internal Revenue Code (the "Code"), as amended, we must, among other things, distribute at least 90% of our taxable income. We believe that we are in compliance with the REIT-related provisions of the Code.

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At September 30, 2005, we had approximately $20.0 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our by-laws.

In August 2005, our warehouse facility matured. Although we can no longer originate new loans on this facility, two existing loans were extended through February 2006. We are currently in negotiations with several financial institutions to replace this facility with others in the near term.

From time to time, we may also issue common shares or other equity to fund investing activity. During 2005, our subsidiary issued $25.0 million of variable rate Preferred Securities. The proceeds received were used to purchase FNMA certificates.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC in 2002. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

We are currently exploring further expansion of our investment platform through the use of Collateralized Debt Obligations ("CDOs"). A real estate CDO is a capital markets transaction in which the holder of various forms of real estate debt instruments finances those assets by selling bonds backed by the assets.
The assets can be floating or fixed rate, and may include first mortgages, subordinate participations in first mortgages, bridge loans, mezzanine loans, CMBS, and trust preferred stock. The assets would be aggregated on our balance sheet and would later be securitized. The CDO execution would enable us to lower our cost of capital significantly, which in turn would make us more competitive in the mezzanine lending marketplace. It is anticipated that our origination activity would begin to increase in the fourth quarter 2005 and we would access the securitization market in the first quarter of 2006, although there are no assurances that we will proceed with such a program.

SUMMARY OF CASH FLOWS

During the nine months ended September 30, 2005, as compared to the nine months ended September 30, 2004, the net change in cash and cash equivalents increased approximately $3.9 million. Operating cash flows increased by approximately $4.7 million primarily due to higher earnings and the timing of collections of receivables. Earnings increased for the nine months ended September 30, 2005 due to fees received from an early paydown of a GNMA security and mezzanine loan.

An increase in net cash used in investing activities (approximately $79.1 million) offset by an increase in net cash provided by financing activities (approximately $78.2 million) was due to a higher level of investing activity in debt securities and mortgage loans, and the purchase of a mortgage loan on real estate owned during the 2005 period. The investing activity was funded through borrowings from our repurchase facilities and through the issuance of preferred shares.

OTHER

During November 2005, distributions of approximately $3.3 million ($0.40 per share) will be paid to common shareholders, which were declared in September 2005, and special distributions of approximately $2.5 million ($0.30 per share) will be paid, which were declared in October 2005. The special distribution relates to the earnings realized in the third quarter from fees received from the early repayment of a GNMA security and mezzanine loan and is to be made in accordance with REIT provisions.

In addition, we expect to purchase an interest in revenue bonds from CharterMac for approximately $18.8 million during November 2005.

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Distributions
-------------

Of the total distributions made (approximately $10.0 million for both the nine months ended September 30, 2005 and 2004), none were determined to be returns of capital in 2005, while in 2004, approximately $80,000 ($0.01 per share or 0.80%) represented a return of capital determined in accordance with GAAP. As of September 30, 2005, the aggregate amount of distributions made since the initial public offering representing returns of capital in accordance with GAAP was approximately $14.0 million. The portion of the distributions which constituted a return of capital was more significant in our initial years in order to permit us to maintain level distributions to shareholders while we were in the process of investing the proceeds from our initial public offering.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 12 of our condensed consolidated financial statements for a complete summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.

                                                                Payments Due by Period
                                                                    (In thousands)
                                        ----------------------------------------------------------------------
                                                       Less than                                    More than
                                           Total         1 Year      1 - 3 Years   3 - 5 Years       5 Years
                                        ----------    -----------    -----------   -----------     -----------
Debt:
Lines of credit:
  Repurchase facilities                 $  214,645    $   214,645    $       --    $        --     $        --
  Warehouse facility                         4,070          4,070            --             --              --
Mortgage loan on real estate owned (1)      40,618            490         1,165          1,310          37,653
Preferred shares of subsidiary
  (subject to mandatory repurchase)         25,000             --            --             --          25,000
Funding Commitments:
  Standby and forward loan commitments       4,428          3,828           600             --              --
                                        ----------    -----------    ----------    -----------     -----------

Total                                   $  288,762    $   223,033    $    1,765    $     1,311     $    62,653
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

Subsequent Event
----------------

Refer to Note 13 of the condensed consolidated financial statements with respect to the resignation of our Chief Executive Officer.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we are increasing our originations of variable rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings which have variable interest rates that reset relatively rapidly, such as monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase, warehouse and revolving facilities bear interest at rates that fluctuate with LIBOR.

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

Based on the $213.7 million unhedged portion of the $243.7 million of borrowings outstanding at September 30, 2005, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $2.1 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% increase in LIBOR would increase our annual net income and cash flows from such loans by approximately $366,000. The net effect of a 1% increase in LIBOR would therefore result in a reduction of our annual net income by approximately $1.8 million. In addition, an increase in LIBOR could also impede the collections of interest on our variable rate loans. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS - None

ITEM 5.  OTHER INFORMATION

         On November 8, 2005, Stuart J. Boesky, announced that he will step down from his positions as Chairman of the Board of Trustees, Chief Executive Officer and President, effective November 15, 2005. Mr.
         Boesky will serve as a consultant to CharterMac, the parent of our Advisor, for a period of one year, and his consulting contract may be terminated by either party. In the interim, the Board of Trustees has appointed Jeff T. Blau, a trustee of CharterMac, as interim Chairman and Chief Executive Officer. The Board has also appointed Marc D. Schnitzer, the President of CharterMac, as our President.

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: November 8, 2005             By:     /s/ Stuart J. Boesky
                                           --------------------
                                           Stuart J. Boesky
                                           President and Chief Executive Officer



Date:  November 8, 2005            By:     /s/ Alan P. Hirmes
                                           ------------------
                                           Alan P. Hirmes
                                           Chief Financial Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Stuart J. Boesky, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005, of American Mortgage Acceptance Company;

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


         Date:  November 8, 2005                    By:  /s/ Stuart J. Boesky
                ----------------                         --------------------
                                                         Stuart J. Boesky
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending September 30, 2005, of American Mortgage Acceptance Company;

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


         Date:  November 8, 2005                    By:  /s/ Alan P. Hirmes
                ----------------                         ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2005 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Stuart J. Boesky, as Chief Executive Officer of the Company, and Alan P. Hirmes, as Chief Financial Officer of the Company each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Stuart J. Boesky                           By:  /s/ Alan P. Hirmes
     --------------------                                ------------------
     Stuart J. Boesky                                    Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     November 8, 2005                                    November 8, 2005


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.