Form 10-K
period 2005-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2006-03-10
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20004

                                    FORM 10-K

  X       ANNUAL  REPORT  PURSUANT  TO  SECTION  13 OR 15(d)  OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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


                  SHARES OF BENEFICIAL INTEREST, PAR VALUE $.10

                   Name of each exchange on which registered:
                             AMERICAN STOCK EXCHANGE

           Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.  Yes     No  X
                                               -----  -----

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes X No
                                                        -----  -----

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  X  No
                                       -----  -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated filer Accelerated filer X Non-accelerated
filer                                 -----                 -----
     -----

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes     No  X
                                     -----  -----

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2005 was approximately $123,432,000.

As of March 1, 2006 there were 8,303,838 outstanding common shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in June 2006, which are incorporated into Items 10, 11, 12 and 13.

TABLE OF CONTENTS


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                           ANNUAL REPORT ON FORM 10-K


                                                                                        PAGE
PART I
                Item 1.       Business                                                     4
                Item 1A.      Risk Factors                                                 7
                Item 1B.      Unresolved Staff Comments                                   15
                Item 2.       Properties                                                  15
                Item 3.       Legal Proceedings                                           16
                Item 4.       Submission of Matters to a Vote of Shareholders             16
PART II
                Item 5.       Market for Registrant's Common Equity and Related
                               Shareholder Matters and Issuer Purchases of
                               Equity Securities                                          17
                Item 6.       Selected Financial Data                                     19
                Item 7.       Management's Discussion and Analysis of Financial
                               Condition and Results of Operations                        20
                Item 7A.      Quantitative and Qualitative Disclosures about
                               Market Risks                                               30
                Item 8.       Financial Statements and Supplementary Data                 34
                Item 9.       Changes in and Disagreements with Accountants on
                               Accounting and Financial Disclosure                        64
                Item 9A.      Disclosures Controls and Procedures                         64
                Item 9B.      Other Information                                           64
PART III
                Item 10.      Directors and Executive Officers of the Company             65
                Item 11.      Executive Compensation                                      65
                Item 12.      Security Ownership of Certain Beneficial Owners
                               and Management and Related Stockholder Matters             65
                Item 13.      Certain Relationships and Related Transactions              65
                Item 14.      Principal Accounting Fees and Services                      65
PART IV
                Item 15.      Exhibits and Financial Statement Schedules                  65
SIGNATURES                                                                                68


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in
Item 1A of this document, include the following:

     o Risks of investing in uninsured and non-investment grade mortgage assets and subordinated Commerical Mortgage Backed Securities;

     o    Competition in acquiring desirable investments;

     o    Interest rate fluctuations;

     o Risks associated with investments in real estate generally and the properties that secure many of our investments;

     o General economic conditions, particularly as they affect the value of our assets and the credit status of our borrowers;

     o Dependence on our external Advisor for all services necessary for our operations;

     o Conflicts which may arise among us and other entities affiliated with our Advisor that have similar investment policies to ours; and

     o Risks associated with the repurchase agreements we utilize to finance our investments and the availability of financing generally

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report.

PART I


ITEM 1.  BUSINESS.

General
-------

American Mortgage Acceptance Company was formed on June 11, 1991 as a Massachusetts business trust. We elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We are an externally managed REIT, and all of our operations are conducted by CharterMac AMI Associates, Inc. (formerly Related AMI Associates, Inc., the "Advisor") pursuant to an Advisory Services Agreement Throughout this report, the terms "we", "us", "the Company" and similar terms are meant to refer to American Mortgage Acceptance Company and its consolidated subsidiaries.

Additional Information
----------------------

Additional information about us beyond what is included in this Form 10-K, including our code of conduct, is available at WWW.AMERICANMORTGAGECO.COM. As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC") we make available, on or through our website, free of charge:

          o    our annual report on Form 10-K;
          o    our quarterly reports on Form 10-Q;
          o    our current reports on Form 8-K; and
          o    amendments  to those  reports  filed  or  furnished  pursuant  to
               Section 13(a) or 15(d) of the Exchange Act.

You may also read and copy these materials at the SEC's Public Reference Room at 450 Fifth Street, NW, Washington, DC 20549, or obtain them by calling the SEC at 1-800-SEC-0300. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at WWW.SEC.GOV. We will provide a copy of any of the foregoing documents upon request.

None of the information on our website that is not otherwise expressly set forth or incorporated by reference in the Form 10-K is a part of this Form 10-K.

Business Strategy
-----------------

Our business plan focuses on originating and acquiring mortgage loans secured by multifamily and commercial properties throughout the United States. Historically, many of the mortgages were government insured or agency guaranteed first mortgages, insured mortgage pass-through certificates or insured mortgage backed securities. We are increasingly investing in uninsured mezzanine loans, construction loans, first mortgage loans, subordinated interests in first mortgage loans and bridge loans. These mortgages may have fixed or variable interest rates. Additionally, we have indirectly invested in subordinate commercial mortgage-backed securities and may invest in other real estate assets. In association with our investing activities, we may also issue guarantees of construction and permanent financing and make standby loan commitments.

During 2005, our board of trustees and shareholders approved an amendment to our declaration of trust that would allow our board of trustees to, among other things, broaden our investment strategy. This will enable us to increase the number of investments we will make in first mortgage loans, subordinated interests in first mortgage loans and bridge loans, in addition to the traditional mezzanine loans and government insured mortgage loans that we originated in the past. These changes will enable us to expand our business plan and grow focus on additional real estate asset classes, including diversifying outside of multifamily residential lending to include commercial opportunities.

In order to fund the expected growth of our investment portfolio, we are currently exploring utilizing Collateralized Debt Obligation ("CDO") securitizations. We intend to securitize our expanding investment portfolio through a CDO beginning in the second quarter of 2006; however, there are no assurances that such a transaction will occur. We expect that securities issued in any such transaction will not be registered under the Securities Act of 1933 and will not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

Investing
---------

We seek to leverage the expertise of our Advisor, and its affiliates in originating the loans and other assets in which we invest. In addition, our Advisor, through its affiliates, provides the expertise to perform both the initial underwriting of the properties which serve as direct or indirect collateral for our loans, as well as in the ongoing monitoring of those properties through construction, lease-up and stabilization.

We invest, or have invested in, the following types of assets:

MEZZANINE LOANS

We originate or acquire mezzanine loans that typically finance newly stabilized or transitional multifamily and commercial real estate properties. While we mainly focus on the multifamily sector, we may originate mezzanine loans for office, retail or industrial properties as well. The interest rates we offer are either fixed or floating rate. We seek assets secured by properties in real estate markets with strong fundamentals and transactions with well capitalized developers or guarantors. Our mezzanine transactions may involve us:

     1) issuing mezzanine debt subordinated to an existing first mortgage loan;
     2) jointly bidding with a senior lender and closing simultaneously (the process can be seamless to the client);
     3)   acquiring a mezzanine loan from a senior lender; or
     4) originating the entire debt structure and selling the first mortgage to a senior lender.

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

In the second program, we provide loans for properties undergoing rehabilitation when the rehabilitation process will add significant value to the property and reduce the effective loan-to-value ratio and risk of loss.

These bridge loans may include a participation component and in connection with our broadened investment focus, we may originate additional types of bridge loans secured by either multifamily or commercial properties.

FIRST MORTGAGE LOANS

We currently originate or invest in first mortgage loans secured by multifamily properties. The loans may be in the form of long-term fixed-rate financing obligations or revenue bonds that are secured by first mortgages on affordable multifamily housing properties throughout the country. The revenue bonds generally rank on par with tax-exempt first mortgage revenue bonds that are owned by CharterMac, the parent of our Advisor. The proceeds from these revenue bonds are generally used for the new construction or substantial rehabilitation of affordable multifamily properties.

First mortgage loans are an additional area of expansion for us. We expect that we will invest in first mortgage loans, secured by multifamily or commercial properties, that will be originated by CharterMac Mortgage Capital, an affiliate of our Advisor.

GOVERNMENT INSURED AND GUARANTEED INVESTMENTS

We invest in government insured or guaranteed investments, primarily through the acquisition of Government National Mortgage Association ("GNMA" or "Ginnie Mae") and Federal National Mortgage Association (FNMA or "Fannie Mae") mortgage-backed securities and pass-through certificates. We believe that government agency insured lending offers safety, liquidity and moderate yields, while also providing a strong asset base for collateralized borrowing on favorable terms.

COMMERICAL MORTGAGE - BACKED SECURITIES ("CMBS")

We currently invest indirectly in CMBS through an equity investment in ARCap Investors, LLC ("ARCap"). ARCap specializes in, and is a recognized industry leader in managing funds that invest in CMBS. The CMBS under ARCap's management are collateralized by a diverse range of underlying properties including multifamily, retail, office and hotel. We own both common and preferred stock in ARCap.

OTHER INVESTMENTS

From time to time, we may invest in assets outside of our normal investment strategy if we believe that making such an investment is advantageous in maximizing our return on equity.

Financing
---------

We finance our investing activity primarily through borrowing from various facilities at short-term rates. We have four repurchase facilities and a line of credit with a related party that are used to finance our investments.

For further information about these facilities, see MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES and Notes 7, 8 and 9 to the consolidated financial statements.

In addition, we may also issue common shares to fund investing activity. We have the capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC.

From time to time, we may also issue other types of securities to raise additional capital. For example, during 2005, our subsidiary issued $25.0 million of variable rate preferred securities, the proceeds of which were used to purchase FNMA certificates.

In 2006, we expect to grow our investment portfolio by utilizing CDO securitizations. In order to finance these investments prior to securitizing them, we expect to enter into a new warehouse facility with a major financial institution, although there are no assurances that this facility will close.

Competition
-----------

We compete with various financial institutions in each of our lines of business. We compete with investment banks, other REITs, mezzanine funds and pension fund advisors for investment opportunities.

Management and Governance
-------------------------

We have engaged our Advisor, to manage our day-to-day affairs. Our Advisor has subcontracted with CharterMac Capital LLC (formerly known as Related Capital Company LLC) ("CharterMac Capital"), a subsidiary of CharterMac, to provide the services necessary for our operations. Through our Advisor, CharterMac Capital offers us a core group of experienced staff and executive management personnel who provide us with services on both a full- and part-time basis. These services include, among other things, acquisition, underwriting, asset monitoring, portfolio management, finance, accounting, capital markets and investor relations.

We have no employees. Our Advisor receives compensation in connection for the services it provides to us as set forth in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; Item 11, EXECUTIVE COMPENSATION; and Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS. In addition, we reimburse our Advisor and certain of its affiliates for expenses they incur in connection with their performance of services for us in accordance with our management agreement.

We are governed by a board of trustees comprised of three independent trustees and two non-independent trustees who are affiliated with our Advisor.

ITEM 1A.  RISK FACTORS

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

1. RISKS RELATED TO OUR INVESTMENTS

MORTGAGE   INVESTMENTS  THAT  ARE  NOT  UNITED  STATES  GOVERNMENT  INSURED  AND
NON-INVESTMENT GRADE MORTGAGE ASSETS INVOLVE RISK OF LOSS

GENERAL.   We  intend  to  continue  to  originate  and  acquire  uninsured  and non-investment grade mortgage loans and mortgage assets as part of our investment strategy. Such loans and assets may include first mortgage loans, mezzanine loans, construction loans, bridge loans, subordinated interests in first mortgage loans and CMBS. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under mortgage loans we hold, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan.

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

In addition, investment in subordinated interests in mortgage loans do not provide us with foreclosure remedies upon default. Should an investment default, we may lose our entire investment in such loans.

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

Interest rate mismatch could occur between asset yields and borrowing rates resulting in decreased yield. Our operating results will depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. We fund the origination and acquisition of a significant portion of our assets with borrowings which have interest rates that reset relatively rapidly, such as monthly or quarterly. We anticipate that, in most cases, the income from our fixed-rate assets will respond more slowly to interest rate fluctuations than the cost of our borrowings, creating a mismatch between asset yields and borrowing rates. In addition, in periods of declining market rates, income from our variable rate investments would decline. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income and could result in operating losses.

Our operating results depend to a significant degree on differences between the income from our assets and our borrowing costs. Due to the fixed returns generated by most of our assets, interest rate fluctuations may influence our net income. See also Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

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

WE MAY NOT ACCURATELY ASSESS INVESTMENT YIELDS, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS

Before making any investment, our Advisor will consider the expected yield of the investment and the factors that may influence the yield actually obtained on such investment. These considerations will affect our or our Advisor's decision whether to purchase such an investment and the price offered for such an investment. No assurances can be given that we or our Advisor will make an accurate assessment of the yield to be produced by an investment. Many factors beyond our and our Advisor's control are likely to influence the yield on the investments, including, but not limited to, competitive conditions in the local real estate market, local and general economic conditions and the quality of management of the underlying property. Our Advisor's inability to accurately assess investment yields may result in our purchasing assets that do not perform as well as expected, which may negatively affect our earnings.

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS SECURED BY REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS

We derive most of our income by investing, directly and indirectly, in debt secured by residential or commercial properties. Such investments subject us to various types and degrees of risk that could adversely affect the value of our investments and our ability to generate revenue and net income.

Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to:

     o national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors);
     o local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space);
     o stability of controlling entity of our borrower and managing agent of the borrower's property;
     o    construction quality, age and design;
     o    demographic factors;
     o    retroactive changes to building or similar codes; and
     o    increases in operating expenses (such as energy costs).

Other risks include, but are not limited to, the following:

     o If a mortgage loan is called due to construction not being completed as required in the mortgage loan documents, we may choose to expend additional capital in order to preserve our investment;
     o occupancy and rent levels may be affected by construction of additional housing units and national, regional and local politics, including current or future rent stabilization and rent control laws and agreements;
     o the federal LIHTC Program and city, state and federal housing subsidy or similar programs which apply to some of the properties impose rent limitations that could adversely affect the ability to increase rents to generate the funds necessary to maintain the properties securing our investments in proper condition, which is particularly important during periods of rapid inflation or declining market value of such properties;
     o if a loan defaults, the value of the property securing the loan (plus, for properties that are financed through the LIHTC Program, the value of the credits) may be less than the unamortized principal amount of the loan;
     o an owner or operator of real property may become liable for the costs of removal of certain hazardous substances released on its property without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances. The presence of hazardous substances may adversely affect an owner's ability to operate the property;
     o certain underlying properties may be required to comply with the Americans with Disabilities Act, and must comply with fire and safety regulations, building codes, and other land use regulations. Compliance with such requirements may require property operators to make substantial capital expenditures; and
     o loans to finance condominium conversions may be adversely impacted if interest rate increases or market forces diminish investor demand for condominium units.

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

From time to time, through the foreclosure process, we may also take title to properties as a result of loan defaults by borrowers. Excluding properties that we have legally sold and for which we have recovered a large portion of the investment we made upon foreclosure, as of December 31, 2005, the aggregate carrying value was approximately $18.4 million. While our Advisor is acting to improve the operating performance of these properties and actively marketing them for sale, the assets are illiquid and there is no assurance that we will realize the full carrying amounts when the properties are sold.

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

We have invested indirectly in subordinated CMBS through our ownership of a membership interest in ARCap. ARCap manages funds that invest in subordinated CMBS that include "first loss" and non-investment grade subordinated interests. A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default, on restructuring or liquidation of the underlying collateral and the last to receive payment of interest and principal. Such classes are subject to special risks, including a greater risk of loss of principal and non-payment of interest than more senior, rated classes. The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes. As a result of these and other factors, subordinated interests generally are not actively traded and may not provide holders with liquidity of investment. In addition, our ability to transfer our membership interest in ARCap is limited by the terms of ARCap's operating agreement.

PARTICIPATING INTERESTS IN MORTGAGES MAY NOT BE REALIZED

In connection with the acquisition and origination of mortgages, we have obtained and may continue to obtain participating interests that may entitle us to payments based upon a property's cash flow, profits or any increase in the value of the property that would be realized upon a refinancing or sale of the property. As the operation of a particular property is subject to numerous variables and risks, there can be no assurance that a participating interest will result in additional payments to us.

GEOGRAPHIC  CONCENTRATION  AND THE  CREDIT  QUALITY OF  BORROWERS  MAY RESULT IN
LOSSES

We have not established any limit upon the geographic concentration of properties securing our investments or the credit quality of borrowers of uninsured investments. As a result, properties securing our investments may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured investments may have low credit quality. We may experience losses due to geographic concentration or low credit quality. As of December 31, 2005, 36.7% of our portfolio was comprised of investments in mortgage loans, notes receivable, revenue bonds and real estate owned. Of this group of assets, 62.4% were secured by properties in Texas. We had no borrowers exceeding 10% of our portfolio of investments in mortgage loans, notes receivable and revenue bonds other than John Loder and Richard Nathan who are the creditors of 11.4% and 10.5%, respectively, in these categories.

THERE ARE RISKS ASSOCIATED WITH OUR CONTEMPLATED CDO TRANSACTIONS

We would be exposed to additional risks if we finance a portion of our investment portfolio through a CDO transaction. Risks associated with financing investments through a CDO include the following:

          WE MAY NOT BE ABLE TO ACQUIRE ELIGIBLE INVESTMENTS FOR A CDO ISSUANCE, OR MAY NOT BE ABLE TO ISSUE CDO SECURITIES ON ATTRACTIVE TERMS, WHICH MAY REQUIRE US TO UTILIZE MORE COSTLY FINANCING FOR OUR INVESTMENTS, OR TO LIQUIDATE THE INVESTMENTS.

          We intend to capitalize on opportunities to finance certain of our investments on a non-recourse, long-term basis, such as through the issuance of CDOs. During the period that we are acquiring these investments, we intend to finance our purchases through a warehouse facility. We will use this facility to finance our acquisition of investments until we have accumulated a sufficient quantity of them, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other types of long-term financing. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing, or otherwise to liquidate the collateral.

         WE MAY NOT BE ABLE TO FIND SUITABLE REPLACEMENT INVESTMENTS IN COLLATERALIZED DEBT OBLIGATIONS WITH REINVESTMENT PERIODS.

         Some CDOs have periods where principal proceeds received from assets securing the obligation can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable investments during any reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may, among other things:

               o    cause interest deficiencies;
               o    cause hyper-amortization of the senior CDO liabilities; and
               o cause us to reduce the life of our CDOs and accelerate the amortization of certain fees and expenses.

         THE USE OF CDO FINANCINGS WITH OVER-COLLATERALIZATION AND INTEREST COVERAGE REQUIREMENTS MAY HAVE A NEGATIVE IMPACT ON OUR CASH FLOW.

         The terms of CDOs will generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceed interest expense by a certain amount. We anticipate that the CDO terms will provide that, if certain delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on our investment may be redirected to repay classes of CDOs senior to ours until the issuer or the collateral is in compliance with the terms of the governing documents. Other tests (based on delinquency levels or other criteria) may restrict our ability to receive net income from assets pledged to secure CDOs. We cannot assure you that the performance tests will be satisfied. Nor can we assure you, in advance of completing negotiations with the rating agencies or other key transaction parties as to the actual terms of the delinquency tests, over-collateralization and interest coverage terms, cash flow release mechanisms or other significant factors upon which net income to us will be calculated. Failure to obtain favorable terms with regard to these matters may adversely affect the availability of net income to us. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase.

         WE MAY BE REQUIRED TO REPURCHASE LOANS THAT WE HAVE SOLD OR TO INDEMNIFY HOLDERS OF OUR CDOS.

         If any of the loans we originate or acquire and sell or securitize through CDOs do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, in the case of loans that we have sold instead of retained, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchased loans typically require a significant allocation of working capital to carry on our books, and our ability to borrow against such assets is limited. Any significant repurchases or indemnification payments could adversely affect our financial condition and operating results.

2.  RISKS RELATED TO OUR ADVISOR

WE ARE DEPENDENT ON OUR ADVISOR AND IF OUR ADVISOR TERMINATES THE ADVISORY AGREEMENT, WE MAY NOT BE ABLE TO FIND AN ADEQUATE REPLACEMENT ADVISOR

We have no employees, although we have officers. We have entered into an advisory agreement with our Advisor under which it provides us with all of the services necessary for our operations. We are dependent on our Advisor for the management and administration of our business and investments. The results of our operations will be dependent upon the availability of, and our Advisor's ability to identify and capitalize on, investment opportunities. The agreement may be terminated

     (i)  without cause by our Advisor or

     (ii) with or without cause by a majority of our independent trustees.

The Advisor can terminate the agreement without penalty, but we are subject to a penalty, except in certain instances, for termination or non-renewal. Termination would be effective upon 60 days prior written notice to the non-terminating party. If our Advisor terminates our agreement, we may not be able to find an adequate replacement advisor.

CONFLICTS OF INTEREST COULD ARISE AMONG US AND OR RELATED PARTIES WITH RESPECT TO INVESTMENT OPPORTUNITIES

Our Advisor has subcontracted its obligation to provide services under the advisory agreement to CharterMac Capital, and there are risks involved with this arrangement. Under our advisory agreement, the Advisor and CharterMac Capital are permitted to act as advisor to other entities having investment policies similar to ours, including other REITs. Generally, in conflict situations with non-affiliated entities, our Advisor must present an investment opportunity to us if the opportunity is within our investment objectives and policies, the opportunity is of a character that could be taken by us, and we have the financial resources to take advantage of the opportunity.

Additionally, CharterMac, the parent of the Advisor and CharterMac Capital, has in the past, and may in the future, invest in first mortgage loans, including taxable first mortgage revenue bonds or other investments that are similar to those in which we invest.

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

In addition, Stephen M. Ross is the principal owner of The Related Companies, LP ("TRCLP"), as well as the Chairman and an indirect owner of a 15.9% economic interest in CharterMac. Jeff Blau, our Chief Executive Officer, is also employed by TRCLP and has an ownership interest in CharterMac. TRCLP may engage in businesses which compete with our Company. In connection with CharterMac's acquisition of CharterMac Capital in November 2003, CharterMac and TRCLP entered into an agreement which prohibited TRCLP and its affiliates from competing with any business currently engaged in by CharterMac Capital other than in specified areas, including originating mezzanine loans to multifamily housing properties similar to those which secure our loans. There can be no assurance that we and TRCLP and its affiliates would not directly compete for similar products and opportunities in these areas in the future.

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

We have invested in, and may in the future invest in, mortgage investments secured by properties in which either direct or indirect affiliates of our Advisor own equity interests in the borrower. Our declaration of trust requires that any transaction between our Advisor or any of its affiliates and us be approved by a majority of our trustees, including a majority of the independent trustees, not otherwise interested in the transaction, as being fair and reasonable and on terms not less favorable to us than those available from unaffiliated third parties. As of December 31, 2005, we had four notes receivable with a total carrying value of approximately $13.7 million, one first mortgage with a total carrying value of approximately $771,000, and seven multifamily housing first mortgage bonds with a total carrying value of approximately $6.6 million to borrowers that are affiliates of our Advisor, which represents 1.7% of our total assets.

In June 2004, we entered into a revolving credit facility with CharterMac, which provides up to $20.0 million in borrowings and bears interest at LIBOR plus 300 basis points. This facility was extended through June 30, 2006 and contains customary restrictions and covenants that are similar to our warehouse debt facility with an unaffiliated lender. As of December 31, 2005, there was no outstanding balance on this facility.

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

IF WE ARE UNABLE TO RENEW OUR BORROWINGS AT FAVORABLE RATES, WE MAY BE FORCED TO SELL ASSETS, AND OUR PROFITABILITY MAY BE ADVERSELY AFFECTED. We rely on short-term repurchase agreements to finance a portion of our assets. Our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and our ability to renew or replace these short-term borrowings on a continuous basis as they mature. If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability. As of December 31, 2005, we had borrowings of approximately $209.1 million outstanding under the repurchase facilities, all of which typically have 30-day settlement terms.

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

OUR USE OF REPURCHASE AGREEMENTS TO BORROW MONEY MAY GIVE OUR LENDERS GREATER RIGHTS IN THE EVENT OF BANKRUPTCY. Our repurchase agreements require us to pledge certain of our assets to the lender to secure our obligations thereunder. Borrowings made under repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, which may make it difficult for us to recover our pledged assets if a lender files for bankruptcy. In addition, if we were to file for bankruptcy, lenders under our repurchase agreements may be able to avoid the automatic stay provisions of the U.S. Bankruptcy Code and take possession of, and liquidate, the assets we pledged under these agreements without delay.

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

4.  RISKS  RELATED  TO OUR  CLASSIFICATION  AS A REIT  AND NOT AS AN  INVESTMENT
COMPANY

POTENTIAL LOSS OF OUR REIT STATUS SUBJECTS US AND OUR SHAREHOLDERS TO RISKS

Potential loss of our REIT status subjects us and our shareholders to a number of risks including the following:

FAILURE TO QUALIFY AS A REIT WOULD HAVE ADVERSE TAX CONSEQUENCES FOR US. In order to maintain our REIT status we must meet a number of requirements. These requirements are highly technical and complex and often require an analysis of various factual matters and circumstances that may not be totally within our control. Even a technical or inadvertent mistake could jeopardize our REIT status. Furthermore, Congress and the IRS may make changes to the tax laws and regulations, and the courts may issue new rulings, that make it more difficult or impossible for us to remain qualified as a REIT. If we fail to qualify as a REIT, we would be subject to federal and state income taxes at regular corporate rates. Therefore, we would have less money available for investments and for distributions to our shareholders. This may also have an adverse effect on the market value of our common shares. In general, we would not be able to elect REIT status for four years after a year in which we lose our REIT status.

AS A REIT, OUR INCOME CAN ONLY COME FROM LIMITED TYPES OF SOURCES. To qualify as a REIT, at least 75% of our gross income must come from qualified real estate sources and at least 95% of our gross income must come from qualified real estate sources and certain other sources that are itemized in the REIT tax laws. Therefore, we may have to forego opportunities to invest in potentially profitable businesses or assets because they would produce income that could jeopardize our status as a REIT.

WE HAVE CERTAIN DISTRIBUTION REQUIREMENTS. As a REIT, we must distribute to shareholders at least 90% of our REIT taxable income (excluding capital gains). The required distribution limits the amount we have available for other business purposes, including amounts to fund our growth. Also, it is possible that because of the differences between the time we actually receive revenue or pay expenses and the period we report those items for distribution purposes, we may have to borrow funds on a short-term basis to meet the 90% distribution requirement.

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

LOSS OF INVESTMENT COMPANY ACT EXEMPTION WOULD ADVERSELY AFFECT US

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). If we fail to qualify for this exemption, we would be regulated as an investment company and our business would be materially adversely affected. Investment company regulations would prevent us from conducting our business as described in this document by, among other restrictions, reducing our ability to borrow. The Investment Company Act exempts entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of SEC staff, in order to qualify for this exemption, we must maintain at least 55% of our assets directly in these qualifying real estate interests. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not qualify for purposes of the 55% requirement. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act. In meeting the 55% requirement, we treat as qualifying interests, mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. If the SEC or its staff adopts a contrary interpretation, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. Further, in order to insure that we at all times qualify for the exemption from the Investment Company Act, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on those that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower our net income.

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

In order to prevent five or fewer individuals from acquiring more than 50% of our outstanding shares and a resulting failure to qualify as a REIT, our declaration of trust provides that, no person may own, or be deemed to own by virtue of the attribution provisions of the Code, more than 9.8% of the outstanding shares. The shares most recently acquired by a person that are in excess of the 9.8% limit will not have any voting rights and will be deemed to have been offered for sale to us for a period subsequent to the acquisition. Any person who acquires shares in excess of the 9.8% limit is obliged to immediately give written notice to us and provide us with any information we may request in order to determine the effect of the acquisition on our status as a REIT.

While these restrictions are designed to prevent any five individuals from owning more than 50% of our shares, preserving our status as a REIT, they also discourage a change in control of our company. These restrictions may also deter tender offers that may be attractive to shareholders or limit the opportunity for shareholders to receive a premium for their shares if an investor makes purchases of shares to acquire a block of shares.

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

ISSUANCES OF LARGE AMOUNTS OF OUR COMMON SHARES COULD CAUSE OUR SHARE PRICE TO DECLINE

Our declaration of trust permits our trustees to issue an unlimited number of shares (subject to SEC registration requirements and the consent of shareholders if required pursuant to the rules of the American Stock Exchange). The issuance of common shares could cause dilution of our existing common shares and a decrease in the market price of our common shares.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES.

         As a result of  foreclosure,  we own four properties held and used. See
         Note 6 to the consolidated financial statements for further discussion of these properties.

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

         We are also subject to routine litigation and administrative proceedings arising in the ordinary course of business. We do not believe that such matters will have a material adverse impact on our financial portion, results of operations or cash flows.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SHAREHOLDERS.

         None.

                                     PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of February 27, 2006, there were 235 registered shareholders owning 8,303,838 shares. Our common shares have been listed on the American Stock Exchange since July 1, 1999, under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for our shares.

The high and low common share prices for each quarterly period in the past two fiscal years in which the shares were traded is as follows:


                                       2005                       2004
                             -----------------------     -----------------------

Quarter Ended                   Low           High          Low           High
-------------                ---------     ---------     ---------     ---------
March 31                     $   13.70     $   17.15     $   16.15     $   18.31
June 30                      $   13.44     $   16.44     $   12.86     $   17.86
September 30                 $   13.93     $   16.45     $   13.65     $   17.02
December 31                  $   13.14     $   14.99     $   15.70     $   18.05


The last reported sale price of our common shares on the American Stock Exchange on February 27, 2006 was $15.25.

The following table provides information related to our Incentive Share Option Plan as of December 31, 2005:


                      Equity Compensation Plan Information

                                             (a)                      (b)                        (c)

                                                                                         Number of securities
                                          Number of                                    remaining available for
                                      securities to be                                  future issuance under
                                    issued upon exercise        Weighted-average         equity compensation
                                       of outstanding          exercise price of           plans (excluding
                                      options, warrants       outstanding options,       securities reflected
                                         and rights           warrants and rights           in column (a))
                                    ----------------------    ---------------------    -----------------------
Equity compensation plans
   approved by security holders            187,052                 $   15.78                   643,332
Equity compensation plans not
   approved by security holders                 --                        --                        --
                                           -------                 ---------                   -------

Totals                                     187,052                 $   15.78                   643,332
                                           =======                 =========                   =======


Distributions
-------------

Cash distributions per share for the years ended December 31, 2004 and 2005 are as set forth in the following table:


                                                                   Total Amount
Cash Distribution                                                  Distributed
for Quarter Ended                  Date Paid         Per Share    (in thousands)
-----------------                  ---------         ---------    --------------
March 31, 2004                      5/13/04          $   0.40        $ 3,335
June 30, 2004                       8/12/04              0.40          3,334
September 30, 2004                  11/11/04             0.40          3,334
December 31, 2004                   2/14/05              0.40          3,334
                                                     --------        -------

Total for 2004                                       $   1.60        $13,337
                                                     =====           =======

March 31, 2005                      5/13/05          $   0.40        $ 3,335
June 30, 2005                       8/12/05              0.40          3,324
September 30, 2005                  11/14/05             0.40          3,325
December 31, 2005                   2/14/06              0.40          3,322
Special distribution                11/30/05             0.30          2,493
                                                     --------        -------

Total for 2005                                       $   1.90        $15,799
                                                     ========        =======


There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our declaration of trust. Future distributions paid by us will be at the discretion of our trustees and will depend on our actual cash flow, our financial condition, capital requirements, REIT requirements and such other factors as the trustees deem relevant.

The following table sets forth information with respect to purchases made by us of our common shares during the fourth quarter of 2005:


                                                               Total number            Maximum
                                                                 of shares            number of
                                                               purchased as        shares that may
                           Total number                      part of publicly     yet be purchased
                             of shares     Average price        announced            under the
      Period                 purchased     paid per share        programs             programs
-------------------        ------------    --------------    ----------------     ----------------
November 1-30, 2005            9,100        $   13.75              9,100               960,000


Other information required by this item, as well as additional information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Note 11 and 12 to our consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA.

The information set forth below presents our selected financial data. See Item 7 for factors affecting the comparability of this data. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(In thousands except per share amounts)


                                                                 Year ended December 31,
                                               ------------------------------------------------------------
OPERATIONS                                       2005         2004         2003         2002         2001
----------                                     --------     --------     --------     --------     --------
Total revenues                                 $ 36,143     $ 22,011     $ 16,966     $ 10,458     $  5,698
                                               ========     ========     ========     ========     ========

Net income                                     $ 15,235     $ 11,273     $ 11,884     $  9,660     $  5,187
                                               ========     ========     ========     ========     ========

Net income per share,
  basic and diluted                            $   1.83     $   1.35     $   1.52     $   1.61     $   1.35
                                               ========     ========     ========     ========     ========

Distributions per share                        $   1.90     $   1.60     $   1.60     $   1.51     $   1.45
                                               ========     ========     ========     ========     ========


                                                                       December 31,
                                               ------------------------------------------------------------
FINANCIAL POSITION                               2005         2004         2003         2002         2001
------------------                             --------     --------     --------     --------     --------
Total assets                                   $400,723     $349,033     $327,107     $195,063     $101,982
                                               ========     ========     ========     ========     ========

Repurchase facilities payable                  $209,101     $157,633     $149,529     $ 87,880     $ 43,610
                                               ========     ========     ========     ========     ========

Warehouse facility payable                     $  4,070     $  3,827     $ 34,935     $  8,788     $     --
                                               ========     ========     ========     ========     ========

Line of credit - related party                 $     --     $  4,600     $     --     $     --     $     --
                                               ========     ========     ========     ========     ========

Mortgages payable on real estate owned         $ 40,487     $ 56,993     $ 15,993     $     --     $     --
                                               ========     ========     ========     ========     ========

Preferred shares of subsidiary (subject to
   mandatory repurchase)                       $ 25,000     $     --     $     --     $     --     $     --
                                               ========     ========     ========     ========     ========

Total liabilities                              $286,540     $228,501     $206,212     $100,725     $ 46,703
                                               ========     ========     ========     ========     ========

Total shareholders' equity                     $114,183     $120,532     $120,895     $ 94,338     $ 55,279
                                               ========     ========     ========     ========     ========


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors Affecting Comparability
-------------------------------

During 2005 and 2004, we owned several properties through foreclosure, classified as Real Estate Owned - Held and Used, - Subject to Sales Contracts and - Held for Sale. As a result of certain circumstances during 2004, we reclassified some of these assets from Held for Sale to Held and Used. Although prior period results have been reclassified as Held and Used, we have recorded greater depreciation expense and recognized property level mortgage interest in the current year (see "Real Estate Owned" below).

During March 2005, we issued $25.0 million of Floating Rate Preferred Securities through a subsidiary. Due to the mandatory redemption feature of these securities, the payments or accruals of dividends and other amounts to be paid to the holders of these securities are reported as interest costs. As a result, these interest costs are classified as Interest - Distributions to Preferred Shareholders of Subsidiary (Subject to Mandatory Repurchase). There were no such interest costs in prior periods.

During September 2005, the GNMA certificate and mezzanine loan investments relating to one property were paid off prior to the maturity date. This pay off resulted in significantly higher levels of fees earned and gain on redemption.

Investment Activity
-------------------

During the years ended December 31, we made the following investments:

(In thousands)


                                 2005                    2004                    2003
                         --------------------    --------------------    --------------------
                                     Weighted                Weighted                Weighted
                                     Average                 Average                 Average
                                     Interest                Interest                Interest
                          Amount       Rate       Amount       Rate       Amount       Rate
                         --------    --------    --------    --------    --------    --------
Debt securities          $ 61,691      6.04%     $ 34,823      5.60%     $ 39,960      5.49%
Mezzanine loans            40,000     15.78%        8,500     11.64%        3,293     16.50%
Bridge loans                   --        --         4,517     12.96%       31,046      7.91%
First mortgage loans        7,500     10.82            --        --         8,683      8.96%
                         --------     -----      --------     -----      --------     -----
Total                    $109,191      9.94%     $ 47,840      7.37%     $ 82,982      7.20%
                         ========     =====      ========     =====      ========     =====


During 2005 and 2004, the composition of our investment portfolio shifted to include a larger proportion of debt securities and, especially in 2005, a larger number of variable-rate mezzanine loans (particularly related to condo conversion properties). The increase in our debt security investments allows us to increase our ability to obtain leverage on those assets to allow further investment and the timing of cash flows related to the liquidation of other assets in our portfolio. The change in our investment strategy to expand into asset classes beyond traditional multifamily housing has increased our variable-rate asset base and increased the weighted average yield on our portfolio.

Results of Operations

The following is a summary of our operations:

(In thousands)


                                                  % Change              % Change
                                                   2005 vs               2004 vs
                             2005        2004       2004       2003       2003
                           --------    --------   --------   --------   --------
Total revenues              $36,143     $22,011     64.2%     $16,966     29.7%

Total expenses               23,889      13,138     81.8        7,109     84.8

Total other income            2,981       2,400     24.2        2,027     18.4
                            -------     -------     ----      -------     ----

Net income                  $15,235     $11,273     35.1%     $11,884     (5.1%)
                            =======     =======     ====      =======     ====


The substantial growth in our annual revenues and other income in both 2005 and 2004 resulted primarily from increases in investment activity, as well as fees received as a result of an early paydown of one GNMA certificate and mezzanine loan. Expenses also increased for these periods due to the increase in property operations, interest expenses and depreciation costs for Real Estate Owned, financing costs (particularly due to higher interest rates), and Advisory fees due to higher profits and an increased asset base.

REVENUES

Changes in components of our revenues were as follows:


                                                   % Change        % of Total       % of Total       % of Total
                                  % Change         2004 vs.           2005             2004             2003
                                2005 vs 2004         2003           Revenues         Revenues         Revenues
                                ------------      ----------       ----------       ----------       ----------
Interest income:

  Debt securities                    31.7%           11.1%            35.5%            44.2%            51.7%

  Mortgage loans                    200.1           (30.4)            15.0              8.2             15.3

  Notes receivable                  (38.6)          (19.6)             4.3             11.6             18.6

  Revenue bonds                      (8.2)          319.2              1.6              2.9              0.9

  Temporary investments             454.8           (23.6)             0.7              0.2              0.3

  Fees related to the
    prepayment  of assets         2,983.4           100.0             15.4              0.8               --

Other revenues                      523.5            (7.3)             2.6              0.7              1.0
                                  -------           -----             ----            -----            -----
  Subtotal                           79.9             1.3             75.1             68.6             87.8
                                  -------           -----             ----            -----            -----

  Rental income                      29.9           234.5             24.9             31.4             12.2
                                  -------           -----             ----            -----            -----

Total revenues                       64.2%           29.7%           100.0%           100.0%           100.0%
                                  =======           =====            =====            =====            =====


At  December  31, we had the  following  investments  (exclusive  of Real Estate
Owned):


                                  2005                                 2004                                2003
                    --------------------------------     --------------------------------    --------------------------------
                                            Weighted                             Weighted                            Weighted
                                            Average                              Average                             Average
                    Carrying                Interest     Carrying                Interest    Carrying                Interest
                     Amount    % of Total     Rate        Amount    % of Total     Rate       Amount    % of Total     Rate
                    --------   ----------   --------     --------   ----------   --------    --------   ----------   --------
Debt securities     $222,723      75.5%       6.23%      $194,587      79.2%       6.48%     $167,260      74.4%       6.80%
Mortgage loans        51,981      17.6       14.74         21,376       8.7       11.68        13,864       6.2       11.30
Notes receivable      13,725       4.7       10.00         23,111       9.4        9.43        35,946      16.0        7.96
Revenue bonds          6,626       2.2        8.68          6,672       2.7        8.69         7,586       3.4        8.69
                    --------     -----       -----       --------     -----       -----      --------     -----       -----
Total               $295,055     100.0%       7.96%      $245,746     100.0%       7.36%     $224,656     100.0%       7.32%
                    ========     =====       =====       ========     =====       =====      ========     =====       =====


Interest income from debt securities increased during both 2005 and 2004, primarily due to the continued advances on an existing GNMA certificate and the purchase of eight new FNMA certificates during the fourth quarter of 2004 and eleven new FNMA certificates during 2005, partially offset by the repayment of one GNMA certificate in 2004 and two in 2005. The decrease in the weighted average interest rate on debt securities during these periods was primarily due to the rising interest rates on mortgage loans; as mortgage interest rates rise, interest rates on debt securities tend to decrease.

Interest income from mortgage loans decreased in 2004, primarily due to the reduction of interest received from certain foreclosed properties due to the reclassification of these assets to Real Estate Owned. The balance increased significantly in 2005 primarily due to funding of three mezzanine loans during the second half of 2004 and the funding of seven mezzanine loans during 2005, many of which related to condominium conversions. The increase in the weighted average interest rates on mortgage loans during these periods was primarily due to the increase in market interest rates.

Interest income from notes receivable decreased during both 2005 and 2004, primarily due to the payoff of several notes during these periods, partially offset by the funding of one new note receivable. The balance also decreased during 2004 due to the default of required debt service payments from foreclosed properties.

Fees related to prepayment of assets increased during 2005 primarily due to the recognition of fees relating to an early payoff of a GNMA certificate and a mezzanine loan during the third quarter of 2005.

Other revenues increased for 2005, primarily due to the recognition of a commitment fee and a non-refundable due diligence fee during 2005. No such fees were recorded in 2004.

Rental income increased during 2005 primarily due to the purchase of the first mortgage on one property in the Real Estate Owned portfolio in February 2005. Subsequent to the purchase, we recorded income from property operations. There was no income from operations during 2004. Rental income increased during 2004 primarily due to the foreclosure of the Concord properties during the later half of 2003. During 2004, there was a full year of income recorded for operations of these properties.

EXPENSES

Changes in components of our expenses in 2005, 2004 and 2003 were as follows:


                                                   % of Total                         % of Total       % of Total
                              % Change 2005           2005         % Change 2004         2004             2003
                                 vs 2004            Revenues          vs 2003          Revenues         Revenues
                              --------------       ----------      -------------      ----------       ----------
Interest                            75.7%             19.5%             57.7%            18.2%            15.0%
Distributions to
  preferred shareholders           100.0               4.0                --               --               --
General and administrative          12.4               5.4              89.7              7.9              5.4
Fees to Advisor                    122.2              12.0               7.9              8.9             10.7
Amortization and other             (28.5)              0.8               9.3              1.9              2.2
                              -----------------------------------------------------------------------------------
Subtotal                            85.9              41.7              43.7             36.9             33.3
                              -----------------------------------------------------------------------------------

Property operations                 38.9              11.0              97.2             13.0              8.6
Depreciation                        11.5               6.6             100.0              9.7               --
Mortgage interest for
  real estate owned,
  held and used                    100.0               6.7                --               --               --
                              -----------------------------------------------------------------------------------

Total expenses                      81.8%             66.1%             84.8%            59.7%            41.9%
                              ===================================================================================


At December 31, 2005, excluding mortgages on real estate owned, we had total debt of approximately $238.2 million with a weighted average interest rate of 4.63% per year, including the effect of our swap agreement. At December 31, 2004, we had a comparable balance of approximately $166.1 million with a weighted average interest rate of 2.76% per year. The increase in the weighted average interest rate is due to steady increases in market interest rates during 2004 and 2005.

Interest expense increased for both 2005 and 2004, primarily due to the increased borrowings on the repurchase facilities stemming from an increased investment base and the increase in interest rates during 2004 and 2005.

Distributions to preferred shareholders were recorded following the issuance of the securities in March 2005. There were no such securities outstanding during 2004 or 2003.

General and administrative expenses increased for both 2005 and 2004, primarily due to an increase in legal fees related to foreclosed properties, an increase in accounting fees related to Sarbanes-Oxley compliance, and an increase in excise taxes due to undistributed taxable income.

Fees to Advisor increased for both 2005 and 2004, due to higher overhead costs and asset management fees because of expansion of our business and an increased asset base during 2004 and 2005. In addition, during 2005, we incurred incentive management fees based on the increase in 2005 earnings, which resulted primarily from fees related to the early payoff of a GNMA certificate and mezzanine loan.

Property operations represent all non-interest costs at the property level on all of our Real Estate Owned - Held and Used properties. Mortgage interest for Real Estate Owned - Held and Used increased during 2005, due to debt service costs associated with a $40.5 million mortgage on the Concord Portfolio (see "Real Estate Owned" below).

Depreciation expense increased during both 2005 and 2004, due to a higher base of depreciable real estate owned in both 2005 and 2004. In 2004, we began depreciating the Concord Portfolio and in 2005, we began depreciating Autumn Creek. In both years, the initial amount of depreciation included retroactive amounts to capture depreciation from the respective foreclosure dates.

REAL ESTATE OWNED

During 2005, we reclassified some of our investments in foreclosed properties as Real Estate Owned - Held for Sale on our consolidated balance sheets and recognized income from the operations of these properties. As a result of these circumstances, we have reclassified certain prior year amounts relating to the income recognition of our real estate owned portfolio to conform to current year presentation.

During 2004, we had three properties classified as Real Estate Owned - Subject to Sales Contracts, as the sale of these properties did not constitute a sale in accordance with GAAP. After the properties were refinanced during December 2004, we reclassified these properties on our consolidated balance sheets as Real
Estate Owned - Held and Used; we recorded depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We recognize income associated with a $12.8 million mezzanine loan (our remaining economic interest in the properties) as rental income, property operations and mortgage interest on Real Estate Owned - Held and Used on our consolidated statements of income.

During 2005, we had one property classified as Real Estate Owned - Held for Sale. As a sale for this property could not be accomplished before December
2005, we also reclassified the property as Held and Used; we recorded depreciation on the property in 2005, as well as retroactively for the period since foreclosure. We recognize income from the property as rental income and property operations on Real Estate Owned - Held and Used on our consolidated statements of income.

During 2005, we sold the Plaza at San Jacinto property to an unaffiliated third party for approximately its carrying value.

IMPACT OF HURRICANES DURING THE YEAR ENDED DECEMBER 31, 2005

During 2005, three major hurricanes struck the Southern United States. Six of our investments, secured by properties in Texas, were affected by Hurricane Rita. The damage to these properties was minor and therefore it is expected that we have no financial exposure in this matter. There were no properties affected by Hurricane Katrina or by Hurricane Wilma.

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

The following table reconciles net income to FFO for the years ended December 31, 2005, 2004 and 2003:


(In thousands)
                                               2005           2004           2003
                                            ---------      ---------      ---------
Net income                                  $  15,235      $  11,273      $  11,884

Add back: depreciation of real property         2,389          2,143             --(1)
                                            ---------      ---------      ---------

FFO                                         $  17,624      $  13,416      $  11,884
                                            =========      =========      =========

Cash flows from:
Operating activities                        $  18,036      $  14,032      $  11,977
                                            =========      =========      =========
Investing activities                        $ (64,512)     $ (22,592)     $(123,843)
                                            =========      =========      =========
Financing activities                        $  55,016      $   9,206      $ 103,490
                                            =========      =========      =========

Weighted average shares outstanding:
Basic                                           8,316          8,336          7,803
                                            =========      =========      =========
Diluted                                         8,317          8,343          7,815
                                            =========      =========      =========


   (1) There was no depreciation recorded on Real Estate Owned in 2003.

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

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At December 31, 2005, we had approximately $20.0 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our declaration of trust.

From time to time, we may also issue common shares or other equity to fund investing activity. During 2005, our subsidiary issued $25.0 million of variable rate Preferred Securities. The proceeds received were used to purchase FNMA certificates.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to an effective shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

We are currently exploring funding the further expansion of our investment platform through the use of Collateralized Debt Obligations ("CDOs"). A real estate CDO is a capital markets transaction in which the holder of various forms of real estate debt instruments finances those assets by selling bonds backed by the assets. The assets can be floating or fixed rate, and may include first mortgages, subordinate participations in first mortgages, bridge loans, mezzanine loans, CMBS, and trust preferred stock. The assets would be aggregated on our consolidated balance sheets and would later be securitized. The CDO execution would enable us to lower our cost of capital significantly, which in turn would make us more competitive in the lending marketplace. It is anticipated that our origination activity would begin to increase during the first quarter of 2006 and we would access the securitization market in the second quarter of 2006, although there are no assurances that we will proceed with such a program or that such a program will be successful.

In order to finance this increased volume in investments before securitization occurs, we expect to enter into a warehouse facility with a major financial institution. The proposed terms of this facility contemplate a credit limit of up to $250 million, priced at a spread to LIBOR. This facility will mature when the CDO is entered into, after which, new facilities will be negotiated to finance any investments to be placed in additional CDOs. As with our proposed investment strategy changes, there is no assurance that this facility will close in 2006.

SUMMARY OF CASH FLOWS

During the year ended December 31, 2005, as compared to the year ended December 31, 2004, the net change in cash and cash equivalents increased approximately $7.9 million. Operating cash flows improved by approximately $4.0 million primarily due to higher earnings. An increase in net cash used in investing activities (approximately $41.9 million) and an increase in net cash provided by financing activities (approximately $45.8 million) were due to an increase in proceeds received from repurchase and warehouse facilities used for purchases of mortgage loans and debt securities.

During the year ended December 31, 2004, as compared to the year ended December 31, 2003, the net change in cash and cash equivalents increased by approximately $9.0 million. Operating cash flows improved by $2.1 million primarily due to higher cash earnings and favorable variances in timing of receivables collected. A decrease in net cash used in investing activities (approximately $101.3 million) and a corresponding decrease in net cash provided by financing activities (approximately $94.3 million) were due to a higher level of investing activity in debt securities, mortgage loans, and mezzanine and bridge loans during the 2003 period. The lower level of investing in 2004 corresponded to the decrease in net borrowings.

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2005

During February 2006, dividends of approximately $3.3 million ($0.40 per share), which were declared in December 2005, have been paid to common shareholders.

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the year ended December 31,:


(in thousands)
                                          2005            2004            2003
                                        --------        --------        --------

Total dividends                          15,799          13,337          12,551
Return of capital:
  Amount                                    564           2,065             667
  Per share                                $.07            $.25            $.08
  Percent of total dividends               3.57%          15.48%           5.31%


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

ASSESSMENT OF IMPAIRMENT OF MORTGAGE LOANS AND NOTES

SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, establishes standards regarding impairment issues related to our mortgage loans and notes receivable. Our portfolio of mortgage loans and notes is periodically evaluated for impairment to establish appropriate loan loss reserves, if necessary. Our Advisor has a credit review committee which meets monthly and reviews the status of each loan and note and maintains a "watch list" of loans (including loans for which we have issued guarantees) for which the underlying property may be experiencing construction cost overruns, delays in construction completion, occupancy shortfalls, lower than expected debt service coverage ratios, or other matters which might cause the borrower to be unable to make scheduled interest and principal payments. If a loan is experiencing difficulties, members of this credit committee work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in the judgment of our management, it is determined that it is probable that we will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established. As of December 31, 2005, our management had determined that no loan required a loss reserve.

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

Accounting for the investment as real estate is required if we expect that the amount of profit, regardless of its nature, is over 50 percent of the property's total expected residual profit. If a mezzanine investment were accounted for as an investment in real estate, our consolidated balance sheets would show the underlying property and its related senior debt (if such debt were not also held by us), and our consolidated statements of income would include the property's rental revenues, operating expenses and depreciation.

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

This accounting for real estate owned requires substantial judgment as to the fair value of the assets, the likelihood of collecting income and our ability to sell the properties. As of December 31, 2005, we believe that the amounts reported are fairly stated and realizable.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of December 31, 2005, for guarantees we have entered into:


                                    Maximum
                                    Exposure         Carrying
                                 (In thousands)       Amount
                                 --------------      --------
FNMA loan program (1)                $3,187           $   --
                                     ------           ------

                                     $3,187           $   --
                                     ======           ======


(1) These indemnification agreements relate to a program we initiated and have since discontinued. We believe the risk of any cost associated with the indemnity agreement is minimal.

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


                                                                Payments Due by Period
                                                                    (In thousands)
                                           ---------------------------------------------------------------
                                                        Less than                                More than
                                             Total       1 Year     1 - 3 Years   3 - 5 Years     5 Years
                                           --------     ---------   -----------   -----------    ---------
Debt:
Lines of credit:
  Repurchase facilities                    $209,101     $209,101     $     --      $     --      $     --
  Warehouse facility                          4,070        4,070           --            --            --
Mortgage loan on real estate owned (1)       40,487          497        1,182         1,330        37,478
Preferred shares of subsidiary
  (subject to mandatory repurchase)          25,000           --           --            --        25,000
Mortgage loan commitment with related
   party (see Note 14)                       26,000       26,000           --            --            --
Standby and forward loan commitments          6,061        5,445          616            --            --
                                           --------     --------     --------      --------      --------

Total                                      $310,719     $245,113     $  1,798      $  1,330      $ 62,478
                                           ========     ========     ========      ========      ========


(1) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Portfolio) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The first mortgage loan is non-recourse with respect to us, the debt service is paid from the cash flows of the properties and we will not be required to satisfy the obligation. (See Note 6 to the consolidated financial statements).

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risk to which we are exposed is interest rate risk, which is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond the control of our company.

INTEREST RATE RISK

Interest rate fluctuations can adversely affect our income in many ways and present a variety of risks, including the risk of mismatch between asset yields and borrowing rates.

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we are increasing our origination of variable rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of these assets with borrowings which have variable interest rates that reset relatively rapidly, such as weekly, monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase and warehouse agreements bear interest at rates that fluctuate with LIBOR.

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. During March 2003, upon our analysis of the interest rate environment and the costs and risks of such strategies, we entered into an interest rate swap in order to hedge against increases in the floating interest rate on our repurchase facilities. The swap is a five-year agreement with Bank of America ("BOA") whereby we pay BOA a fixed 3.48% on a notional amount of $30.0 million. In return, BOA pays us a floating rate equivalent to the 30-day LIBOR rate on the same notional amount. A possible risk of such swap agreements is the possible inability of BOA to meet the terms of the contracts with us; however, there is no current indication of such an inability.

Based on the $208.2 million unhedged portion of $238.2 million of borrowings outstanding at December 31, 2005, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $2.1 million. However, as some of the interest income from our loans outstanding at December 31, 2005 is also based on LIBOR, a 1% increase in LIBOR would increase our annual net income and cash flows from such loans by approximately $379,000. The net effect of a 1% increase in LIBOR would therefore result in a reduction of our annual net income by approximately $1.7 million. In addition, an increase in LIBOR could also impede the collections of interest on our variable rate loans, as there might not be sufficient cash flow at the properties to pay the increased debt service.
Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

                   MANAGEMENT'S REPORT ON THE EFFECTIVENESS OF
                    INTERNAL CONTROL OVER FINANCIAL REPORTING


The management of American Mortgage Acceptance Company and its subsidiaries (the "Company") is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and Board of Trustees regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

American Mortgage Acceptance Company management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based upon our assessment we believe that, as of December 31, 2005, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche, LLP, our independent auditors, have issued an audit report on our assessment of the Company's internal control over financial reporting, which appears on page 32.


/s/ Jeff T. Blau                                         /s/ Alan P. Hirmes
----------------                                         ------------------
Jeff T. Blau                                             Alan P. Hirmes
Chief Executive Officer                                  Chief Financial Officer
March 9, 2006                                            March 9, 2006

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited management's assessment, included in the accompanying "Management's Report on the Effectiveness Internal Controls over Financial Reporting", that American Mortgage Acceptance Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2005, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the criteria established in "INTERNAL CONTROL--INTEGRATED FRAMEWORK" issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2005 and 2004 and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 2005 and 2004 of the Company and our report dated March 9, 2006 expressed an unqualified opinion on those financial statements.


/s/ DELOITTE & TOUCHE LLP
New York, New York
March 9, 2006

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


                                                                                       Page
(a) 1.   Financial Statements                                                        --------
         --------------------
         Report of Independent Registered Public Accounting Firm                        35

         Consolidated Balance Sheets as of December 31, 2005 and 2004                   36

         Consolidated Statements of Income for the years ended December 31,
           2005, 2004 and 2003                                                          37

         Consolidated Statements of Shareholders' Equity for the years ended
           December 31, 2005, 2004 and 2003                                             38

         Consolidated Statements of Cash Flows for the years ended December 31,
           2005, 2004 and 2003                                                          39

         Notes to Consolidated Financial Statements                                     41


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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Trustees
And Shareholders of
American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2005, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 9, 2006 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.


DELOITTE & TOUCHE LLP
New York, New York
March 9, 2006

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)



                                     ASSETS


                                                                                December 31,
                                                                         -------------------------
                                                                            2005           2004
                                                                         ----------     ----------
Cash and cash equivalents                                                $  11,214      $   2,674
 Investments
   Debt securities                                                         222,723        194,587
   Mortgage loans, net                                                      51,981         21,376
   Notes receivable, net                                                    13,725         23,111
   Revenue bonds                                                             6,626          6,672
   ARCap                                                                    20,678         20,240
   Real estate owned - held and used, net                                   68,793         78,135
Accounts receivable                                                          3,079          1,925
Other assets                                                                 1,904            313
                                                                         ---------      ---------

Total assets                                                             $ 400,723      $ 349,033
                                                                         =========      =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                          $ 209,101      $ 157,633
  Warehouse facility payable                                                 4,070          3,827
  Mortgages payable on real estate owned                                    40,487         56,993
  Preferred  shares  of  subsidiary (subject  to  mandatory
   repurchase)                                                              25,000             --
  Line of credit - related party                                                --          4,600
  Accounts payable and accrued expenses                                      1,599          1,344
  Due to Advisor and affiliates                                              2,961            770
  Distributions payable                                                      3,322          3,334
                                                                         ---------      ---------

Total liabilities                                                          286,540        228,501
                                                                         ---------      ---------

Commitments and contingencies

Shareholders' equity:
  Shares  of  beneficial  interest;  $.10 par  value;  25,000 shares  authorized;  8,719 issued and 8,304 outstanding in
   2005 and 8,716 issued and 8,337 outstanding in 2004                         871            871
  Treasury  shares of beneficial  interest at par; 415 shares
   in 2005 and 379 shares in 2004                                              (42)           (38)
  Additional paid-in capital                                               126,357        126,800
  Share - based compensation                                                   (20)           (16)
  Distributions in excess of net income                                    (17,766)       (17,202)
  Accumulated other comprehensive income                                     4,783         10,117
                                                                         ---------      ---------

Total shareholders' equity                                                 114,183        120,532
                                                                         ---------      ---------

Total liabilities and shareholders' equity                               $ 400,723      $ 349,033
                                                                         =========      =========


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


                                                                                      Years Ended December 31,
                                                                                -----------------------------------
                                                                                  2005          2004         2003
                                                                                --------      --------     --------
Revenues:
  Interest income:
   Debt securities                                                              $ 12,823      $  9,734     $  8,765
   Mortgage loans                                                                  5,425         1,808        2,597
   Notes receivable                                                                1,563         2,546        3,166
   Revenue bonds                                                                     581           633          151
   Temporary investments                                                             233            42           55
  Rental income of real estate owned - held and used                               8,983         6,914        2,067
  Fees related to prepayment of investments                                        5,581           181         --
  Other revenues                                                                     954           153          165
                                                                                --------      --------     --------
   Total revenues                                                                 36,143        22,011       16,966
                                                                                --------      --------     --------

Expenses:
  Interest                                                                         7,057         4,017        2,548
  Interest - distributions to preferred shareholders of subsidiary (subject
   to mandatory repurchase)                                                        1,452          --           --
  Mortgage interest for real estate owed - held and used                           2,407          --           --
  Property operations of real estate owned - held and used                         3,987         2,871        1,456
  General and administrative                                                       1,956         1,740          917
  Fees to Advisor                                                                  4,347         1,956        1,812
  Depreciation                                                                     2,389         2,143         --
  Amortization and other                                                             294           411          376
                                                                                --------      --------     --------
   Total expenses                                                                 23,889        13,138        7,109
                                                                                --------      --------     --------

Other income:
  Equity in earnings of ARCap                                                      2,837         2,400        2,400
  Net gain (loss) on sale or repayment of assets                                     183          --           (373)
  Other non-operating income (expense)                                               (39)         --           --
                                                                                --------      --------     --------
  Total other income                                                               2,981         2,400        2,027
                                                                                --------      --------     --------

  Net income                                                                    $ 15,235      $ 11,273     $ 11,884
                                                                                ========      ========     ========

  Net income per share (basic and diluted)                                      $   1.83      $   1.35     $   1.52
                                                                                ========      ========     ========

  Dividends per share                                                           $   1.90      $   1.60     $   1.60
                                                                                ========      ========     ========

  Weighted average shares outstanding
   Basic                                                                           8,316         8,336        7,803
                                                                                ========      ========     ========
   Diluted                                                                         8,317         8,343        7,815
                                                                                ========      ========     ========


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003


                                                                                            Treasury Shares of
                                                       Shares of Beneficial Interest        Beneficial Interest
                                                       -----------------------------     ------------------------
                                                         Shares             Amount         Shares        Amount
                                                       ----------         ----------     ----------    ----------

Balance at January 1, 2003                                6,739             $  674           (375)       $  (38)

Net income
Other comprehensive income:
  Net unrealized loss on interest rate derivatives
  Unrealized holding loss on investments
   Plus: reclassification adjustment

Total other comprehensive loss

Comprehensive income


Issuance of share based compensation
Amortization of share option costs
Common shares issued                                      1,974                197

Distributions
                                                       ----------------------------------------------------------

Balance at December 31, 2003                              8,713                871           (375)          (38)

Net income
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding gain on investments
Plus: reclassification adjustment

Total other comprehensive income

Comprehensive income


Issuance of share based compensation                          3
Amortization of share option costs
Purchase of treasury shares                                                                    (4)

Distributions
                                                       ----------------------------------------------------------

Balance at December 31, 2004                              8,716                871           (379)          (38)

Net income
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding loss on investments
  Less: reclassification adjustment

Total other comprehensive income

Comprehensive income

Issuance of share based compensation                          3
Amortization of share option costs
Purchase of treasury shares                                                                   (36)           (4)

Distributions
                                                       ----------------------------------------------------------

Balance at December 31, 2005                              8,719             $  871           (415)       $  (42)
                                                       ==========================================================




                                                       Additional                      Distributions
                                                         Paid-in       Share Based       in Excess
                                                         Capital      Compensation     of Net Income
                                                       -----------    ------------     -------------

Balance at January 1, 2003                              $ 99,470        $     --        $  (14,471)

Net income                                                                                  11,884
Other comprehensive income:
  Net unrealized loss on interest rate derivatives
  Unrealized holding loss on investments
   Plus: reclassification adjustment

Total other comprehensive loss

Comprehensive income


Issuance of share based compensation                          51             (51)
Amortization of share option costs                                            22
Common shares issued                                      27,258

Distributions                                                                              (12,551)
                                                       ---------------------------------------------

Balance at December 31, 2003                             126,779             (29)          (15,138)

Net income                                                                                  11,273
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding gain on investments
Plus: reclassification adjustment

Total other comprehensive income

Comprehensive income


Issuance of share based compensation                          74             (34)
Amortization of share option costs                                            47
Purchase of treasury shares                                  (53)

Distributions                                                                              (13,337)
                                                       ---------------------------------------------

Balance at December 31, 2004                             126,800             (16)          (17,202)

Net income                                                                                  15,235
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding loss on investments
  Less: reclassification adjustment

Total other comprehensive income

Comprehensive income

Issuance of share based compensation                          47              (2)
Amortization of share option costs                                            (2)
Purchase of treasury shares                                 (490)

Distributions                                                                              (15,799)
                                                       ---------------------------------------------

Balance at December 31, 2005                            $126,357        $    (20)       $  (17,766)
                                                       =============================================




                                                                         Accumulated Other
                                                       Comprehensive       Comprehensive
                                                           Income              Income            Total
                                                       -------------     -----------------     ---------

Balance at January 1, 2003                                                    $  8,703         $  94,338

Net income                                               $  11,884                                11,884
Other comprehensive income:
  Net unrealized loss on interest rate derivatives            (278)
  Unrealized holding loss on investments                      (348)
   Plus: reclassification adjustment                           373
                                                         ---------
Total other comprehensive loss                                (253)               (253)             (253)
                                                         ---------
Comprehensive income                                     $  11,631
                                                         =========

Issuance of share based compensation
Amortization of share option costs                                                                    22
Common shares issued                                                                              27,455

Distributions                                                                                    (12,551)
                                                       -------------------------------------------------

Balance at December 31, 2003                                                     8,450           120,895

Net income                                               $  11,273                                11,273
Other comprehensive income:
  Net unrealized gain on interest rate derivatives             407
  Unrealized holding gain on investments                     1,219
Plus: reclassification adjustment                               41
                                                         ---------
Total other comprehensive income                             1,667               1,667             1,667
                                                         ---------
Comprehensive income                                     $  12,940
                                                         =========

Issuance of share based compensation                                                                  40
Amortization of share option costs                                                                    47
Purchase of treasury shares                                                                          (53)

Distributions                                                                                    (13,337)
                                                       -------------------------------------------------

Balance at December 31, 2004                                                    10,117           120,532

Net income                                               $  15,235                                15,235
Other comprehensive income:
  Net unrealized gain on interest rate derivatives             679
  Unrealized holding loss on investments                    (2,916)
  Less: reclassification adjustment                         (3,097)
                                                         ---------
Total other comprehensive income                            (5,334)             (5,334)           (5,334)
                                                         ---------
Comprehensive income                                     $   9,901
                                                         =========
Issuance of share based compensation                                                                  45
Amortization of share option costs                                                                    (2)
Purchase of treasury shares                                                                         (494)

Distributions                                                                                    (15,799)
                                                                         -------------------------------

Balance at December 31, 2005                                                  $  4,783         $ 114,183
                                                                         ===============================



          See accompanying notes to consolidated financial statements.

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                               Years Ended December 31,
                                                       ---------------------------------------
                                                          2005           2004           2003
                                                       ---------      ---------      ---------
Cash flows from operating activities:
   Net income                                          $  15,235      $  11,273      $  11,884

   Adjustments to reconcile net income to net cash
     provided by operating activities:
   Depreciation expense                                    2,389          2,143             --
   Equity in income of unconsolidated entities            (2,837)        (2,400)        (2,400)
   Net (gain) loss on sale or repayment of assets           (183)            --            373
   Amortization and accretion                                135            220           (169)
   Other non-cash expense                                     45             40             --
   Distributions received from equity investees            2,400          2,400          2,400
   Changes in operating assets and liabilities:
     Accounts receivable                                  (1,154)           273           (936)
     Other assets                                           (705)            64              8
     Due to Advisor and affiliates                         2,191            179           (100)
     Accounts payable and accrued expenses                   403            271            278
     Accrued interest payable                                117           (431)           639
                                                       ---------      ---------      ---------
Net cash provided by operating activities                 18,036         14,032         11,977
                                                       ---------      ---------      ---------

Cash flows from investing activities:
   Investment in debt securities                         (64,173)       (43,943)       (62,290)
   Principal repayments of debt securities                29,627         17,787          8,539
   Funding and purchase of mortgage loans                (42,246)        (8,802)        (4,053)
   Repayment of mortgage loans                            11,853          1,306          9,463
   Purchase of mortgage loans on real estate owned       (17,150)            --        (46,627)
   Proceeds from sale of real estate owned                 7,474             --             --
   Principal repayment on real estate owned                  480             --             --
   Funding of notes receivable                              (472)        (8,308)       (23,906)
   Repayment of notes receivable                           9,883         21,286          5,746
   Principal repayment of revenue bonds                      212            891             --
   Purchase of revenue bonds                                  --             --         (7,586)
   Additions to real estate owned                             --         (2,809)        (3,166)
   Net proceeds from sale of land                             --             --             37
                                                       ---------      ---------      ---------
Net cash used in investing activities                    (64,512)       (22,592)      (123,843)
                                                       ---------      ---------      ---------
                                                                                    (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (continued)


                                                                                Years Ended December 31,
                                                                        ---------------------------------------
                                                                           2005           2004           2003
                                                                        ---------      ---------      ---------
Cash flows from financing activities:
   Proceeds from repurchase facilities                                    104,418         27,613        115,818
   Repayments of repurchase facilities                                    (52,950)       (19,509)       (54,169)
   Proceeds from warehouse facility                                           243          1,245         26,147
   Repayments of warehouse facility                                            --        (32,353)            --
   Proceeds from line of credit - related party                            32,561         15,361             --
   Repayments of line of credit - related party                           (37,161)       (10,761)            --
   Proceeds from refinancing of real estate owned                              --         41,000             --
   Deferred financing costs                                                  (802)            --             --
   Distributions paid to shareholders                                     (15,799)       (13,337)       (11,761)
   Treasury stock purchases                                                  (494)           (53)            --
   Issuance of common shares                                                   --             --         27,455
   Issuance of preferred shares of subsidiary                              25,000             --             --
                                                                        ---------      ---------      ---------

Net cash provided by financing activities                                  55,016          9,206        103,490
                                                                        ---------      ---------      ---------

Net increase (decrease) in cash and cash equivalents                        8,540            646         (8,376)

Cash and cash equivalents at the beginning of the year                      2,674          2,028         10,404
                                                                        ---------      ---------      ---------

Cash and cash equivalents at the end of the year                        $  11,214      $   2,674      $   2,028
                                                                        =========      =========      =========

Supplemental information:

   Interest paid (including distributions to preferred shareholders
     of subsidiary (subject to mandatory repurchase))                   $   8,383      $   3,822      $   2,546
                                                                        =========      =========      =========

Non-cash investing and financing activities:

   Conversion of mortgage loans, notes receivable, and assumption
     of debt on real estate owned                                       $      --      $      --      $  72,748
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

Certain amounts from prior years have been reclassified to conform to the 2005 presentation, in particular, the reclassification of results of operations of our Real Estate Owned - Held and Used portfolio.

b)   Revenue Recognition

We derive our revenues from a variety of sources as follows:

     o INTEREST INCOME ON DEBT SECURITIES - We recognize interest on GNMA and FNMA certificates on the accrual basis as it becomes due. Interest income also includes the amortization or accretion of premiums and discounts arising at the purchase date, using the effective yield method.

     o INTEREST INCOME FROM MORTGAGE LOANS AND NOTES RECEIVABLE - We recognize interest on mortgage loans and notes receivable on the accrual basis as it becomes due. We amortize deferred loan origination costs and fees on a straight line basis, which approximates the interest method, over the life of the applicable loan as an adjustment to interest income. Certain mortgage loans contain provisions that allow us to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. This income is recognized on the accrual basis as it becomes due.

     o INTEREST INCOME ON REVENUE BONDS - Interest income from revenue bonds is recognized on the accrual basis as it becomes due.

     o    INTEREST  INCOME ON  TEMPORARY  INVESTMENTS  -  Interest  income  from
          temporary   investments,   such  as  cash  in  banks  and   short-term
          instruments, is recognized on the accrual basis as it becomes due.

     o INCOME FROM REAL ESTATE OWNED - We recognize rental income on properties classified as Held and Used as earned.

     o    OTHER REVENUES

          o STANDBY LOAN COMMITMENT FEES - We receive fees for issuing standby loan commitments. If we do not expect to fund the commitment, we recognize the fee ratably over the commitment period. If we determine that it is probable that a commitment will be exercised, we defer the fee and, if the commitment is

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



               exercised, amortize it over the life of the loan as an adjustment to interest income; if the commitment expires unexercised, we recognize it upon expiration.

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

          o PREPAYMENT FEES - We may receive fees from borrowers that repay loans earlier than their maturity dates. We recognize these fees as earned.

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

               We periodically evaluate our portfolio of mortgage loans and notes receivable for possible impairment to establish appropriate loan loss reserves, if necessary. If, in the judgment of our Advisor, we determine that it is probable that we will not receive all contractually required payments when they are due, we deem the loan or note impaired and establish a loan loss reserve.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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


          6.   Concentration

               As of December 31, 2005, 36.7% of our portfolio was comprised of investments in mortgage loans, notes receivable, revenue bonds and real estate owned. Of this group of assets, 62.4% were secured by properties in Texas. We had no borrowers exceeding 10% of our portfolio of investments in mortgage loans, notes receivable and revenue bonds other than John Loder and Richard Nathan who are the creditors of 11.4% and 10.5%, respectively, in these categories.

d)   Investment in ARCap

We account for our investment in ARCap Investors, LLC ("ARCap") using the equity method pursuant to Accounting Principles Board Opinion No. 18, THE EQUITY METHOD OF ACCOUNTING FOR INVESTMENTS IN COMMON STOCK ("APB No. 18") as interpreted by AICPA Statement of Position 78-9, ACCOUNTING FOR INVESTMENTS IN REAL ESTATE VENTURES, EITF Issue D-46, ACCOUNTING FOR LIMITED PARTNERSHIP INVESTMENTS and EITF 03-16, ACCOUNTING FOR INVESTMENTS IN LIMITED LIABILITY COMPANIES.

With respect to our preferred shares, our equity in the earnings of ARCap is accrued at the dividend rate earned for the applicable period, which equals the income allocated to us under ARCap's operating agreement, unless ARCap does not have earnings and cash flows adequate to meet this dividend requirement.

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

When the foreclosure process is complete and we own the property, it is classified as Held for Sale. As it is our intent to sell those properties in the near term, we do not initially depreciate the assets. We apply the same accounting for properties classified as Subject to Sales Contracts. For properties later reclassified as Held and Used, if full sale recognition is not achieved within one year, we record depreciation on the asset, including an initial retroactive adjustment for the entire period we owned the property.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Our portfolio of real estate owned is periodically evaluated for possible impairment. If, in the judgment of our Advisor, we determine that the property's fair value is below its carrying value, we will deem the property impaired and it will be written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

See Note 6 for information regarding our real estate owned.

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

h)   Repurchase Facilities

We finance our investments in debt securities using repurchase facilities, under which we sell the certificates to four counterparties under an agreement requiring us to repurchase them for a fixed price on a fixed date, generally 30 days from the sale date. We account for these transactions as collateralized borrowings; accordingly, the securities remain on our consolidated balance sheets with the proceeds from the sales recorded as debt. The difference between the sale proceeds and the fixed repurchase price is recorded as interest expense ratably over the period between the sale and repurchase dates.

i)   Subsidiary Equity

We account for our preferred securities under SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which requires that mandatorily redeemable financial instruments be classified as liabilities in the consolidated financial statements and the payments or accruals of dividends and other amounts to be paid to the holders of these securities be reported as interest costs. The fair value of the securities approximates the liquidation amount due to the variable rate nature of their dividends.

j)   Stock Options

We account for stock options we issue under the fair value based method pursuant to Statement of Financial Accounting Standards No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). We estimate the fair value of each option grant using the Black-Scholes option-pricing model.

k)   Interest Rate Derivative

We account for our interest rate swap agreements under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). We entered into one interest rate swap in 2003. At inception, we designated this swap as a cash flow hedge on the variable interest payments of our floating rate financing. Accordingly, we record the swap at fair market value, and record changes in market value in other comprehensive income to the extent the hedge is effective. This hedge has been effective through December 31, 2005. We record the net amounts receivable or payable under the swap agreement as a component of interest expense.

In November 2005, we entered into a second swap intended to hedge the fair value of a mortgage loan to hedge our risk that interest rates do not affect the fair value of one of our investments as we hold it before securitization. We do not apply hedge accounting to this swap. Accordingly, we record any changes in the fair value of this swap on our consolidated statements of income.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



l)   Fair Value of Financial Instruments

As described above, our debt securities, revenue bonds, and interest rate derivatives are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including mortgage loans and cash and cash equivalents, notes receivable, and secured borrowings approximate their carrying values at December 31, 2005 and 2004. The fair value of investments in mortgage loans, revenue bonds, notes receivable, and debt securities are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

m)   Income Taxes

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

n)   New Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT, which replaces SFAS No. 123 and which we are required to adopt by the first quarter of 2006. As we have been accounting for share-based payments following the fair value provisions of SFAS No. 123, we expect our adoption of this standard will not be significant.

In March 2005, the FASB issued Financial Interpretation No. 47, ACCOUNTING FOR CONDITIONAL ASSET RETIREMENT OBLIGATIONS--AN INTERPRETATION OF FASB STATEMENT NO. 143, which specifies the accounting treatment for obligations associated with the sale or disposal of an asset when there are legal requirements attendant to such a disposition.

We adopted this pronouncement in 2005, as required, but there was no impact as there are no legal obligations associated with the planned sale of any properties in our Real Estate Owned portfolio.

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

Information relating to our debt securities owned as of December 31, 2005 is as follows:
(In thousands)


                                    Dates Purchased/                       Amortized
                      Certificate        Final            Stated            Cost at
Name                    Number        Payment Date     Interest Rate    December 31, 2005
-------------------   -----------   ----------------   -------------    -----------------
GNMA CERTIFICATES

SunCoast Capital
  Group, Ltd.           G002412         6/23/97            7.000%          $     75
                                        4/20/27

Elmhurst Village         549391         6/28/01            7.745%                --
                                        1/15/42

Village at Marshfield    519281         3/11/02            7.475%            21,106
                                        1/15/42

Cantera Crossing         532663         3/28/02            6.500%             6,276
                                         6/1/29

Filmore Park             536740         3/28/02            6.700%             1,416
                                       10/15/42

Northbrooke              548972         5/24/02            7.080%            13,882
                                         8/1/43

Ellington Plaza          585494         7/26/02            6.835%            37,517
                                         6/1/44

Burlington               595515         11/1/02            5.900%             6,606
                                        4/15/31
FNMA DUS CERTIFICATES

Cambridge                385971         4/11/03            5.560%             3,564
                                         3/1/33

Bayforest                381974         4/21/03            7.430%             4,171
                                        10/1/28

Coventry Place           384920          5/9/03            6.480%               771
                                         3/1/32

Rancho de Cieto          385229         5/13/03            6.330%             2,522
                                         9/1/17

Elmwood Gardens          386113         5/15/03            5.350%             5,399
                                         5/1/33

30 West                  380751         5/27/03            6.080%             1,303
                                        10/1/16

Jackson Park             386139         5/30/03            5.150%             2,702
                                         6/1/18



                         Unrealized
                        Gain (Loss) at          Balance at       Interest income
Name                  December 31, 2005     December 31, 2005        in 2005
-------------------   -----------------     -----------------    ---------------
GNMA CERTIFICATES

SunCoast Capital
  Group, Ltd.              $      2             $     77            $     6


Elmhurst Village                 --                   --               1,247


Village at Marshfield           392               21,498               1,426


Cantera Crossing                471                6,747                 418


Filmore Park                     77                1,493                  94


Northbrooke                   1,110               14,992                 971


Ellington Plaza               3,186               40,703               2,532


Burlington                      (18)               6,588                 385

FNMA DUS CERTIFICATES

Cambridge                       (50)               3,514                 191


Bayforest                       (81)               4,090                 251


Coventry Place                  (17)                 754                  43


Rancho de Cieto                 (55)               2,467                 123


Elmwood Gardens                (111)               5,288                 283


30 West                         (70)               1,233                  61


Jackson Park                    (36)               2,666                 137

                                                                  (continued)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Continued

                                    Dates Purchased/                       Amortized
                      Certificate        Final            Stated            Cost at
Name                    Number        Payment Date     Interest Rate    December 31, 2005
-------------------   -----------   ----------------   -------------    -----------------
Courtwood                386274         6/26/03            4.690%             1,713
                                         6/1/33

Sultana                  386259         6/30/03            4.650%             3,984
                                         6/1/23

Buena                    386273         6/30/03            4.825%             2,959
                                         6/1/33

Allegro                  386324         6/30/03            5.380%             2,509
                                         7/1/33

Westwood/Monterey        386421         9/15/03            5.090%             2,652
                                         8/1/33

Euclid                   386446         9/15/03            5.310%             2,316
                                         8/1/33

Edgewood                 386458         9/15/03            5.370%             2,299
                                         9/1/33

Bayou Pointe             387066         9/21/04            5.650%             1,686
                                         8/1/22

Pomono                   386995         9/21/04            6.220%             5,816
                                         7/1/34

Maple Street             387093         10/4/04            5.750%             1,475
                                        10/1/22

Seabreeze Co-op          387139        11/12/04            5.360%             1,932
                                        11/1/34

Orchard Street)          387158        11/22/04            5.480%                --
                                        11/1/22

Indiana Seniors          387171        12/15/04            5.380%             7,716
                                        12/1/29

Beach Grove              387114        12/21/04            5.620%             1,266
                                         9/1/34

York                     386631        12/29/04            5.490%            12,574
                                         8/1/33

Mountain Shadow          386756         1/12/05            5.480%             3,725
                                        12/1/28

Inn at Summit Ridge      385258         1/10/05            6.650%             1,541
                                         5/1/27

Sunset Pointe            386379         1/10/05            4.900%             4,883
                                         7/1/33

Tamarack                 387193         1/18/05            5.450%               600
                                         1/1/30



                         Unrealized
                        Gain (Loss) at          Balance at       Interest income
Name                  December 31, 2005     December 31, 2005        in 2005
-------------------   -----------------     -----------------    ---------------
Courtwood                   (156)                1,557                  79


Sultana                     (240)                3,744                 186


Buena                       (250)                2,709                 138


Allegro                     (132)                2,377                 134


Westwood/Monterey             72                 2,724                 151


Euclid                        65                 2,381                 132


Edgewood                      63                 2,362                 132


Bayou Pointe                  (9)                1,677                  91


Pomono                       (99)                5,717                 333


Maple Street                  (4)                1,471                  79


Seabreeze Co-op              (29)                1,903                 106


Orchard Street)               --                    --                  30


Indiana Seniors             (168)                7,548                 406


Beach Grove                  (22)                1,244                  68


York                        (258)               12,316                 665


Mountain Shadow               13                 3,738                 200


Inn at Summit Ridge           47                 1,588                  92


Sunset Pointe                 (8)                4,875                 259


Tamarack                      (3)                  597                  31


                                                                (continued)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - Continued

                                    Dates Purchased/                       Amortized
                      Certificate        Final            Stated            Cost at
Name                    Number        Payment Date     Interest Rate    December 31, 2005
-------------------   -----------   ----------------   -------------    -----------------
Wyndhurst                386641         2/28/05            5.800%             3,055
                                        12/1/33

Seward Park              386572         3/21/05            5.630%            20,168
                                        11/1/33

Plum Court               387374         4/25/05            5.600%             3,896
                                         5/1/23

FNMA 830083              830083         11/9/05            7.218%             2,054
                                         7/1/35

FNMA 254568              254568        11/10/05            6.799%             9,911
                                        11/1/32

FNMA 255366              255366        11/10/05            6.470%             2,801
                                         7/1/34

FNMA 254611              254611        11/10/05            6.823%             8,050
                                        12/1/32
                                                                        -----------------

2005 Total                                                                 $218,891
                                                                        =================

2004 Total                                                                 $184,576
                                                                        =================



                         Unrealized
                        Gain (Loss) at          Balance at       Interest income
Name                  December 31, 2005     December 31, 2005        in 2005
-------------------   -----------------     -----------------    ---------------
Wyndhurst                       (54)               3,001                 140


Seward Park                      89               20,257                 864


Plum Court                      106                4,002                 148


FNMA 830083                      (2)               2,052                  19


FNMA 254568                       8                9,919                  82


FNMA 255366                      (3)               2,798                  23


FNMA 254611                       6                8,056                  67

                      ----------------------------------------------------------

2005 Total                 $  3,832             $222,723            $12,823
                      ==========================================================

2004 Total                 $ 10,011             $194,587            $  9,734
                      ==========================================================


All of our GNMA and FNMA DUS certificates are partially or wholly pledged as collateral for borrowings under the repurchase facilities (see Note 7).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Information regarding our investments in debt securities is as follows:
(In thousands)


                                                           December 31,
                                                 ------------------------------
                                                    2005                 2004
                                                 ---------            ---------
Amortized cost                                   $ 218,891            $ 184,576
Unrealized gains                                     5,707               11,370
Unrealized losses                                   (1,875)              (1,359)
                                                 ---------            ---------
Net unrealized gain                                  3,832               10,011
                                                 ---------            ---------
Fair value                                       $ 222,723            $ 194,587
                                                 =========            =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position, at December 31, 2005 and 2004, is summarized in the table below:

(Dollars in thousands)


                                     December 31, 2005                               December 31, 2004
                          ---------------------------------------        -----------------------------------------
                          Less than       12 Months                      Less than       12 Months
                          12 Months        or More         Total         12 Months        or More           Total
                          ---------       ---------       -------        ---------       ---------         -------
Number of securities             8              16             24              11               7               18
Fair value                 $25,905         $56,281        $82,186         $46,055         $16,832          $62,887
Gross unrealized
loss                       $   197         $ 1,678        $ 1,875         $   515         $   844          $ 1,359


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

At December 31, 2005, all of our debt securities, were partially or wholly pledged as collateral under our repurchase facilities (see Note 7). At December 31, 2005, we had no availability to borrow against partially or unpledged debt securities.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVESTMENTS IN MORTGAGE LOANS

Information relating to our investments in mortgage loans as December 31, 2005 is as follows:
(Dollars in thousands)



                                                    Final
                                                  Maturity                                        Lifetime
         Property                 Description       Date      Call Date (B)   Interest Rate   Interest Cap (D)
---------------------------     ---------------   ---------   -------------   -------------   ----------------
FIRST MORTGAGE LOANS:

 Sunset Gardens (A)

   Eagle Pass, TX               Multifamily         10/04          N/A                11.50%        N/A

 Colorado Creekside (H)

   Colorado Springs, CO         Multifamily           N/A          N/A                10.82%        N/A

 Desert View

   Coolidge, AZ                 Multifamily          5/06          N/A                10.00%        N/A


Subtotal First Mortgage

Loans


MEZZANINE LOANS:

 The Hollows (I)(J)

   Greenville, NC               Multifamily          1/42         1/12            10.00% (C)     16% (D)

 Northbrooke (I)(K)(M)(N)

   Harris County, TX            Multifamily          8/43         7/13            11.50% (C)     14% (D)

 Elmhurst Village (I)(K)(L)

   Oveido, FL                   Multifamily          1/42         3/19            10.00% (C)     16% (D)

 Club at Brazos (I)(J)(O)

   Rosenberg, TX                Multifamily          5/43         4/13            10.00% (C)     14% (D)

 Del Mar Villas (K)

   Dallas, TX                   Multifamily          5/06          N/A        LIBOR + 4.625%         (P)

 Villas at Highpoint (J)

   Lewisville, TX               Multifamily          4/33          TBD                14.57%        N/A

 Villas at Highpoint (J)

   Lewisville, TX               Multifamily          4/33          TBD                23.76%        N/A

 The Pines (J)

   Las Vegas, NV                Multifamily          9/07          N/A         LIBOR + 8.75%        N/A

 Sawmill Plaza (J)

   Columbus, OH                 Shopping Center     10/14          N/A                13.50%        N/A

 Champaign Offices (J)

   Champaign, IL                Office Center       10/11          N/A                10.67%        N/A

 Atlantic - Hearthstone (J)

  Hillsborough, NJ              Multifamily          4/07          N/A                   20%        N/A

 South Burnswick (J)

   South Brunswick, NJ          Shopping Center      6/15          N/A                10.25%        N/A

 Pasadena (J)

   Pasadena, FL                 Multifamily         12/07          N/A        LIBOR + 12.75%        N/A





                                                      Share of
                                    Share of       Excess Sale or
                                Excess Operating     Refinancing       Periodic
         Property                  Cash Flows         Proceeds      Payment Terms   Prior Liens
---------------------------     ----------------   --------------   -------------   -----------
FIRST MORTGAGE LOANS:

 Sunset Gardens (A)

   Eagle Pass, TX                     N/A               N/A              (G)               --

 Colorado Creekside (H)

   Colorado Springs, CO               N/A               N/A              (G)               --

 Desert View

   Coolidge, AZ                       N/A               N/A              (G)                --


Subtotal First Mortgage

Loans


MEZZANINE LOANS:

 The Hollows (I)(J)

   Greenville, NC                      50%               25%             (G)          $ 8,797

 Northbrooke (I)(K)(M)(N)

   Harris County, TX                   50%               50%             (G)           13,775

 Elmhurst Village (I)(K)(L)

   Oveido, FL                          50%               25%             (G)               --

 Club at Brazos (I)(J)(O)

   Rosenberg, TX                       50%               25%             (G)           14,210

 Del Mar Villas (K)

   Dallas, TX                         N/A               N/A              (G)            5,554

 Villas at Highpoint (J)

   Lewisville, TX                     N/A               N/A              (G)           18,800

 Villas at Highpoint (J)

   Lewisville, TX                     N/A               N/A              (G)           18,800

 The Pines (J)

   Las Vegas, NV                      N/A               N/A              (G)            9,605

 Sawmill Plaza (J)

   Columbus, OH                       N/A               N/A              (G)           16,000

 Champaign Offices (J)

   Champaign, IL                      N/A               N/A              (G)           26,000

 Atlantic - Hearthstone (J)

  Hillsborough, NJ                    N/A               N/A              (G)           10,681

 South Burnswick (J)

   South Brunswick, NJ                N/A               N/A              (G)           36,750

 Pasadena (J)

   Pasadena, FL                       N/A               N/A              (G)           23,997





                                 Outstanding                        Carrying
                                Face Amount of    Unamortized       Amount of     Interest Income
         Property                Mortgages (E)   Costs and Fees   Mortgages (F)       in 2005
---------------------------     --------------   --------------   -------------   ---------------
FIRST MORTGAGE LOANS:

 Sunset Gardens (A)

   Eagle Pass, TX                  $     --          $  --          $     --          $  129

 Colorado Creekside (H)

   Colorado Springs, CO                  --             --                --             294

 Desert View

   Coolidge, AZ                         771             --               771              79
                                -----------------------------------------------------------------

Subtotal First Mortgage

Loans                                   771             --               771             502
                                -----------------------------------------------------------------

MEZZANINE LOANS:

 The Hollows (I)(J)

   Greenville, NC                     1,549            (98)            1,451             172

 Northbrooke (I)(K)(M)(N)

   Harris County, TX                  1,500           (131)            1,369             201

 Elmhurst Village (I)(K)(L)

   Oveido, FL                            --             --                --             238

 Club at Brazos (I)(J)(O)

   Rosenberg, TX                      1,962            (72)            1,890             199

 Del Mar Villas (K)

   Dallas, TX                           765             --               765              64

 Villas at Highpoint (J)

   Lewisville, TX                       693            (37)              656             131

 Villas at Highpoint (J)

   Lewisville, TX                     2,599           (135)            2,464             388

 The Pines (J)

   Las Vegas, NV                      4,600            (26)            4,574             579

 Sawmill Plaza (J)

   Columbus, OH                       2,000             --             2,000             275

 Champaign Offices (J)

   Champaign, IL                      1,900            (32)            1,868             212

 Atlantic - Hearthstone (J)

  Hillsborough, NJ                    4,220            (97)            4,123             531

 South Burnswick (J)

   South Brunswick, NJ                3,250             --             3,250             193

 Pasadena (J)

   Pasadena, FL                       7,574             --             7,574             724

                                                                                  (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



                                                    Final
                                                  Maturity                                        Lifetime
         Property                 Description       Date      Call Date (B)   Interest Rate   Interest Cap (D)
---------------------------     ---------------   ---------   -------------   -------------   ----------------
 222 Pearson (J)

   Chicago, IL                  Multifamily          8/07          N/A        LIBOR + 11.50%        N/A

 Bayfront Villas (J)

   Gulfport, FL                 Multifamily          8/07          N/A        LIBOR + 12.75%        N/A

 Marbella (J)

   Clearwater, FL               Multifamily          9/06          N/A        LIBOR + 12.50%        N/A

 The Victor (I) (J)

   Camden, NJ                   Mixed Use           12/14          N/A                 9.91%        N/A

Subtotal Mezzanine Loans

2005 Total Mortgage Loans

2004 Total Mortgage Loans




                                                      Share of
                                    Share of       Excess Sale or
                                Excess Operating     Refinancing       Periodic
         Property                  Cash Flows         Proceeds      Payment Terms   Prior Liens
---------------------------     ----------------   --------------   -------------   -----------
 222 Pearson (J)

   Chicago, IL                        N/A               N/A              (G)           35,862

 Bayfront Villas (J)

   Gulfport, FL                       N/A               N/A              (G)           10,553

 Marbella (J)

   Clearwater, FL                     N/A               N/A              (G)           17,946

 The Victor (I) (J)

   Camden, NJ                         N/A               N/A              (Q)           26,000

Subtotal Mezzanine Loans

2005 Total Mortgage Loans

2004 Total Mortgage Loans





                                 Outstanding                        Carrying
                                Face Amount of    Unamortized       Amount of     Interest Income
         Property                Mortgages (E)   Costs and Fees   Mortgages (F)       in 2005
---------------------------     --------------   --------------   -------------   ---------------
 222 Pearson (J)

   Chicago, IL                        6,714            (56)            6,658             521

 Bayfront Villas (J)

   Gulfport, FL                       2,436             --             2,436             171

 Marbella (J)

   Clearwater, FL                     5,174            (42)            5,132             263

 The Victor (I) (J)

   Camden, NJ                         5,000             --             5,000              61
                                -----------------------------------------------------------------
Subtotal Mezzanine Loans             51,936           (726)           51,210           4,923
                                -----------------------------------------------------------------
2005 Total Mortgage Loans          $ 52,707          $(726)         $ 51,981          $5,425
                                =================================================================
2004 Total Mortgage Loans          $ 22,313          $(937)         $ 21,376          $1,808
                                =================================================================


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(A)  The matured loan was sold at par to an affiliate of our Advisor.

(B)  Loans are  subject to  mandatory  prepayment  at our option ten years after
     construction   completion,   with  one  year's  notice,   unless  otherwise
     indicated. Loans with a call date of "TBD" are still under construction.

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

(E) As of December 31, 2005, all interest payments on the mortgage loans are current, except as noted.

(F) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(G)  Interest only payments are due monthly, with loan balance due at maturity.

(H) Loan was purchased in connection with the performance under a guarantee we made.

(I) The principal balance of the mezzanine loan is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loan are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(J) We do not have an interest in the first lien position relating to this mezzanine loan.

(K) We have an interest in the first lien position relating to this mezzanine loan.

(L)  The loan and the related 1st  mortgage  position  paid in full in September
     2005.

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

(P)  Interest cap on this loan is the maximum rate permitted by law.

(Q) Interest only payments are due monthly until 1/1/08, followed by principal and interest payments until maturity.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Further information relating to investments in mortgage loans is as follows:
(In thousands)


                                                           2005          2004
                                                         --------      --------
Balance at beginning of year                             $ 21,376      $ 13,864
Advances made                                              42,247         8,802
Loan origination fees (net of acquisition expenses)          (279)          (46)
Repayments                                                (11,853)       (1,306)
Amortization and accretion -- net                             236            62
Gain on sale or repayment of assets                           254          --
                                                         --------      --------

Balance at end of year                                   $ 51,981      $ 21,376
                                                         ========      ========


NOTE 4 - INVESTMENT IN ARCAP

We own 485,000 units Series A Convertible Preferred Membership Interests in ARCap as well as 315,000 common units, which we acquired upon converting an equal number of preferred units in December 2005. The initial cost of all the units was $25 each. The remaining preferred units are convertible, at our option, into common units. The preferred units carry a preferred return of 12% and the common units receive a specified annual distribution, currently set at $4.00 per unit for 2006. In December 2005, we received a common distribution of $2.14 per share following this conversion.

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

ARCap is focused on commercial mortgage backed securities ("CMBS") fund management, whereby it manages CMBS investment funds raised from third-party investors. ARCap is generally a minority investor in these funds and thereby diversifies its revenue base by increasing its proportion of revenue derived from fees as opposed to interest income.

Summarized information for ARCap as of December 31, 2005 and 2004, and the years then ended is as follows:


(in millions)                                           2005          2004
                                                      --------      --------
Investment securities - available for sale             $  979        $  771
Investment securities - trading                            92           108
Other assets                                              166            89
                                                       ------        ------
Total assets                                           $1,237        $  968
                                                       ======        ======

Repurchase agreements and long-term debt               $  538        $  426
Other liabilities                                         497           339
Members' equity                                           202           203
                                                       ------        ------
Total liabilities and equity                           $1,237        $  968
                                                       ======        ======

Total revenues                                         $  156        $  205
Total expenses                                             97           140
                                                       ------        ------
Net income                                             $   59        $   65
                                                       ======        ======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - NOTES RECEIVABLE

Our notes receivable are collateralized by equity interests in the owner of the underlying property and consist of the following as of December 31, 2005:


                                 (In thousands)


                                             Outstanding
                                              Principal    Unamortized
Property                  Location             Balance         Fees
----------------------------------------------------------------------
Del Mar Villas            Dallas, TX           $  5,554       $   --
Oaks of Baytown (1)       Baytown, TX             3,826           --
Quay Point (1)            Houston, TX             1,223           --
Woods of Mandarin         Jacksonville, FL        3,122           --
                                               =======================
    2005 Total                                  $13,725           --
                                               =======================
    2004 Total                                  $23,135       $ (24)
                                               =======================



                                 (In thousands)

                                       Remaining
                                       Committed
                           Carrying    Balance to          Interest
Property                    Amount        Fund               Rate                 Maturity
-------------------------------------------------------------------------------------------
Del Mar Villas            $  5,554     $     --       LIBOR + 4.625% (2)            May 2006
Oaks of Baytown (1)          3,826           --       LIBOR + 4.500% (2)       February 2006
Quay Point (1)               1,223           --       LIBOR + 3.600% (2)       February 2006
Woods of Mandarin            3,122           --               13.50%               July 2007
                         ======================
    2005 Total           $  13,725           --
                         ======================
    2004 Total           $  23,111    $  1,137
                         ======================


(1) At December 31, 2005, these notes were pledged as collateral in connection with warehouse facility (see Note 8). During 2006, these notes stopped making required interest payments, causing them to be in default (see Note
     17).
(2)  30-day LIBOR at December 31, 2005 was 4.39%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 6 - REAL ESTATE OWNED

Our real estate owned at December 31, 2005 and 2004 consisted of the following:


(dollars in thousands)
                                                                                           Carrying Value         Carrying Value
                                                                                               as of                  as of
                                                                                            December 31,           December 31,
                                                   Number of Units       Location               2005                   2004
                                                   -----------------------------------------------------------------------------

Real Estate Owned - Held and Used
---------------------------------
     Concord Portfolio (1)                               852             Houston, TX           $53,407               $54,425
       Less: accumulated depreciation                                                           (3,062)               (1,718)
                                                                                               -------               -------
     Subtotal                                                                                   50,345                52,707

     Reserve at Autumn Creek (2)                         212         Friendswood, TX            19,462                17,924
       Less: accumulated depreciation                                                           (1,014)                   --
                                                                                               -------               -------
     Subtotal                                                                                   18,448                17,924

     Plaza at San Jacinto (3)                            132            La Porte, TX                --                 7,929
                                                      ------
       Less: accumulated depreciation                                                               --                  (425)
                                                                                               -------               -------
     Subtotal                                                                                                          7,504

     Total Real Estate Owned - Held and Used, net      1,196                                   $68,793               $78,135
                                                      ======                                   =======               =======

Mortgages Payable on Real Estate Owned
--------------------------------------

     Concord Portfolio                                                                         $40,487               $41,000
     Reserve at Autumn Creek                                                                        --                15,993
                                                                                               -------               -------

     Total Mortgages Payable on Real Estate Owned                                              $40,487               $56,993
                                                                                               =======               =======


(1) The three properties underlying these notes receivable stopped paying interest in May 2003. We subsequently exercised our rights under the subordinated promissory notes and other documents and took possession of all three properties. We purchased the first mortgages and acquired the real estate at foreclosure auctions and sold all three properties to a qualified 501(c)(3) entity during 2003. Because we provided 100% financing to the purchaser, the transaction did not meet the criteria for sale recognition pursuant to SFAS No. 66, and we classified the properties as Real Estate Owned - Subject to Sales Contracts. Following the provisions of SFAS No. 66, we account for the properties under the deposit method.

During 2004, the properties were refinanced with UBS Real Estate Investments Inc., who provided first mortgages of $41.0 million for these properties, and we reclassified the properties as Real Estate Owned - Held and Used. We recorded the $41.0 million amortizing mortgage as a liability and began to record depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We recognize income associated with a 10-year $12.8 million mezzanine loan, with a stated interest rate of 8.00% (our remaining economic interest in the properties), as rental income, property operations and mortgage interest on Real Estate Owned - Held and Used on our consolidated statements of income.

(2) Certain required debt service payments were not paid, causing the mezzanine loan to be in default. In October 2003, we exercised our rights under the subordinated promissory note and other documents and took possession of the real estate collateral of the property, and purchased the first mortgage loan on the property in February 2005 for approximately $17.2 million.

The property has been marketed for sale since the date of foreclosure, however, due to unsuccessful efforts, we reclassified the property as Real Estate Owned - Held and Used in December 2005. We recorded depreciation on the property in 2005, as well as retroactively for the period since foreclosure. We recognize

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



income from the property as rental income and property operations on Real Estate Owned - Held and Used on our consolidated statements of income.

(3) In March 2003, we exercised our rights under the subordinated promissory note and other documents to take possession of the real estate collateral of the Plaza at San Jacinto and, in May 2003, acquired the real estate at a foreclosure auction. We classified our investment in this property as Real Estate Owned - Held for Sale. We have focused on increasing the occupancy and the operating income generated from the property. We reclassified the property as Real Estate Owned - Held and Used in March 2004 and began to depreciate the property, including depreciation for the period the property had been classified as Held for Sale. During February 2005, this property was sold to an unaffiliated third party for approximately its carrying value.

NOTE 7 - REPURCHASE FACILITIES

During 2004 and 2005, we executed repurchase agreements with four counterparties, Greenwich Capital, Bear Stearns, RBC Capital Markets and UBS Financial Services, which provided us the capacity to repay a previous facility. Terms of the four newly executed agreements offer advance rates between 94% and 97% and borrowing rates between the LIBOR minus 3 basis points and LIBOR plus 10 basis points. The borrowings are subject to 30-day settlement terms. As of December 31, 2005 and 2004, the amounts outstanding under repurchase facilities were $209.1 and $157.6 million and weighted average interest rates were 4.30% and 2.64%, respectively.

Certain of our debt securities are pledged as collateral in connection with these repurchase facilities (see Note 2).

NOTE 8 - WAREHOUSE FACILITY

In August 2005, our mortgage warehouse line of credit with Bank of America (the "Warehouse Facility") matured. Although we could no longer originate new loans on this facility, the two existing loans that served as collateral under this program (see Notes 5 and 17) were extended and subsequently paid off in February 2006. As of December 31, 2005 and 2004, we had approximately $4.1 and $3.8 million, respectively, in borrowings outstanding under this program at a weighted average interest rate of 6.06% and 4.42%, respectively.

NOTE 9 - LINE OF CREDIT - RELATED PARTY

In June 2004, we entered into a revolving credit facility (the "Revolving Facility") with CharterMac. The Revolving Facility, which is unsecured, will provide up to $20.0 million in borrowings to be used to purchase new investments, and bears interest at 30-day LIBOR plus 300 basis points. The Revolving Facility expires in June 2006 with a one-year optional extension and contains customary restrictions/covenants that are similar to our Warehouse Facility. In the opinion of our management, the terms of this facility are consistent with those of transactions with independent third parties. As of December 31, 2004, we had approximately $4.6 million, in borrowings outstanding on the Revolving Facility at a weighted average interest rate of 5.42%. At December 31, 2005, there were no outstanding borrowings under this facility.

NOTE 10 - SUBSIDIARY EQUITY

During March 2005, ACFI issued 25,000 Floating Rate Preferred Securities, having a stated liquidation amount of $1,000 per security. We received approximately $24.2 million in proceeds, net of closing costs, which are deferred and will be amortized ratably over a 30-year period to the redemption date. The securities are callable in March 2010 and bear interest, re-set quarterly, equal to 30-day LIBOR plus 3.75%. At December 31, 2005, the rate was 7.77%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 11 - SHAREHOLDERS' EQUITY

Common Shares
-------------

On April 23, 2003, we completed a public offering of approximately 2.0 million common shares at a price of $15.00 per share, resulting in proceeds, net of underwriters' discount and expenses, of approximately $27.5 million. The common shares were offered through JMP Securities and RBC Capital Markets. The net proceeds from this offering were used to fund investments.

During 2005 and 2004, we issued approximately 3,035 and 2,600 common shares, respectively, to our trustees as compensation. No such shares were issued in 2003.

Share Repurchase Program
------------------------

In August 2003, our Board of Trustees approved a share repurchase plan. The plan enables us to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. This program has no expiration date. During 2005 and 2004, we repurchased 36,000 and 4,000 shares, respectively, at a cost of approximately $494,000 and $53,000, respectively.

Accumulated Other Comprehensive Income
--------------------------------------

Changes in accumulated other comprehensive income


(in thousands)                                        Net unrealized
                                      Net unrealized  (loss) gain on
                                         gain on      interest rate
                                        investments    derivatives      Total
                                      --------------  --------------  ----------
Balance at January 1, 2003               $  8,703       $     --       $  8,703
Period change                                  25           (278)          (253)
                                         --------       --------       --------
Balance at December 31, 2003                8,728           (278)         8,450
Period change                               1,260            407          1,667
                                         --------       --------       --------
Balance at December 31, 2004                9,988            129         10,117
Period change                              (6,013)           679         (5,334)
                                         --------       --------       --------
Balance at December 31, 2005             $  3,975       $    808       $  4,783
                                         ========       ========       ========


NOTE 12 - INCENTIVE SHARE OPTION PLAN

In accordance with our Amended and Restated Incentive Share Option Plan (the "Plan"), our board of trustees can award share options to trustees, officers and employees of AMAC and our Advisor and its affiliates. A maximum of 830,384 options can be granted, with annual limits based upon formulas specified in the Plan. Option terms and vesting requirements are determined at the time of grant, provided that the term is no longer than ten years.

In April 2003, our Compensation Committee granted 190,000 options to employees of an affiliate of our Advisor at an exercise price of $15.03, the market price of our common shares on the grant date. These options vest equally, in thirds, in April 2004, 2005 and 2006 and expire in April 2013.

In January 2005, our Compensation Committee granted 65,052 options to one employee of an affiliate of our Advisor at an exercise price of $17.20, the market price of our common shares on the grant date. These options vest equally, in thirds, in January 2006, 2007, and 2008 and expire in January 2015.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

The assumptions used for valuing these options and the results of the valuations were as follows:


Weighted Average Assumptions:                             2005             2004             2003
                                                        --------         --------         --------
   Dividend Yield                                        10.95%            9.30%            9.63%

   Estimated Volatility                                  26.00%           16.00%           16.00%

   Risk Free Interest Rate                                4.36%            3.93%            4.27%

   Expected Lives (years)                                 8.0               8.3              9.4


There were 643,332 shares available for issuance as of December 31, 2005.

The following table summarizes share option activity in our share option plans for the years ended December 31:


                                                2005                   2004                    2003
                                       ---------------------   --------------------    ---------------------
                                                    Weighted               Weighted                 Weighted
                                                     Average                Average                  Average
                                                    Exercise               Exercise                 Exercise
                                        Options      Price      Options     Price       Options      Price
                                       ---------    --------   ---------   --------    ---------    --------
Outstanding Shares
   at Beginning of Period               130,000      $15.03     190,000     $15.03           --     $   --

Granted                                  65,052       17.20          --         --      190,000      15.03
Forfeited                                (8,000)      15.03     (60,000)     15.03           --         --
Exercised                                    --          --          --         --           --         --
                                       --------      ------    --------     ------     --------     ------

Outstanding Shares
   at End of Period                     187,052      $15.78     130,000     $15.03      190,000     $15.03
                                       ========      ======    ========     ======     ========     ======

Exercisable at end of year               81,333      $15.78      43,334     $15.03           --     $   --
                                       ========      ======    ========     ======     ========     ======

Fair Value of options granted
   during the year (at grant date)     $ 64,000      $17.20    $     --     $   --     $131,100     $15.03
                                       ========      ======    ========     ======     ========     ======

Compensation costs                     $     --      $   --    $ 45,500     $   --     $ 22,700     $   --
                                       ========      ======    ========     ======     ========     ======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 13 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)


Year Ended December 31, 2005                Income         Shares      Per Share
                                            -------       -------      ---------
   Basic EPS                                $15,235         8,316       $ 1.83
   Effect of dilutive securities                 --             1           --
                                            -------       -------       ------
   Diluted EPS                              $15,235         8,317       $ 1.83
                                            =======       =======       ======


Year Ended December 31, 2004

   Basic EPS                                $11,273         8,336       $ 1.35
   Effect of dilutive securities                 --             7           --
                                            -------       -------       ------
   Diluted EPS                              $11,273         8,343       $ 1.35
                                            =======       =======       ======

Year Ended December 31, 2003

   Basic EPS                                $11,884         7,803       $ 1.52
   Effect of dilutive securities                 --            12           --
                                            -------       -------       ------
   Diluted EPS                              $11,884         7,815       $ 1.52
                                            =======       =======       ======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - RELATED PARTY TRANSACTIONS

Pursuant to the amended Advisory Agreement with our Advisor dated April 6, 1999 (the "Amended Advisory Agreement"), we pay certain fees, in addition to reimbursements of certain administrative and other costs our Advisor incurs on our behalf, for its ongoing management and operations of our Company:

     Fees/Compensation      Annual Amount
     -----------------      -------------

     I.   Asset management  0.355% for investments in mortgage loans
          management        0.355% for certain investment grade investments
          fees              0.750% for certain non-investment grade investments
                            1.000% for unrated investments
                            0.625% for investments held prior to the adoption
                                   of the Amended Advisory Agreement.

     II.  Loan              With respect to new mortgage loans we acquire,  any
          origination fees  origination  points paid by borrowers will first be paid to the Advisor for amounts up to 1.0% of the principal amount of each mortgage loan and we will receive any excess origination points paid by borrowers, if any, above the 1.0%.

     III. Annual            Subject to (1) a minimum annual  distributions being
          incentive         made  to  shareholders   from  management  fees cash
          management        available  for  distribution  ("CAD") of  $1.45  per
          fees              share and (2) the Company  achieving at least annual
                            Adjusted Funds from Operations (defined below) per share of $1.60 (net of this incentive fee), the Advisor shall be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of:

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

The costs paid or payable to our Advisor were as follows:


(in thousands)                                      Years Ended December 31,
                                              ----------------------------------
                                               2005          2004          2003
                                              ------        ------        ------
Shared service expenses                       $  947        $  682        $  725
Asset management fees                          1,545         1,274         1,087
Incentive management  fee                      1,855          --            --
                                              ------        ------        ------

                                              $4,347        $1,956        $1,812
                                              ======        ======        ======


During 2003, our Advisor waived approximately $67,000 in asset management fees relating to additional services it performed with regard to real estate we now own (see Note 6), as we paid a fee at the time the loans were originated.

During December 2005, in connection with our new investment initiative, our Board of Trustees approved various amendments to our bylaws and Advisory agreement. The changes, which will be effective upon renewal of the existing agreement at its expiration in March 2006, include, but are not limited to, the following:

     o ASSET MANAGEMENT FEE - The current asset by asset based fees will be replaced with an asset management fee which is equal to 1.75% of shareholders equity.
     o LOAN ORIGINATION FEES - The revised agreement will provide that the Advisor receive all origination fees.
     o SHARE ISSUANCE - The current agreement provides that the Advisor will receive 1% of all common shares issued by us. This provision has been eliminated.
     o TERMINATION - The Advisory agreement will be subject to early termination for "cause", without payment of a termination fee. However, if the termination occurs without cause or is not renewed after its one year term, the Advisor will be entitled to receive a termination fee.

In September 2003, we transferred certain of our obligations under the Fannie Mae loan program to CMC, a subsidiary of CharterMac. See Note 16 for more details on the transaction.

In October 2003, we purchased nine taxable revenue bonds from CharterMac. The carrying value of these bonds at December 31, 2005 and 2004 are $6.6 million and $6.7 million, respectively.

In December 2003, we borrowed approximately $11.3 million from CharterMac in order to aid in the purchase of the Concord at Gulfgate first mortgage in the total amount of $14.1 million (see Note 6). CharterMac charged us interest at an annual rate of 3.17% on the borrowings, which was based on LIBOR plus 2%, the same rate we paid on our Warehouse Facility. Shortly thereafter, we received a $14.0 million loan through the Warehouse Facility, and used the proceeds to repay the loan to CharterMac.

See Note 9 for information regarding our Revolving Facility with CharterMac.

In September 2005, we sold a mortgage loan, at par, to CharterMac (see Note 3).

During November 2005, we and CharterMac entered into a Subordinated Participation Agreement, under which we have acquired a subordinated participation equal to $5.0 million in a loan receivable that CharterMac holds. Upon the inception of our new warehouse facility (which we anticipate to occur in the first half of 2006), we will purchase the remaining loan receivable balance from CharterMac at its $26.0 million par value.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 15 - SELECTED QUARTERLY FINANCIAL DATA


                                                           (unaudited)
                                                        2005 Quarter Ended
                                            ---------------------------------------------

                                            March 31   June 30  September 30  December 31
                                            --------   -------  ------------  -----------
Total revenues                               $6,703     $7,860     $13,343      $8,237
                                             ======     ======     =======      ======

Net income                                   $2,827     $3,069     $ 7,312      $2,027
                                             ======     ======     =======      ======

Net income per share (basic and diluted)     $ 0.34     $ 0.37     $  0.88      $ 0.24
                                             ======     ======     =======      ======

                                                        2004 Quarter Ended
                                            ---------------------------------------------
(In thousands except per share amounts)
                                            March 31   June 30  September 30  December 31
                                            --------   -------  ------------  -----------

Total revenues                               $5,522     $5,396     $ 5,765      $5,328
                                             ======     ======     =======      ======

Net income                                   $3,325     $3,351     $ 3,249      $1,348
                                             ======     ======     =======      ======

Net income per share (basic and diluted)     $ 0.40     $ 0.40     $  0.39      $ 0.16
                                             ======     ======     =======      ======


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

b) Guarantees

In June and October of 2000, we originated two loans totaling $3.3 million under an agreement with Fannie Mae. That agreement provided for our guaranteeing a first-loss position on the loans, which could potentially result in exposure of $7.5 million. In September 2003, we transferred and assigned all of our obligations to the two loans we originated under this program to CharterMac Mortgage Capital ("CMC"), a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive under the program. The maximum exposure at December 31, 2005, was $3.2 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Standby and Forward Loan Commitments

We  issued  the  following   standby  and  forward  bridge  and  permanent  loan
commitments   for  the   purpose  of   construction/rehabilitation   of  certain
multifamily apartment complexes in various locations.


                                    STANDBY AND FORWARD LOAN COMMITMENTS
                                    -------------------------------------------------------
                                                                                                       (In thousands)
                                                                                                MAXIMUM AMOUNT OF COMMITMENT
                                                                                         -----------------------------------------
       ISSUE DATE        PROJECT                LOCATION               NO.OF APT.UNITS    TOTAL    LESS THAN 1 YEAR    1-3 YEARS
       ---------------------------------------------------------------------------------------------------------------------------
          Jun-04         Woods of Mandarin      Jacksonville, FL              401        $   428      $   428          $   --
          Apr-05         Atlantic Hearthstone   Hillsborough, NJ              198          3,080        2,464             616
          May-05         Pasadena               Pasadena, FL                  198            777          777              --
         July-05         222 Pearson            Chicago, IL                   219            786          786              --
         July-05         Bayfront Villas        Gulfport, FL                  120            364          364              --
         Sept-05         Marbella               Clearwater, FL                 --            626          626              --
                                                                       -----------------------------------------------------------

       TOTAL STANDBY AND FORWARD LOAN COMMITMENTS                           1,136        $ 6,061     $  5,445          $  616
                                                                       ===========================================================


Mezzanine Loan/Preferred Stock Commitment
-----------------------------------------

During November 2004, we provided a commitment to fund up to $74.5 million in connection with the borrower's financing of an acquisition. The commitment expired unused in April 2005, and we recognized a commitment fee of approximately $412,000, net of related legal expenses, upon the expiration.

NOTE 17 - SUBSEQUENT EVENTS

We did not receive the January 2006 payments for two notes receivable (both of which have the same borrower), causing the notes to be in default. While we are exploring possible solutions involving repayment of these notes or recovery of the assets, we are unable to determine at this time if a loss exists with respect to the investments.

These notes were pledged as part of our warehouse facility (see Note 8). On February 28, 2006, we paid off the remaining outstanding balance of approximately $4.1 million on the facility, but we believe we have sufficient liquidity to do so if required.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  DISCLOSURE CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this annual report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this annual report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the fiscal year to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER ITEMS

None.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                    PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES


                                                                                    Sequential
                                                                                       Page
(a) 1.    Financial Statements                                                      ----------
          --------------------
          American Mortgage Acceptance Company
          ------------------------------------

          Report of Independent Registered Public Accounting Firm                       35

          Consolidated Balance Sheets as of December 31, 2005 and 2004                  36

          Consolidated  Statements  of Income for the years ended  December  31,
          2005, 2004 and 2003                                                           37

          Consolidated  Statements of  Shareholders'  Equity for the years ended
          December 31, 2005, 2004 and 2003                                              38

          Consolidated Statements of Cash Flows for the years ended December 31,
          2005, 2004 and 2003                                                           39

          Notes to Consolidated Financial Statements                                    41



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

(a) 3.    Exhibits
          --------

3.1       Third Amended and Restated  Declaration of Trust, dated as of June 8,
          2005 (incorporated by reference to Appendix A to Proxy Statement filed with the Commission on April 28, 2005).

3.2 Amended and Restated By-laws (incorporated by reference to Appendix B to Proxy Statement filed with the Commission on April 28, 2005).

3.3       Amendment to Amended and Restated  By-laws*.

10(a)     Second Amended and Restated  Advisory  Services  Agreement between the
          Company and CharterMac AMI Associates, Inc*.

10(b)     First  Amendment to the Amended and Restated  Incentive  Share Option
          Plan of the Company dated June 9, 2004 (incorporated herein by reference to Exhibit 10(e) to the Company's June 30, 2004 Amended
          Quarterly Report on Form 10-Q/A).

10(c) Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10(g) to the Company's Annual Report on Form
          10-K).

10(d)     Loan agreement  between  CharterMac and American  Mortgage  Acceptance
          Company as of June 30, 2004*.

21        Subsidiaries of our Company*

23        Consent of Independent Registered Public Accounting Firm*

23(a) Consent of Ernst & Young LLP with respect to incorporation by reference of its report relating to the financial statements of ARCap
          Investors, LLC in the Company's Registration Statement on form S-3 and
          Form S-8  (incorporated by reference to Exhibit 23(a) to the Company's
          December 31, 2004, Annual Report on Form 10-K/A).

24.1      Power of Attorney (Included on signature page hereto)

31.1      Chief Executive Officer  certification  pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002*

31.2      Chief Financial Officer  certification  pursuant to Section 302 of the
          Sarbanes-Oxley Act of 2002*

32.1      Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*



                                                                                    Sequential
                                                                                       Page
                                                                                    ----------

99.       Additional Exhibits
          -------------------

99(a) The 2004 Financial Statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09 (incorporated by reference to Exhibit 99(a) to the Company's December 31, 2004, Annual Report on
          Form 10-K/A).

99(b) The 2003 Financial Statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backed securities, as required by Regulation S-X, Rule 3-09 (incorporated by reference to Exhibit 99(b) to the Company's December 31, 2004, Annual Report on
          Form 10-K/A).

          *  Filed herewith


                                   SIGNATURES
                                   ----------



Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 9, 2006           By:  /s/ Jeff T. Blau
                                    ----------------
                                    Jeff T. Blau
                                    Chairman of the Board of Trustees,
                                    President and Chief Executive Officer

Date:  March 9, 2006           By:  /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Managing Trustee and Chief Financial Officer

                               POWER OF ATTORNEY

Each person whose signature  appears below hereby  constitutes and appoints Jeff
T. Blau and Alan P. Hirmes, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the
Securities Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



    Signature                            Title                          Date
------------------       -------------------------------------     -------------



/s/ Jeff T. Blau
----------------
Jeff T. Blau             Chairman of the Board of Trustees
                         and Chief Executive Officer               March 1, 2006


/s/ Alan P. Hirmes
------------------
Alan P. Hirmes           Managing Trustee
                         and Chief Financial Officer               March 1, 2006


/s/ Stanley R. Perla
--------------------
Stanley R. Perla         Trustee                                   March 1, 2006


/s/ Richard M. Rosan
--------------------
Richard M. Rosan         Trustee                                   March 1, 2006


/s/ Scott M. Mannes
-------------------
Scott M. Mannes          Trustee                                   March 1, 2006

                                                                     Exhibit 3.3


                                AMENDMENT TO THE
                         AMENDED AND RESTATED BYLAWS OF
                      AMERICAN MORTGAGE ACCEPTANCE COMPANY


     This Amendment (the "Amendment") to the Amended and Restated Bylaws (the "Bylaws") of American Mortgage Acceptance Company, a real estate investment trust (the "Company"), was approved by the Company's Board of Trustees effective as of December 14, 2005. Capitalized terms used and not otherwise defined herein shall for all purposes of this Amendment have the respective meanings as specified in the Bylaws.

RECITALS

     WHEREAS, pursuant to the resolutions adopted on December _, 2005, the Board of Trustees of the Company resolved to amend the Bylaws to (i) increase the maximum permissible leverage; (ii) eliminate the requirement that Additional Mortgage Investments comprise no more than 60% of the Company's invested assets; and (iii) eliminate the prohibition on the Company investing in mortgages that are subordinate to that of an Affiliate.

NOW THEREFORE, the Bylaws shall be amended as follows:

1.   Amendments.
     ----------

     A. SECTION 1.1(s). Section 1.1(s) is hereby amended and restated in its entirety as follows:

        (s) Debt Limitation. "Debt Limitation" shall mean 90% of Total Market Value (calculated at the time debt is incurred) with respect to Trust Indebtedness.

     B. SECTION 1.1(rr). Section 1.1(rr) is hereby deleted in its entirety and the balance of the numbering in Section 1.1 is hereby renumbered accordingly.

     C.   SECTION 1.1(ggg). Section 1.1(ggg) is hereby (x) renumbered as Section
          (fff) and (y) amended and restated in its entirety as follows:

        (ggg) Total Market Value. "Total Market Value" shall mean the greater of (i) the sum of (x) the aggregate market value of the Trust's outstanding Shares and (y) the Trust Indebtedness excluding unconsolidated subsidiaries and (ii) the aggregate value of the Trust's assets as determined by the Advisor based upon third-party or management appraisals and other criteria as the Board of Trustees shall determine in its sole discretion.

     D. SECTION 1.1(iii). Section 1.1(iii) is hereby amended and restated in its entirety as follows:

        (iii) Trust Indebtedness. "Trust Indebtedness" shall mean all GAAP liabilities of the Trust other than trade payables and subordinated advisor fees and preferred equity share interests subject to mandatory redemption.

     E. SECTION 1.1 (lll). Section 1.1 (lll) is hereby deleted in its entirety.

     F. SECTION 5.1. The first paragraph of Section 5.1 is hereby amended and restated in its entirety as follows:

        GENERAL STATEMENT OF POLICY. The Trust intends to invest in Mortgage Investments including: (i) Original Mortgage Investments and (ii) Additional Mortgage Investments. The Trust shall have the right to acquire or originate Mortgages without first obtaining a real property appraisal, unless a majority of the Independent Trustees determine that such an appraisal is necessary; if obtained, any real property appraisals will be maintained in the Trust's books and records for at least five years. The foregoing investments are intended to be structured to comply with the Real Estate Investment Trust Provisions of the Code. In addition to the investments referred to above, the Trust may, in the discretion of the Board of Trustees or the Advisor, make the investments described in Section 5.2 below or such other investments that the Board of Trustees or the Advisor deem in good faith to be consistent with the investment objectives and policies of the Trust as set forth in the Consent Statement.

     G.   SECTION 5.7(l). Section 5.7(l) is hereby deleted in its entirety.

     H. SECTION 7.4. The last sentence of Section 7.4 is hereby amended and restated in its entirety as follows:

        The Trustees, including the Independent Trustees, shall take reasonable steps to insure that the requirements of this
        Section 7.4 are satisfied on a timely basis.

2.   No Further Amendments.
     ---------------------

          Except to the extent expressly amended by the terms of this Amendment, all terms and condition of the Bylaws shall remain in full force and effect in accordance with their terms.

                                                                   Exhibit 10(a)



                           SECOND AMENDED AND RESTATED
                           ADVISORY SERVICES AGREEMENT

                                     BETWEEN

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                       AND

                         CHARTERMAC AMI ASSOCIATES, INC.



     SECOND AMENDED AND RESTATED ADVISORY SERVICES AGREEMENT dated March 28, 2006 between American Mortgage Acceptance Company, a Massachusetts real estate investment trust (the "Company"), and CharterMac AMI Associates, Inc., a Delaware corporation (the "Advisor"). All capitalized terms used herein, and not otherwise defined, shall have the meanings ascribed to them in Section 10 hereof.

                              W I T N E S S E T H:
                              - - - - - - - - - -

     WHEREAS, the Company is a business trust organized under the laws of the Commonwealth of Massachusetts, which has qualified as a real estate investment trust as defined in the Internal Revenue Code of 1986, as the same may be amended or modified from time to time (which, together with any regulations and rulings thereunder, is hereafter called the "Code");

     WHEREAS, the Company and the Advisor originally entered into an Advisory Services Agreement dated as of March 29, 1993, which agreement was amended and restated pursuant to an Amended and Restated Advisory Services Agreement effective as of April 6, 1999, as amended on November 29, 2001, February 8, 2002, November 12, 2003 and June 9, 2004 (as amended, the "Advisory Services Agreement"), pursuant to which the Advisor has been providing services to the Company since such date;

     WHEREAS, the Independent Trustees of the Company have approved certain changes to the existing Advisory Services Agreement which will be effective upon the expiration of the current term of the Advisory Services Agreement on March 28, 2006;

     WHEREAS, the Company desires to continue to avail itself of the experience, sources of information, advice, assistance and certain facilities available to the Advisor and to have the Advisor undertake the duties and responsibilities hereinafter set forth, on behalf of and subject to the supervision of the Trustees of the Company, all as provided herein;

     WHEREAS, the Advisor is willing to render such services, subject to the supervision of the Trustees, on the terms and conditions hereinafter set forth;

     NOW, THEREFORE, in consideration of the mutual covenants herein contained, IT IS AGREED that the Advisory Services Agreement is amended and restated as follows:

     1. DUTIES OF ADVISOR. The Company hereby continues to retain the Advisor as the advisor of the Company to perform the services hereinafter set forth, and the Advisor hereby accepts such appointment, subject to the terms and conditions hereinafter set forth. In performance of this undertaking, subject to the supervision of the Trustees and consistent with the provisions of the Company's Declaration of Trust, the Advisor shall:

          (i) obtain for the Company, furnish and/or supervise the services necessary to perform any ministerial functions in connection with the management of the day-to-day operations of the Company subject to the supervision of the Trustees;

          (ii) seek out and present to the Company, whether through its own efforts or those of third parties retained by it, suitable and a sufficient number of investment opportunities which are consistent with the investment objectives and policies of the Company ("Company Investment Policy")as adopted by the Trustees from time to time; the currently effective Company Investment Policy is set forth on Exhibit A;

          (iii) exercise absolute discretion, subject to the Trustees' review, in decisions to originate, acquire, retain, sell or negotiate for the prepayment or restructuring of mortgages and other investments of the Company;

          (iv) recommend investment opportunities consistent with the Company Investment Policy and negotiate on behalf of the Company with respect to potential investments or the disposition thereof;

          (v) establish and manage the Company's securitization and capital markets programs;

          (vi) upon request, cause an Affiliate to serve as the owner of record for the Company's investments if such Affiliate is qualified to do so and in that capacity to hold escrows, if applicable, on behalf of mortgagors in connection with the servicing of mortgages, which it may deposit with various banks including banks with which it may be affiliated;

          (vii) obtain for the Company such other services as may be required in acquiring or disposing of investments, disbursing and collecting the funds of the Company, paying the debts and fulfilling the obligations of the Company, and handling, prosecuting and settling any claims of the Company, including foreclosing and otherwise enforcing mortgages and other liens securing investments;

          (viii) obtain for the Company such services as may be required for property management, mortgage brokerage and servicing, and other activities relating to the investment portfolio of the Company;

          (ix) evaluate,  structure and negotiate potential prepayments or sales
of  mortgages  and  other  investments  and,  if  applicable,   coordinate  with
government agencies and government sponsored entities in connection therewith;

          (x) from time to time, or as requested by the Trustees, make reports to the Company as to its performance of the foregoing services; and

          (xi) do all things necessary to assure its ability to render the services contemplated herein.

     2. FIDUCIARY RELATIONSHIP. The Advisor, as a result of its relationship with the Company pursuant to this Agreement, stands in a fiduciary relationship with the Shareholders of the Company.

     3. NO PARTNERSHIP OR JOINT VENTURE. The Company and the Advisor are not partners or joint venturers with each other and nothing herein shall be construed to make them partners or joint venturers or impose any liability as such on either of them.

     4. RECORDS. At all times, the Advisor shall keep books of account and records relating to services performed hereunder, which books of account and records shall be accessible for inspection by the Company at any time during the ordinary business hours of the Advisor.

     5. REIT QUALIFICATION. Anything else in this Agreement to the contrary notwithstanding, the Advisor shall refrain from any action (including, without limitation, furnishing or rendering services to tenants of property or managing or operating real property) which, in its sole judgment made in good faith, or, in the judgment of the Trustees, provided that the Trustees give the Advisor written notice to such effect, would (a) adversely affect the status of the Company as a real estate investment trust pursuant to Section 856 of the Code;
(b) violate any law, rule, regulation or statement of policy of any governmental body or agency having jurisdiction over the Company or over its securities, or
(c) be prohibited by the Company's Declaration of Trust.

     6. BANK ACCOUNTS. The Advisor may establish and maintain one or more bank accounts in the name of the Company or in its own name as agent for the Company and may collect and deposit in and disburse from any such account, any money on behalf of the Company, under such terms and conditions as the Trustees may approve, provided that no funds in such account shall be commingled with funds of the Advisor. From time to time and upon appropriate request, the Advisor shall render appropriate accounting of such collections and payments to the Trustee and the auditors of the Company.

     7. BOND. If required by the Trustees, the Advisor will maintain a fidelity bond with a responsible surety company in such amounts as may be required by the Trustees, covering all partners thereof together with employees and agents of the Advisor handling funds of the Company and investment documents or records pertaining to investments of the Company. Such bonds shall inure to the benefit of the Company in respect of losses from acts of such partners, employees and agents through theft, embezzlement, fraud, negligence, error or omission or otherwise. The premiums on such bonds shall be paid by the Company.

     8. INFORMATION FURNISHED ADVISOR. (a) The Trustees shall, at all times, keep the Advisor fully informed with regard to the then current Company Investment Policy including any specific types of investments desired, the desired geographical areas of investments, and any criteria or conditions established by the Trustees as to whether the Company will make a particular investment, the capitalization policy of the Company (including the policy with regard to the incurrence of indebtedness by the Company) and their intentions as to the future operations of the Company. In particular, the Trustees shall notify the Advisor promptly of their intention to either sell or otherwise dispose of any of the Company's investments, to make any new investment, to incur any indebtedness or to issue any additional Shares in the Company.

          (b) The Company shall furnish the Advisor with a certified copy of all financial statements of the Company, a signed copy of each report prepared by the independent certified public accountants and such other information with regard to the Company's affairs as the Advisor may from time to time reasonably request.

     9. CONSULTATION AND ADVICE. In addition to the services described above, the Advisor shall consult with the Trustees and shall, at the request of the Trustees of the Company, furnish advice and recommendations with respect to other aspects of the business and affairs of the Company.

     10. DEFINITIONS. As used herein, the following terms shall have the meanings set forth below:

          (a) "ADJUSTED FUNDS FROM OPERATIONS" means net income (computed in accordance with GAAP) including realized gains (or losses) from debt restructuring and sales of assets, plus depreciation and amortization on real property, and after adjustments for unconsolidated partnerships and joint ventures.

          (b) "ADVISOR" shall mean CharterMac AMI Associates, Inc.

          (c) "AFFILIATE" shall mean (i) any Person directly or indirectly controlling, controlled by or under common control with another Person, (ii) any Person owning or controlling 10% or more of the outstanding voting securities or beneficial interests in such other Person, (iii) any officer, director, trustee, or general partner of such Person, and (iv) if such other Person is an officer, director, trustee or partner of another entity, then the entity for which that Person acts in any such capacity.

          (d) "AFFILIATED PROGRAMS" shall mean public or private investment partnerships or, any similar programs organized by the Sponsor, any successors to such programs or a combination of such programs.

          (e) "AGREEMENT" shall mean this Amended and Restated Advisory Services Agreement.

          (f) "ANNUAL INCENTIVE FEE" shall have the meaning set forth in Section 12(b) of this Agreement.

          (g) "ASSET MANAGEMENT FEE" shall mean the fees payable to the Advisor pursuant to Section 11 of this Agreement.

          (h) "CAD" shall mean cash available for distribution, which shall consist of the Company's net income (as determined pursuant to GAAP) adjusted for certain non-cash charges (as determined pursuant to GAAP).

          (i) "CODE" shall mean the Internal Revenue Code of 1986, as amended, or corresponding provisions of subsequent revenue laws (together with any regulations and rulings thereunder).

          (j) "COMPANY" shall mean American Mortgage Acceptance Company, a Massachusetts business trust.

          (k) "COMPANY EQUITY" means, for purposes of calculating the Asset Management Fee, for any month the sum of the net proceeds from any issuance of the Company's Common Shares, after deducting any underwriting discounts and commissions and other expenses and costs relating to the issuance, plus (or minus) the Company's retained earnings (or deficit) at the end of such month (without taking into account any non-cash equity compensation expense incurred in current or prior periods), which amount shall be reduced by any amount that the Company pays for repurchases of Common Shares; provided, that the foregoing calculation of Equity shall be adjusted to exclude one-time events pursuant to changes in GAAP, as well as non-cash charges after discussion between Advisor and the Independent Directors and approval by a majority of the Independent Directors in the case of non-cash charges.

          (l) "DECLARATION OF TRUST" shall mean the Third Amended and Restated Declaration of Trust of the Company, as amended and/or restated from time to time.

          (m) "DISTRIBUTIONS " shall mean any cash distributed to Shareholders arising from their interest in the Company.

          (n) "GAAP" shall mean generally accepted accounting principles applied on a consistent basis.

          (o) "INDEPENDENT TRUSTEE" shall mean the Trustees who (i) are not affiliated, directly or indirectly, with the Advisor, whether by ownership of, ownership interest in, employment by, any material business or professional relationship with, or service as an officer or director of the Advisor, or its Affiliates, (ii) do not serve as a director or Trustee for more than two other REITs organized by the Sponsor, and (iii) perform no other services for the Company, except as Trustees. For this purpose, an indirect relationship shall include circumstances in which a member of the immediate family of a Trustee has one of the foregoing relationships with the Advisor or the Company.

          (p) "PERSON" shall mean and include individuals, corporations, limited partnerships, general partnerships, limited liability companies, joint stock companies or associations, joint ventures, companies, trusts, banks, trust companies, land trusts, business trusts or other entities and governments and agencies and political subdivisions thereof.

          (q) "PROSPECTUS" shall mean the final prospectus in connection with the registration of the Shares filed with the Securities and Exchange Commission on Form S-11, as amended.

          (r) "REIT" shall mean a corporation or trust which qualifies as a real estate investment trust described in Sections 856 through 860 of the Code (the "REIT provisions").

          (s) "SHAREHOLDER" shall mean a holder of the Shares.

          (t) "SHARES" shall mean the shares of beneficial interest, par value $.10 per share, of the Company.

          (u) "SPONSOR" shall mean any Person directly or indirectly instrumental in organizing, wholly or in part, the Company or any Person who will manage or participate in the management of the Company and any Affiliate of such Person, but does not include (i) any Person whose only relationship with the Company is that of an independent asset manager and whose only compensation from the Company is as such, and (ii) wholly independent third parties such as attorneys, accountants and underwriters whose only compensation is for professional services.

          (v) "TRUSTEES" shall mean, collectively, the Persons who constitute the Board of Trustees of the Company.

     11. ASSET MANAGEMENT FEE. Advisor shall receive an asset management fee equal to 1.75% per annum of Company Equity. The asset management fee shall be calculated and paid in cash monthly in arrears. Advisor shall make available the monthly calculation of the asset management fee to the Company within fifteen
(15) days following the last day of each calendar month, and the Company shall pay the Advisor the asset management fee within five (5) business days thereafter.

     12. OTHER FEES/COMPENSATION TO THE ADVISOR.

          (a) ORIGINATION POINTS. The Advisor shall be entitled to receive, with respect to each investment originated by the Company, the origination points, if any, paid by borrowers. In connection with the acquisition of investments for the Company, the Advisor may also act as an advisor to third parties which participate with the Company in such investments and may receive origination points, if any, from such third parties or their borrowers.

          (b) ANNUAL INCENTIVE FEE. Subject to (1) a minimum annual Distributions being made to Shareholders from CAD of $1.45 per Share AND (2) the Company achieving at least annual Adjusted Funds From Operations per share of $1.60 (net of the Annual Incentive Fee), the Advisor shall be entitled to receive incentive compensation for each fiscal year in an amount equal to the product of:

          (A) 25% of the dollar amount by which


          (1) Adjusted Funds From Operations of the Company (before the Annual Incentive Fee) per Share (based on the weighted average number of Shares outstanding)


          exceed

          (2) an amount equal to the greater of:


          (a) (i) the weighted average of (x) $20 (the price per Share the initial public offering) and (y) the prices per Share of any secondary offerings by the Company multiplied by


               (ii) the Ten-Year U.S. Treasury Rate plus 2% per annum; and

          (b) $1.45

          multiplied by

          (B) the weighted average number of Shares outstanding during such year.

          (c) SERVICING FEES AND OTHER COMPENSATION FROM THIRD PARTIES. The Advisor shall be entitled to receive all servicing fees associated with assets under the Company's management. To the extent that the Company participates with a third party in connection with investments, the Advisor may receive special servicer fees and other fees and compensation from such third party.

     13. STATEMENTS. Prior to the payment of any fees hereunder, the Advisor shall furnish to the Company a statement showing the computation of the fees, if any, payable under Sections 11, 12 and 14 hereof.

     14.  COMPENSATION FOR ADDITIONAL SERVICES.

          (a) PROPERTY MANAGEMENT. In the event the Company forecloses on a property on which it holds a mortgage, the Company may be required to take over the management of the property. In such cases, the Advisor or an Affiliate of the Advisor may be retained to provide property management services at rates and on terms no less favorable to the Company than those customary for similar services, if such entity has knowledge of and experience in the area. In no case shall such fee (including all rent-up, leasing, and re-leasing fees and bonuses paid to any person) exceed 5% of the gross revenues from such properties.

          (b) PROPERTY DISPOSITIONS FOLLOWING FORECLOSURE. If the Company forecloses on a property securing a mortgage and sells such property, the Advisor or an Affiliate of the Advisor may be entitled to a subordinated real estate commission equal to the lesser of (i) 3% of the gross sales price of such property received by the Company or (ii) one-half of the normal and competitive rate customarily charged by unaffiliated parties rendering similar services, and such fees shall be paid only if the Advisor or Affiliate thereof provides a substantial amount of services in the sales effort.

     15. EXPENSES OF THE COMPANY. (a) The Company shall pay all of its expenses, except those set forth in paragraph 16 hereof. Without limiting the foregoing, it is specifically agreed that the following expenses of the Company shall be paid by the Company and shall not be borne by the Advisor:

          (i) the cost of money borrowed by the Company;

          (ii) taxes an income and taxes and assessments on real property and all other taxes applicable to the Company;

          (iii) fees and expenses paid to independent contractors, unaffiliated mortgage servicers, consultants, managers and other agents employed by or on behalf of the Company;

          (iv) expenses directly connected with the ownership, and disposition of investments, or other property and with the origination or purchase of investments (including the costs of foreclosure, insurance premiums, legal services, brokerage and sales commissions, maintenance, repair and improvement of property);

          (v) expenses of maintaining and managing real estate equity interests, processing and servicing mortgage and other loans and managing the Company's other investments;

          (vi) insurance coverage in connection with the business of the Company (including officers' and trustees' liability insurance);

          (vii) the expenses of revising, amending, converting, modifying or terminating the Company or revising, amending or modifying its organizational documents;

          (viii) expenses connected with payments of interest or Distributions in cash or any other form made or caused to be made by the Trustees to Shareholders;

          (ix) all expenses connected with communications to Shareholders and other bookkeeping and clerical work necessary in maintaining relations with the Shareholders, including the cost of printing and mailing certificates for securities, proxy solicitation materials and reports to holders of the Company's securities;

          (x) the cost of any accounting, statistical or bookkeeping equipment necessary for the maintenance of the books and records of the Company;

          (xi) transfer agent's and registrar's fees and charges;

          (xii) other legal, accounting and auditing fees and expenses as well as any costs incurred in connection with any other litigation in which the Company is involved and in the examination, investigation or other proceedings conducted by any regulatory agency with respect to the Company;

          (xiii) all expenses relating to any office or office facilities maintained by the Company or any Subsidiary exclusive of the main office of the Advisor, including, without limitation, rent, telephones, utilities, office furniture, equipment, machinery and other office expenses for any persons employed by the Company;; and

          (xiv) the Company's pro rata portion of rent, telephone, utilities, office furniture, equipment, machinery and other office, internal and overhead expenses of the Advisor and its Affiliates required for the Company's operations.

          (b) The Company shall reimburse the Advisor and its Affiliates for (i) the actual costs to the Advisor or its Affiliates of goods, materials and services used for and by the Company obtained from unaffiliated parties; (ii) administrative services necessary to the operation of the Company and (iii) the costs of certain personnel employed by the Company and directly involved in the organization and business of the Company (including persons who may be employees or officers of the Advisor and its Affiliates) and for legal, accounting, transfer agent, reinvestment and redemption plan administration, data processing, duplicating and investor communications services performed by employees or officers of the Advisor and its Affiliates which could be performed directly for the Company by independent parties. The amounts charged to the Company for services performed pursuant to clause (ii) above will not exceed the lesser of (a) the actual cost of such services, or (b) the amount which the Company would be required to pay to independent parties for comparable services. No reimbursement will be allowed to the Advisor or its Affiliates for services performed pursuant to clause (ii) above unless the Advisor or its Affiliates have the appropriate experience and expertise to perform such services.

          (c) The Company will reimburse the Advisor for any travel expenses incurred in connection with the services provided hereunder and for advertising expenses incurred by it in seeking any investments or seeking the disposition of any investments held by the Company.

     16. EXPENSES OF THE ADVISOR. Except as otherwise provided herein and without regard to the amount of compensation received hereunder by the Advisor, the Advisor shall bear the following expenses:

          (i) employment expenses of the Advisor's or its Affiliates' personnel (including partners and directors and officers thereof and employees of the Company who are Trustees, officers and employees of the Advisor), including, but not limited to, fees, salaries, wages, payroll taxes, travel expenses (except as set forth pursuant to Section 15(c) above) and the cost of employee benefit plans and temporary help expenses;

          (ii) advertising expenses (except as set forth pursuant to Section 15(c) above);

Notwithstanding the provisions of Section 16, the Company shall reimburse the Advisor for the expenses set forth in Section 15(b) and 15(c) above.

     17.  INTENTIONALLY DELETED.

     18. OTHER ACTIVITIES OF ADVISOR. Nothing in this Agreement shall prevent the Advisor or any of its Affiliates from engaging in other business activities related to real estate, mortgage investments or other investments whether similar or dissimilar to those made by the Company or from acting as advisor to any other person or entity having investment policies whether similar or dissimilar to those of the Company (including another real estate investment trust). However, before the Advisor, its partners, their officers and directors, and any person controlled by the partners of the Advisor or their officers and directors may take advantage of an opportunity for their own account or present or recommend it to others (except for the presentation and recommendation of equally suitable investment opportunities to Affiliated Programs, which shall be governed by the procedures set forth in the Company Investment Policy), they are obligated to present an investment opportunity to the Company if (i) such opportunity is within the Company's investment objectives and policies, (ii) such opportunity is of a character which could be taken by the Company, and
(iii) the Company has the financial resources to take advantage of such opportunity.

     19.  TERM; TERMINATION OF AGREEMENT .

          (a) TERM. This Agreement shall remain in full force through March 28, 2007, unless terminated by the Company or Advisor as set forth below, and shall be renewed automatically for successive one (1) year periods thereafter, until this Agreement is terminated in accordance with the terms hereof.

          (b) NON-RENEWAL. Either party may elect not to renew this Agreement at the expiration of the initial term or any renewal term for any or no reason by notice to the other party at least six (6) months prior to the end of the term.

          (c) VOLUNTARY TERMINATION. Either party may terminate this Agreement or any reason or no reason upon prior written notice to the other party (1) in the case of the Company, at least six (6) months prior to the end of the term, and (2) in the case of the Advisor, at least three (3) months prior to the end of the term.

          (d) TERMINATION BY THE COMPANY. The Company may terminate this Agreement effective sixty (60) days after notice of termination from the Company to Advisor in the event that any act of fraud, misappropriation of funds, or embezzlement against the Company or other willful and material violation of this Agreement by Advisor in its corporate capacity (as distinguished from the acts of any employees of Advisor which are taken without the complicity of any of the executive officers of Advisor); provided, that such willful and material violation continues for a period of thirty (30) days after written notice thereof specifying such violation and requesting that the same be remedied in such thirty (30) day period.

          (e) TERMINATION BY ADVISOR. Advisor may terminate this Agreement effective upon sixty (60) days prior written notice of termination to the Company in the event that the Company shall default in the performance or observance of any material term, condition or covenant in this Agreement and such default shall continue for a period of thirty (30) days after written notice thereof specifying such default and requesting that the same be remedied in such thirty (30) day period.

          (f) TERMINATION FEES. In the event the Agreement is not renewed by the Company or is terminated under Section 19(b) or 19(e), the Company shall pay Advisor on the termination date: (A) if the termination date occurs on or prior to March 28, 2010, a termination fee equal to (1) four times the Asset Management Fee Advisor would have been entitled to receive from the Company during the 4-calendar quarter period immediately preceding the effective date of such termination, plus (2) four times the Annual Incentive Fee Advisor would have been entitled to receive from the Company during the 4-calendar quarter period immediately preceding the effective date of such termination; or (B) if the termination date occurs after March 28, 2010, the greater of (1) (a) two times the Asset Management Fee Advisor would have been entitled to receive from the Company during the 4-calendar quarter period immediately preceding the effective date of such termination, plus (b) two times the Annual Incentive Advisor would have been entitled to receive from the Company during the 4-calendar quarter period immediately preceding the effective date of such termination or (2) a fee equal to the market rate termination fee payable to outside advisors of real estate investments trusts. The Company's obligation to pay a termination fee shall survive the termination of this Agreement.

          (g) SURVIVAL. If this Agreement is terminated pursuant to this Section 19, such termination shall be without any further liability or obligation of either party to the other, except as otherwise expressly provided herein.]

          (h) DISPUTE RESOLUTION. If the Company and the Advisor are unable to reach an agreement regarding the fees payable to the Advisor upon renewal of this Agreement pursuant to Section 19(a) or the amount of the applicable market-rate termination fee pursuant to Section 19(e)(B)(2), any such dispute shall be settled and determined by arbitration in New York City before a panel of three arbitrators (who shall be required to be members in good standing of the American Arbitration Association) pursuant to the Commercial Rules then in effect of the American Arbitration Association. The parties agree that the arbitrators shall have the power to award damages, preliminary or permanent injunctive relief and reasonable attorneys' fees and expenses to any party in such arbitration. The arbitration award shall be final and binding upon the parties and judgment thereon may be entered in any court having competent jurisdiction thereof. The arbitrators shall be governed by and shall apply the substantive law of the State of New York in making their award.

     20. AMENDMENTS. This Agreement shall not be changed, modified, terminated or discharged in whole or in part except by an instrument in writing signed by both parties hereto, or their respective successors or permitted assigns, or otherwise as provided herein.

     21. ASSIGNMENT. This Agreement may not be assigned by the Advisor without the written consent of the Company, except to a corporation or other person which controls, is controlled by, or is under common control with the Advisor, or a corporation, association, trust or other successor organization which may take over the property and carry on the affairs of the Advisor. Any assignee of the Advisor shall be bound hereunder to the same extent as the Advisor. This Agreement shall not be assigned by the Company without the written consent of the Advisor, except to a corporation, association, trust or other organization which is a successor to the Company. Such successor shall be bound hereunder to the same extent as the Company. Notwithstanding anything to the contrary contained herein, the economic rights of the Advisor hereunder, including the right to receive all compensation hereunder, may be sold, transferred or assigned by the Advisor without the consent of the Company.

     22. ACTION UPON TERMINATION. From and after the effective date of termination of this Agreement, pursuant to Section 19 hereof, the Advisor shall not be entitled to compensation for further service rendered hereunder but shall be paid all compensation and reimbursed for all expenses accrued through the date of termination. The Advisor shall forthwith upon such termination:

          (a) pay over to the Company all moneys collected and held for the account of the Company pursuant to this Agreement, after deducting any accrued compensation and reimbursement for its expenses to which it is then entitled;

          (b) deliver to the Company a full accounting, including a statement showing all payments collected by it and a statement of all moneys held by it, covering the period following the date of the last accounting furnished to the Company; and

          (c) deliver to the Company all property and documents of the Company then in the custody of the Advisor.

     23. INCORPORATION OF THE DECLARATION OF TRUST. To the extent the Declaration of Trust imposes obligations or restrictions on the Advisor or grants the Advisor certain rights which are not set forth in this Agreement, the Advisor shall abide by such obligations or restrictions and such rights shall inure to the benefit of the Advisor with the same force and effect as if they were set forth herein.

     24. MISCELLANEOUS. (a)( a) The Advisor assumes no responsibility under this Agreement other than to render the services called for hereunder in good faith, and shall not be responsible for any action of the Company in following or declining to follow any advice or recommendations of the Advisor. Neither the Advisor nor its directors, officers and employees shall be liable to the Company, the Shareholders or to any successor or assignee of the Company, except by reason of acts constituting bad faith, gross negligence or reckless disregard of their duties. This shall in no way affect the standard for indemnification but shall only constitute a standard of liability. The duties to be performed by the Advisor pursuant to this Agreement may be performed by it or by officers, directors or by Affiliates of the foregoing under the direction of the Advisor or delegated to unaffiliated third parties under its direction.

          (b) The Advisor shall look solely to the assets of the Company for satisfaction of all claims against the Company, and in no event shall any Shareholder of the Company have any personal liability for the obligations of the Company under this Agreement.

          (c) All calculations made in accordance with this Agreement (other than those calculations which by their terms are not based on GAAP) shall be based on statements (which may be unaudited, except as specifically provided herein) prepared on an accrual basis consistent with GAAP, regardless of whether the Company may also prepare statements on a different basis.

     25. NOTICES. Any notice, report or other communication required or permitted to be given hereunder shall be in writing, and shall be given by delivering such notice by hand or by certified mail, return receipt requested, postage pre-paid, at the following addresses of the parties hereto:

     American Mortgage Acceptance Company
     625 Madison Avenue
     New York, New York 10022
     Attn.:  President

     CharterMac AMI Associates, Inc.
     625 Madison Avenue
     New York, New York  10022
     Attention:  President

Either party may at any time change its address for the purpose of this Section 25 by like notice.

     26.   HEADINGS.   The  section  headings  hereof  have  been  inserted  for
convenience of reference only and shall not be construed to affect the meaning, construction or effect of this Agreement.

     27. GOVERNING LAW. The provisions of this Agreement shall be construed and interpreted in accordance with the laws of the State of New York as at the time in effect.

IN WITNESS WHEREOF, the undersigned have caused this agreement to be signed as of the day and year first above written.



AMERICAN MORTGAGE ACCEPTANCE COMPANY


                                      By:
                                         ---------------------------------------
                                         Name:
                                         Title:


CHARTERMAC AMI ASSOCIATES, INC.


                                      By:
                                         ---------------------------------------
                                         Name:
                                         Title:

                                                                   Exhibit 10(d)



                                 LOAN AGREEMENT

                                     BETWEEN

                                   CHARTERMAC

                                       AND

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                               AS OF JUNE 30, 2004


                                TABLE OF CONTENTS

                                                                                      PAGE

SECTION 1.       DEFINITIONS AND ACCOUNTING TERMS.......................................1

      1.1     DEFINITIONS...............................................................1

      1.2     ACCOUNTING TERMS AND DETERMINATIONS.......................................8

SECTION 2.       THE CREDIT ACCOMMODATIONS..............................................8

      2.1     THE CREDIT ACCOMMODATIONS.................................................8

      2.2     TERM OF AGREEMENT.........................................................9

      2.3     PREPAYMENT OF THE OBLIGATIONS; BORROWER'S REDUCTION OF LOAN AMOUNT........9

      2.4     EVIDENCE OF INDEBTEDNESS, MATURITY.......................................10

      2.5     INTEREST, LOAN FEES AND PAYMENT OF EXPENSES..............................10

SECTION 3.       CONDITIONS TO CREDIT...................................................2

      3.1     DOCUMENTS................................................................12

      3.2     REPRESENTATIONS AND WARRANTIES...........................................12

      3.3     EVENTS OF DEFAULT........................................................13

      3.4     APPROVAL OF LENDER'S COUNSEL.............................................13

      3.5     PAYMENT OF FEES..........................................................13

SECTION 4.       REPRESENTATIONS AND WARRANTIES.........................................3

      4.1     EXISTENCE; PLACE OF BUSINESS; IDENTIFICATION NUMBERS.....................13

      4.2     AUTHORITY................................................................13

      4.3     FINANCIAL STATEMENTS.....................................................14

      4.4     FINANCIAL CONDITION......................................................14

      4.5     ASSETS...................................................................14

      4.6     LITIGATION...............................................................14

      4.7     BURDENSOME PROVISIONS....................................................14

      4.8     OTHER AGREEMENTS.........................................................15

      4.9     TAXES....................................................................15

      4.10    THE LOAN.................................................................15

      4.11    CAPITALIZATION...........................................................15

      4.12    SOLVENCY.................................................................15

      4.13    EVENTS OF DEFAULT........................................................15

      4.14    ERISA....................................................................16

      4.15    ENVIRONMENTAL AND REGULATORY COMPLIANCE..................................16

      4.16    CONTRACTS WITH AFFILIATES, ETC...........................................17

      4.17    FEDERAL REGULATIONS......................................................17

      4.18    QUALIFICATION AS A REIT..................................................17

      4.19    ADVISORY AGREEMENT; ADVISORY SUBCONTRACT.................................17



                                TABLE OF CONTENTS
                                   (continued)

                                                                                      PAGE

      4.20    HOLDING COMPANY AND INVESTMENT COMPANY ACTS..............................18

      4.21    INVESTMENT COMPANY ACT; OTHER REGULATIONS................................18

SECTION 5.       AFFIRMATIVE COVENANTS..................................................8

      5.1     FINANCIAL STATEMENTS.....................................................18

      5.2     MAINTENANCE OF EXISTENCE; CHARACTER OF EQUITY............................19

      5.3     MAINTENANCE OF PROPERTIES................................................19

      5.4     COMPLIANCE WITH LAWS.....................................................19

      5.5     TAXES AND CLAIMS.........................................................20

      5.6     NOTICE OF DEFAULTS.......................................................20

      5.7     CHANGES IN MANAGEMENT....................................................20

      5.8     NOTICE OF LITIGATION.....................................................20

      5.9     RECORDS..................................................................20

      5.10    EXECUTION OF OTHER INSTRUMENTS...........................................20

      5.11    MAINTENANCE OF REIT STATUS...............................................20

      5.12    CONTINUATION OF ADVISORY AGREEMENT AND ADVISORY SUBCONTRACT..............20

      5.13    INSPECTION OF PROPERTY; BOOKS AND RECORDS; DISCUSSIONS...................21

SECTION 6.       NEGATIVE COVENANTS.....................................................1

      6.1     ENCUMBRANCES AND LIENS...................................................21

      6.2     INDEBTEDNESS.............................................................22

      6.3     CONSOLIDATION AND MERGER.................................................23

      6.4     LOANS, GUARANTEES, INVESTMENTS...........................................23

      6.5     ACQUISITIONS.............................................................23

      6.6     DISPOSAL OF ASSETS.......................................................23

      6.7     PAYMENT OF DISTRIBUTIONS.................................................23

      6.8     LIMITATIONS ON LEASING...................................................23

      6.9     DEFAULT UNDER OTHER AGREEMENTS OR INDENTURES.............................23

      6.10    PURCHASE OF MARGIN STOCK.................................................24

      6.11    AMENDMENT TO CERTAIN DOCUMENTS...........................................24

      6.12    TRANSACTIONS WITH AFFILIATES.............................................24

      6.13    ERISA COMPLIANCE.........................................................24

      6.14    REAL ESTATE ACTIVITIES...................................................25

      6.15    DEFAULT UNDER ADVISORY AGREEMENT OR ADVISORY SUBCONTRACT.................25

SECTION 7.       FINANCIAL COVENANTS....................................................5

      7.1     INDEBTEDNESS.............................................................25

      7.2     MINIMUM TANGIBLE NET WORTH...............................................25



                                TABLE OF CONTENTS
                                   (continued)

                                                                                      PAGE

      7.3     LIQUIDITY................................................................25

      7.4     MATERIAL ADVERSE CHANGE..................................................25

SECTION 8.       EVENTS OF DEFAULT......................................................6

      8.1     EVENTS OF DEFAULT........................................................26

SECTION 9.           MISCELLANEOUS PROVISIONS..........................................28

      9.1     INCORPORATION OF PREAMBLE, RECITAL AND EXHIBITS..........................28

      9.2     NOTICES..................................................................28

      9.3     AMENDMENTS, WAIVERS, ETC.................................................28

      9.4     INDEMNIFICATION..........................................................29

      9.5     INCONSISTENCIES WITH OTHER LOAN DOCUMENTS................................29

      9.6     EXPENSES.................................................................29

      9.7     ASSIGNABILITY............................................................29

      9.8     TIME OF ESSENCE..........................................................30

      9.9     ENTIRE AGREEMENT.........................................................30

      9.10    SEVERABILITY.............................................................30

      9.11    GOVERNING LAW............................................................30

      9.12    NO PARTNERSHIP OR JOINT VENTURE..........................................30

      9.13    REPLACEMENT DOCUMENTS....................................................30

      9.14    HEADINGS.................................................................30

      9.15    USURY LIMITATION.........................................................30

      9.16    WAIVER OF JURY TRIAL.....................................................31



                           EXHIBITS TO LOAN AGREEMENT
                           --------------------------
EXHIBIT A                  Form of Note
EXHIBIT 2.1                Form of Borrowing Notice
EXHIBIT 3.1                Closing Checklist
EXHIBIT 4.6                Litigation
EXHIBIT 4.16               Contracts with Affiliates
EXHIBIT 5.1                Form of Covenant Compliance Certificate
EXHIBIT 6.2                Indebtedness


                                 LOAN AGREEMENT

     THIS LOAN AGREEMENT (this "Agreement") is entered into as of this 30th day of JUNE, 2004 among American Mortgage Acceptance Company, a Massachusetts business trust ("Borrower"), and CharterMac, a Delaware statutory trust ("Lender") .

                                    RECITALS

     By means of a loan facility to be established under and subject to this Agreement (the "Line of Credit"), Borrower desires to secure from the Lender up to $20,000,000 for use by Borrower to originate bridge loans, mortgage loans, mezzanine loans and other mortgage investments and Lender has agreed to provide such financing.

     NOW THEREFORE, in consideration of the mutual covenants and conditions contained therein and set forth below, and for other valuable consideration, the receipt and sufficiency of which is hereby acknowledged by the parties, the parties agree as follows:

                                   Section 1.
                        DEFINITIONS AND ACCOUNTING TERMS

     1.1 DEFINITIONS. The following terms, as used in this Agreement, shall have the following meanings, unless the context clearly indicates otherwise:

     "Accountants" means independent certified public accountants reasonably acceptable to the Lender. The Lender hereby acknowledges that the Accountants for Borrower may include Deloitte & Touche LLP, which accountants are acceptable to the Lender.

     "Advances" means any and all advances made or to be made by the Lender to Borrower pursuant to and as contemplated by the terms of this Agreement.

     "Advisor" means Related AMI Associates, Inc., a Delaware corporation, or any Person directly or indirectly succeeding to Related AMI Associates, Inc. (or RCC under the Advisory Subcontract) as the Advisor in accordance with the terms of SECTION 5.12 hereof.

     "Advisory Agreement" means (i) that certain Amended and Restated Advisory Services Agreement, effective as of April 6, 1999, amended as of November 29, 2001, between Borrower and the Advisor, restating an Agreement, dated March 29, 1993, or (ii) any replacement thereof executed and delivered by Borrower in accordance with the terms of Section 5.12 hereof, pursuant to which the Advisor performs investment advisory services to Borrower, and manages Borrower's assets and day-to-day affairs.

     "Advisory Subcontract" means that certain advisory subcontract, dated as of March 29, 1993, between the Advisor and RCC, pursuant to which all of the Advisor's obligations and duties under the Advisory Agreement are assigned to and assumed by RCC. In the event that the Advisor or RCC are replaced in accordance with the terms of SECTION 5.12 hereof, the term Advisory Subcontract shall mean the Advisory Agreement or such other document as Borrower and the Lender may agree.

     "Affiliates" means, with reference to any Person (including an individual, a corporation, a partnership, a limited liability company, a trust and a governmental agency or instrumentality) (i) any director, officer, general partner, manager, or employee of that Person, (ii) any other Person controlling, controlled by or under direct or indirect common control of that Person, (iii) any other Person directly or indirectly holding five percent (5%) or more of any class of the capital stock or other equity interests (including partnership interests, member interest, options, warrants, convertible securities and similar rights) of that Person and
     (iv) any other Person five percent (5%) or more of any class of whose capital stock or other equity interests (including partnership interests, member interest, options, warrants, convertible securities and similar rights) is held directly or indirectly by that Person.

     "Agreement" means this Loan Agreement.

     "AMAC Credit Facility" means AMAC Credit Facility LLC, a Delaware limited liability company.

     "AMAC Credit Facility Loan Agreement" means that certain loan agreement among Fleet National Bank, AMAC Credit Facility and Borrower, dated as of October 22, 2002, as the same may be amended or otherwise modified from time to time.

     "AMAC Funds" means the funds advanced by Borrower to AMAC Credit Facility LLC under the AMAC Credit Facility Loan Agreement.

     "Borrower" means that term as defined in the first paragraph of this Agreement.

     "Borrowing Notice" means any borrowing request submitted by Borrower in the form of EXHIBIT 2.1 attached hereto.

     "Business Day" means any day on which commercial banks in New York, New York settle payments.

     "Cash and Cash Equivalents" means the aggregate amount of cash and cash equivalents, as determined in accordance with GAAP.

     "Closing  Date" means the date on which the conditions set forth in SECTION
     3.1 through SECTION 3.5 are first satisfied.

     "Code" means the Internal Revenue Code of 1986, as amended.

     "Control" means either (i) having an economic interest in greater than 50% of the equity of an entity and the power and authority to elect or otherwise determine a majority of the board of directors or similar governing body of such entity, or (ii) having the power and authority to determine and control the policies and operations of such entity.

     "Covenant Compliance Certificate" means the Covenant Compliance Certificate substantially in the form of EXHIBIT 5.1 attached hereto, from the principal financial officer of Borrower, certifying that the information prepared thereon has been prepared in accordance with GAAP, and stating that such officer has no knowledge that a Default or Event of Default has occurred and is continuing or, if a Default or an Event of Default or such event has occurred and is continuing, the statement as to its nature and the action which such entity or any other entity proposes to take with respect to such Default or Event of Default.

     "Default" means an event or condition which, with the giving of notice or the passage of time, or both, would constitute an Event of Default.

     "ERISA" means the Employee Retirement Income Security Act of 1974, as amended, and the rules and regulations thereunder.

     "ERISA Affiliate" means each entity that may have been at any time during the sixty month period ending on the date of this Agreement or may be treated as a single employer with Borrower under the rules of Subsections
     (b), (c), (m) or (o) of Section 414 of the Code.

     "Event of Default" means any act or occurrence specified as an Event of Default in SECTION 8.

     "Fair Market Value of Total Assets" means the aggregate fair market value of all of a Person's assets, valuing those assets customarily bought and sold on a recognized market yielding widely distributed standard price quotations at their readily ascertainable market price, and all other assets valued using such methodology and data as shall be fully disclosed to, and approved by, the Lender in its reasonable discretion.

     "Fannie Mae" means the Federal National Mortgage Association.

     "FHA" means the Federal Housing Administration.

     "Financial Statements" means that term as defined in SECTION 4.3.

     "Freddie Mac" means the Federal Home Loan Mortgage Corporation.

     "GAAP" means generally accepted accounting principles and practices as applicable under SECTION 1.2 below and as set forth in the opinions and pronouncements of the Accounting Principles Board of the American Institute of Certified Public Accountants and statements and pronouncements of the Financial Accounting Standards Board or in such other statements by such other entity as may be approved by a significant segment of the accounting profession. GAAP shall be consistently applied from one accounting period to another.

     "GNMA Certificates" means securities  guaranteed by the Government National
     Mortgage   Association   including   GNMA   pass-through    mortgage-backed
     securities.

     "Indebtedness" with respect to any Person means and includes, without duplication (i) all items which, in accordance with GAAP, would be liabilities on the balance sheet of such Person, but excluding anything in the nature of capital stock or other equity, surplus capital and retained earnings, (ii) the face amount of all banker's acceptances and of all drafts drawn under all banker's acceptances and of all letters of credit issued by any bank for the account of such Person and, without duplication, all drafts drawn thereunder, (iii) the total amount of all indebtedness secured by any encumbrance to which any property or asset of such Person is subject, whether or not the indebtedness secured thereby shall have been assumed, and (iv) the total amount of all indebtedness and obligations of others which such Person has directly or indirectly guaranteed, endorsed (otherwise than for collection or deposit in the ordinary course of business), discounted with recourse or agreed (contingently or otherwise) to purchase or repurchase or otherwise acquire, including, without limitation, any agreement (a) to provide or supply funds to such other Person to maintain working capital, equity capital, net worth or solvency, or (b) otherwise to assure or hold harmless such other Person against loss in respect of its obligations.

     "Interest Period" means, as to any LIBOR Rate Amount, the period the commencement and duration of which shall be determined in accordance with
     SECTION 2.5.1(A), provided that if any such Interest Period would otherwise end on a day which is not a Business Day, such Interest Period shall end on the Business Day next preceding or next succeeding such day as determined by the Lender in accordance with its usual practices, of which the Lender shall notify Borrower in writing at the beginning of such Interest Period.

     "IRS" means the United States Internal Revenue Service.

     "LIBOR Business Day" means any Business Day on which commercial banks are open for international business (including dealings in dollar deposits) in London or such other eurodollar interbank market as may be selected by the Lender in its sole discretion acting in good faith.

     "LIBOR Rate" means for any Interest Period with respect to a LIBOR Rate Amount, the rate of interest equal to the rate per annum (rounded upwards to the nearest 100,000th of one percent) as determined on the basis of the offered rates for deposits in U.S. dollars, for a period of time comparable to the Interest Period selected by Borrower with respect to such LIBOR Rate Amount which appears on the Telerate page 3750 as of 11:00 a.m. London time on the day that is two LIBOR Business Days preceding the first day of the applicable Interest Period. If the rate described above does not appear on the Telerate System on any applicable interest determination date, the LIBOR Rate shall be the rate (rounded upwards as described above, if necessary) determined on the basis of the offered rates for deposits in U.S. dollars for a period of time comparable to the applicable Interest Period and in an amount comparable to the principal amount of the requested LIBOR Rate Amount which are offered by four major banks in the London interbank market at approximately 11:00 a.m. London time on the day that is two (2) LIBOR Business Days preceding the first day of the applicable Interest Period. The principal London office of each of the four major London banks will be requested to provide a quotation of its U.S. dollar deposit offered rate. If at least two such quotations are provided, the rate for that date will be the arithmetic mean of the quotations. If fewer than two quotations are provided as requested, the rate for that date will be determined on the basis of the rates quoted for loans in U.S. dollars to leading European banks for a period of time comparable to the applicable Interest Period for such LIBOR Rate Amount and in an amount comparable thereto offered by major banks in New York City at approximately 11:00 a.m. New York City time, on the day that is two LIBOR Business Days preceding the first day of such Interest Period. In the event that the Lender is unable to obtain any such quotation as provided above, it will be deemed that the LIBOR Rate cannot be determined and the interest rate applicable to such LIBOR Rate Amount shall be determined in accordance with SECTION 2.5.1(D). In the event that the Board of Governors of the Federal Reserve System shall impose a LIBOR Reserve Rate, then for any period during which such LIBOR Reserve Rate shall apply, the LIBOR Rate shall be equal to the amount determined above divided by an amount equal to 1 minus the LIBOR Reserve Rate.

     "LIBOR Rate Amount" means, in relation to any Interest Period, any portions of the principal amount of the Loan on which Borrower elects pursuant to
     SECTION 2.5.1 to pay interest at a rate determined by reference to the LIBOR Rate.

     "LIBOR Reserve Charge" means, for each day on which any LIBOR Rate Amount is outstanding, a reserve charge in an amount equal to the product of:

          (i)  the outstanding principal amount of the LIBOR Rate Amount,

                                  multiplied by


          (ii) (a) the LIBOR Rate (expressed as a decimal) divided by one minus the LIBOR Reserve Rate, minus (b) the LIBOR Rate (expressed as a decimal),

                                  multiplied by

          (iii) 1/360.

     "LIBOR Reserve Rate" means, for any day with respect to a LIBOR Rate Amount, the maximum rate (expressed as a decimal) at which any lender subject thereto would be required to maintain reserves (including all basic, supplemental, marginal and other reserves) under Regulation D of the Board of Governors of the Federal Reserve System (or any successor or similar regulations relating to such reserve requirements) against "Eurocurrency Liabilities" (as that term is used in Regulation D), if such liabilities were outstanding. The LIBOR Reserve Rate shall be adjusted automatically on and as of the effective date of any change in the LIBOR Reserve Rate.

     "Line of Credit" means that term as defined in the recital set forth above.

     "Liquidity" means Cash and Cash Equivalents plus availability to Borrower under any working capital facilities or Repo Facilities.

     "Loan" means all Advances made or other credit accommodations provided by the Lender to Borrower in accordance with the terms and conditions of this Agreement.

     "Loan Amount" means the principal amount of TWENTY MILLION AND NO/100 DOLLARS ($20,000,000.00), or such lesser amount as may from time to time be in effect following exercise of the reduction procedure set forth in
     SECTION 2.3.

     "Loan Documents" means this Agreement, the Note and the documents specified in Section 3.1 and any other documents, instruments or agreements relating to the Line of Credit required or contemplated hereby and thereby.

     "Loan Fees" means the Upfront Fee. The Loan Fees shall be in addition to all out-of-pocket expenses, including, without limitation, reasonable attorneys' fees and costs for the Lender and customary recording, filing or other similar document fees and charges, each of which shall be paid by Borrower.

     "Maturity Date" means such date as determined in accordance with the terms of SECTION 2.4, upon which date all Obligations, including, without limitation, any remaining unpaid principal, interest, Loan Fees, out-of-pocket expenses including attorneys' fees and costs, and documentation charges and other charges relating to the Loan shall be due and payable in full.

     "Net Equity" means equity raised by Borrower, net of costs incurred in raising such equity, including, without limitation, brokerage costs and reasonable fees for professional services.

     "Note" means the credit note in the aggregate principal amount of the Loan Amount executed substantially in the form of EXHIBIT A attached hereto by Borrower, payable to the order of the Lender.

     "Obligations" means any and all obligations of Borrower to the Lender of every kind and description, direct or indirect, absolute or contingent, primary or secondary, due or to become due, now existing in connection with or hereafter arising out of this Agreement and the other Loan Documents.

     "Organizational Documents" means, with regard to (i) a corporation, its charter and bylaws, (ii) a limited partnership, its certificate of limited partnership and agreement of limited partnership, (iii) a limited liability company, its certificate of organization and operating agreement or such similar certificate or agreement as is customary in the jurisdiction of formation for such limited liability company, (iv) a Massachusetts business trust, its charter and declaration of trust, and (v) any other type of entity, documents, agreements and certificates serving substantially the same purposes as the foregoing.

     "Person" means and includes any natural person, partnership, limited liability company, trust, estate, association, corporation or other entity.

     "Plans" means that term as defined in SECTION 4.14.

     "RCC" means the Related Capital Company, LLC, a New York limited liability company.

     "Registration Statement" means that certain Form S-2 Registration Statement under the Securities Act of 1933, for Borrower, as amended by Amendment No. 1, filed with the Securities and Exchange Commission on January 11, 2002. The Registration Statement shall be defined, for purposes of this Agreement, as the Registration Statement as filed with the Securities and Exchange Commission prior to the date hereof, without amendment, modification or restatement.

     "REIT"  means a "real estate  investment  trust" as such term is defined in
     Section 856 of the Code.

     "Repo Facilities" means the facilities existing on the date hereof between Borrower, on the one hand, and each of RBC Capital Markets Corporation, Greenwich Capital Markets, Inc. and Bear, Stearns & Co. Inc. on the other hand.

     "Revolving Commitment Period" means that term as defined in SECTION 2.1.

     "Subsidiaries" means, with reference to any Person (including an individual, a corporation, a partnership, a limited liability company, a trust or a governmental agency or instrumentality), any corporation, partnership, association, joint stock company, business trust or other similar organization of whose total capital stock, voting stock or other equity such Person directly or indirectly owns or controls more than 50% thereof or any partnership, limited liability company or other entity in which such Person directly or indirectly has more than a 50% interest or which is controlled directly or indirectly by such Person.

     "Tangible Net Worth" means the net worth of the entity for which Tangible Net Worth is being calculated, computed in accordance with GAAP and with inventory and cost of goods sold determined on a "first-in, first-out" basis, and minus (i) the book value, net of applicable reserves, of all intangible assets of such entity including, without limitation, goodwill, trademarks, tradenames, copyrights, patents and any similar rights, and unamortized debt discount and expense, (ii) intercompany accounts with Affiliates (including receivables due from Affiliates), unless created at market rates in the ordinary course of business, consistent with past practices and approved by the Lender, (iii) to the extent not otherwise approved in advance by the Lender, any write up in the book value of any asset of such entity resulting from a revaluation thereof after June 30, 2004, (iv) the value in excess of the cost thereof, if any, attributable to any equity interests of such entity held in treasury, (v) the value of any minority equity interests in any Person, and (vi) notes or subscriptions receivable due from any equityholders of such entity or due from any equityholders in respect of such entity.

     "Ten Year U.S. Treasury Rate" means the arithmetic average of the weekly average yield to maturity for actively traded current coupon U.S. Treasury fixed interest rate securities (adjusted to constant maturities of ten years) published by the Federal Reserve Board during a fiscal year, or, if such rate is not published by the Federal Reserve Board, any Federal Reserve Bank or agency or department of the federal government selected by the Lender. If the Lender determines in good faith that the Ten Year U.S. Treasury Rate cannot be calculated as provided above, then the rate will be the arithmetic average of the per annum average yields to maturities, based upon closing ask prices on each business day during a quarter, for each actively traded marketable U.S. Treasury fixed interest rate security with a final maturity date not less than 8 nor more than 12 years from the date of closing ask prices as chosen and quoted for each business day in each such quarter in New York City by at least three recognized dealers in U.S. Government Securities selected by the Lender.

     "Upfront Fee" means that term as defined in SECTION 2.5.2.

     For purposes of this Agreement, except as otherwise expressly provided herein or unless the context otherwise requires:

          (1) references to any Person defined in this SECTION 1.1 refer to such Person and its successor in title and assigns or (as the case may be) his successors, assigns, heirs, executors, administrators and other legal representatives;

          (2) references to this Agreement refer to such document as originally executed, or if subsequently varied, supplemented or restated from time to time, as so varied, supplemented or restated and in effect at that relevant time of reference thereto;

          (3) words importing the singular only shall include the plural and vice versa, and words importing the masculine gender shall include the feminine gender and vice versa, and all references to dollars shall be to United States Dollars; and

          (4) grammatical variations of terms defined in this Agreement shall be defined with reference to and in the context of such defined terms (e.g. "Controlling," "Controlled," etc. shall be defined in the context of the definition of the word "Control" to refer to situations in which a Person holds greater than fifty percent (50%) of the equity of an entity and the power and authority to elect or otherwise determine a majority of the Board of Directors or similar governing body of such entity).

     1.2 ACCOUNTING TERMS AND DETERMINATIONS. All accounting terms used herein shall be interpreted, all accounting determinations hereunder shall be made, and all financial statements required to be delivered hereunder shall be prepared in accordance with GAAP as in effect from time to time.

                                   Section 2.
                            THE CREDIT ACCOMMODATIONS

     2.1  THE CREDIT ACCOMMODATIONS.

     2.1.1 ADVANCES. Subject to the terms and conditions hereof, from and including the Closing Date and prior to the Maturity Date (the "REVOLVING COMMITMENT PERIOD"), the Lender agrees to make revolving loans ("ADVANCES") to Borrower from time to time in an aggregate principal amount at any one time outstanding which does not exceed the Loan Amount. During the Revolving Commitment Period, Borrower may use the Loan Amount by borrowing, prepaying the Advances in whole or in part, and reborrowing, all in accordance with the terms and conditions hereof. Borrower shall give the Lender written notice of each requested Advance in the form of a Borrowing Notice, signed by Borrower. On the Maturity Date, Borrower shall repay in full the outstanding principal balance of all Advances.

     2.1.2 MAKING OF REVOLVING LOANS. Promptly after receipt of the Borrowing Notice, the Lender shall make the funds available to Borrower on the applicable Borrowing Date, utilizing reasonable efforts to initiate the transfer of such funds so received by not later than 2:00 p.m. (New York time) and shall disburse such proceeds in accordance with Borrower's instructions set forth in such Borrowing Notice.

     2.1.3 TERMINATION OF REVOLVING COMMITMENT PERIOD. Without limiting any other rights or remedies available to the Lender hereunder or under any applicable law, and notwithstanding any other provision of this Agreement, the Revolving Commitment Period shall end immediately in the event that Borrower fails to perform or observe any covenant, term, provision, condition, agreement or obligation under any of the Loan Documents or any other note, agreement or instrument in favor of the Lender, or in the event that any of Borrower's Subsidiaries fails to perform or observe any covenant, term, provision, condition, agreement or obligation under any of the Loan Documents.

     2.1.4 APPLICATION OF PAYMENTS. All Obligations incurred with respect to any Loan made to Borrower shall be paid within the applicable repayment periods set forth in this Section 2.1. All payments shall be applied first to the payment of all Loan Fees, expenses and other amounts due to the Lender (excluding principal and interest), then to accrued interest, and the balance on account of outstanding principal of the Loan; provided, however, that after a Default or an Event of Default has occurred and is continuing, payments will be applied to the Obligations as the Lender determines in its unrestricted discretion. If the entire amount of any required principal and/or interest payment is not paid in full within fifteen (15) days after the same is due, Borrower shall pay to the Lender a late fee equal to five percent (5%) of the required payment.

     2.2 TERM OF AGREEMENT. This Agreement shall continue in full force and effect so long as any Obligation remains outstanding and the Lender continues to have any commitment to make any Advance or other credit accommodation hereunder.

     2.3 PREPAYMENT OF THE OBLIGATIONS; BORROWER'S REDUCTION OF LOAN AMOUNT. Borrower may prepay any Obligation in whole or part at any time or from time to time, with accrued interest to the date of such prepayment on the amount prepaid, but without premium or penalty. Any such partial prepayment shall be applied against the Advances under the Line of Credit as Borrower shall direct so long as there is not then outstanding any Default or Event of Default and, after the occurrence of such Default or Event of Default, as the Lender shall determine in its unrestricted discretion (provided that the Lender agrees not to prepay a LIBOR Rate Amount prior to the end of an Interest Period if there are any outstanding Advances accruing interest with reference to the LIBOR Rate at such time). Any prepayment of a LIBOR Rate Amount shall be accompanied by payment of any additional amounts required pursuant to SECTION 2.5.1 (F). Borrower may from time to time by written notice delivered to the Lender at least three (3) Business Days prior to the date of the requested reduction, reduce the Loan Amount by integral multiples of $1,000,000 as to any unborrowed portion of the Loan Amount. No reduction of the Loan Amount shall be subject to reinstatement.

     2.4 EVIDENCE OF INDEBTEDNESS,  MATURITY. The Loan shall be evidenced by the
Note in the aggregate principal amount of the Loan Amount. The outstanding principal balance of the Loan, together with accrued interest thereon, and all other amounts payable by Borrower under the terms of the Loan Documents, shall be due and payable on June 30, 2005 (the "MATURITY DATE").

     2.5  INTEREST, LOAN FEES AND PAYMENT OF EXPENSES.

     2.5.1 LIBOR Interest Rate.
           -------------------

     (A) At the option of Borrower, so long as no Default or Event of Default has occurred and is then continuing, Borrower may elect from time to time prior to the Maturity Date to have all or a portion of the unpaid principal amount of the Loans bear interest at a per annum rate during any particular Interest Period with reference to the LIBOR Rate plus three percent (3%); provided, however, that any such portion of any Loan shall be in an amount not less than $100,000 or some greater integral multiple of $100,000 with respect to any single Interest Period. During the continuation of any Event of Default, interest on the Loans will be calculated based on the one month LIBOR Rate plus any default interest and other penalties provided for in this Agreement. Each Interest Period selected hereunder shall commence on the first day of a calendar month. Any election by Borrower to have interest calculated at the LIBOR Rate shall be made by notice (which shall be irrevocable) to the Lender at least three (3) Business Days prior to the first day of the proposed Interest Period, specifying the LIBOR Rate Amount and the duration of the proposed Interest Period (which must be for one, two, three or six months). Any such election of a LIBOR Rate shall lapse at the end of the expiring Interest Period unless extended by a further election notice provided in accordance with this paragraph. Interest shall be payable in the last day of each such Interest Period and if such Interest Period has a duration of more than three months, on each date during such Interest Period occurring every three months from the first day of such Interest Period. All computations of interest accruing on the unpaid balance of Loans from time to time shall be calculated on the basis of a 360-day year for the actual number of days elapsed. From and after the occurrence of an Event of Default and, when applicable, the expiration of the 15-day cure period for such Event of Default as provided in
          SECTION 8.1, and during the continuation of such Event of Default, the unpaid balance of the Loan shall bear interest, to the extent permitted by law, at the annual rate of interest equal to four percent (4%) above the interest rate applicable to such Loan pursuant to
          SECTION 2.5.1 in effect on the first Business Day prior to the occurrence of such Event of Default, which interest shall be compounded monthly and payable on demand. Notwithstanding the foregoing, Borrower may not select an Interest Period which extends beyond the Maturity Date.

     (B) Borrower shall pay to the Lender, the LIBOR Reserve Charge, if any, with respect to LIBOR Rate Amounts of the Loans outstanding from time to time on the dates interest is payable on such LIBOR Rate Amounts.

     (C) The Lender shall forthwith upon determining any LIBOR Rate provide notice thereof to Borrower. Each such notice shall be conclusive and binding upon Borrower.

     (D) If, with respect to any Interest Period, the Lender is unable to determine the LIBOR Rate relating thereto, or adverse or unusual conditions in or changes in applicable law relating to the applicable Eurodollar interbank market make it illegal or, in the reasonable judgment of the Lender, impracticable, to fund therein the LIBOR Rate Amount or make the projected LIBOR Rate unreflective of the actual costs of funds therefor to the Lender, or if it shall become unlawful for the Lender to charge interest on the Loans on a LIBOR Rate basis, then in any of the foregoing events the Lender shall so notify Borrower and interest will be calculated and payable in respect of such projected Interest Period (and thereafter for so long as the conditions referred to in this sentence shall continue) by reference to the "prime rate" published by Citibank, N.A. plus 1% per annum.

     (E) If any Interest Period would otherwise end on a day which is not a Business Day for LIBOR Rate purposes, that Interest Period shall end on the Business Day next preceding or next succeeding such day as determined by the Lender in accordance with its usual practice, of which the Lender shall notify Borrower at the beginning of such Interest Period.

     (F) Borrower may prepay a LIBOR Rate Amount only upon at least three (3) Business Days prior written notice to the Lender (which notice shall be irrevocable). Borrower shall pay to the Lender, upon request of the Lender, such amount or amounts as shall be sufficient (in the reasonable opinion of the Lender) to compensate the Lender for any loss, cost, or expense incurred as a result of: (i) any payment of a LIBOR Rate Amount on a date other than the last day of the Interest Period for such Loan; (ii) any failure by Borrower to borrow a LIBOR Rate Amount on the date specified by Borrower's written notice; or
          (iii) any failure by Borrower to pay a LIBOR Rate Amount on the date for payment specified in Borrower's written notice.

     2.5.2 UPFRONT FEE. On the Closing Date, the Borrower agrees to pay the Lender a fee of $30,000 (the "Upfront Fee").

     2.5.3 PAYMENT OF FEES. Borrower hereby authorizes the Lender to disburse proceeds of the Loan to pay the Loan Fees and the reasonable fees and expenses of the Lender's legal counsel notwithstanding that Borrower may not have requested a disbursement of such amount. Such disbursements shall constitute a portion of the outstanding principal balance of the Loan and the Note and shall be deemed to be the first principal amounts repaid by Borrower in making principal payments, whether or not designated as such by Borrower. Invoices for all expenses charged to Borrower pursuant hereto will be provided to Borrower by the Lender prior to any such disbursement, and Borrower shall pay to the Lender all amounts due pursuant to any such invoices as repayment of such portion of the outstanding principal balance of the Loan and the Note represented by such invoices, with all interest accrued thereon, within twenty (20) Business Days following Borrower's receipt thereof.

     2.5.4 CHANGE IN LAWS. Anything herein to the contrary notwithstanding, if any future applicable law (which expression, as used in this Agreement, includes statutes and rules and regulations thereunder and interpretations thereof by any competent court or by any governmental or other regulatory body or official charged with the administration or the interpretation thereof) shall (1) subject the Lender to any tax, levy, impost, duty, charge, fee, deduction or withholding of any nature with respect to this Agreement, the Loans or the payment to the Lender of any amounts due to it hereunder, or (2) materially change the basis of taxation of payments to the Lender of the principal or the interest on or any other amounts payable to the Lender hereunder, or (3) impose on the Lender any other conditions or requirements with respect to this Agreement, the Loan Amount or any Loan, and the result of any of the foregoing is (a) to increase the cost to making, funding or maintaining all or any part of the Loans, or (b) to reduce the amount of principal, interest or other amount payable to the Lender hereunder, or (c) to require the Lender to make any payment or to forego any interest or other sum payable hereunder, the amount of which payment or foregoing interest or other sum is calculated by reference to the gross amount of any sum receivable or deemed received by the Lender from Borrower hereunder, then, and in each such case not otherwise provided for hereunder, Borrower will, upon demand made by the Lender accompanied by calculations thereof in reasonable detail, pay to the Lender such additional amounts as will be sufficient to compensate the Lender for such additional cost, reduction, payment or foregoing interest or other sum, provided that the foregoing provisions of this sentence shall not apply in the case of any additional cost, reduction, payment or foregoing interest or other sum resulting from any taxes charged upon or by reference to the overall net income, profits or gains of the Lender.

                                   Section 3.
                              CONDITIONS TO CREDIT

     The Lender's obligations to make any Advances hereunder are subject to the fulfillment of each of the following conditions to the Lender's satisfaction immediately prior to or contemporaneously with the making of any such Advances:

     3.1 DOCUMENTS. Prior to or concurrently with the execution and delivery of this Agreement, the Lender shall receive each of the following documents in form and substance satisfactory to the Lender:

     3.1.1 All of the documents listed on the Closing Checklist attached hereto as EXHIBIT 3.1; and

     3.1.2 Such other instruments or documents as the Lender's counsel may reasonably request.

     3.2 REPRESENTATIONS AND WARRANTIES. Upon execution and delivery of this Agreement and upon each request by Borrower for an Advance, the representations and warranties contained in Section 4 of this Agreement shall be accurate and complete (except to the extent such representations and warranties relate solely to an earlier specific date, in which case such representations and warranties shall have been accurate and complete as of such date).

     3.3 EVENTS OF DEFAULT. Upon execution and delivery of this Agreement and upon each request by Borrower for an Advance, no Default or Event of Default hereunder shall have occurred and be continuing.

     3.4 APPROVAL OF LENDER'S COUNSEL. Upon execution and delivery of this Agreement and upon each request by Borrower for an Advance, all legal matters incident to or in connection with the transactions hereby contemplated shall be reasonably satisfactory to counsel for the Lender.

     3.5 PAYMENT OF FEES. At the Closing Date and prior to making any Advance hereunder, the Lender shall have received from Borrower an unconditional payment of the Loan Fees then due and payable, together with payment of all costs and expenses, including without limitation reasonable attorneys' fees and costs incurred by the Lender in connection with the preparation and execution of this Agreement and the Loan Documents. Notwithstanding the foregoing, and without in any way reducing Borrower's obligation to pay such fees, the Lender agrees not to refuse to make an Advance solely because attorneys fees incurred by the Lender, for which Borrower has been invoiced within 30 days of such Advance, remain outstanding.

                                   Section 4.
                         REPRESENTATIONS AND WARRANTIES

     Borrower represents and warrants that, as of the date hereof and as of any date any Advances under the Line of Credit are to be made:

     4.1 EXISTENCE; PLACE OF BUSINESS; IDENTIFICATION NUMBERS. Borrower and its Subsidiaries are duly organized, validly existing and in good standing under the laws of the state of its formation. Borrower and its Subsidiaries are duly licensed or qualified in all jurisdictions wherein the character of the property owned or the nature of the business transacted by it makes licensing or qualification necessary or advisable, except to the extent that the failure to do so could not reasonably be expected to have a material adverse effect on the business, results of operations or condition (financial or otherwise) of Borrower and its Subsidiaries, taken as a whole. Borrower and its Subsidiaries are also duly authorized, qualified and licensed under all applicable laws, regulations, ordinances or orders of public authorities to carry on its business in the places and in the manner presently conducted, except to the extent that the failure to do so could not reasonably be expected to have a material adverse effect on the business, results of operations or condition (financial or otherwise) of Borrower and its Subsidiaries, taken as a whole. Borrower has the organizational power to enter into any transaction and to make and perform any agreement or instrument which this Agreement or the Loan Documents require or contemplate.

     4.2 AUTHORITY. The execution, delivery and performance by Borrower of the Loan Documents and the transactions contemplated by this Agreement: (a) have been duly authorized and do not require any other filing with, consent from, or approval by any Person or governmental authority, (b) do not violate Borrower's Organizational Documents or any law, rule, regulation, order, writ, judgment or decree, and will not result in or constitute a default under any indenture, credit agreement, or any other agreement or instrument, to which it is a party or to which any of its property is subject.

     4.3 FINANCIAL STATEMENTS. The balance sheet and statements of income and retained earnings of Borrower, on a consolidated basis, as of December 31, 2003, audited by the Accountants, and the interim management prepared financial statements of Borrower, on a consolidated basis, as of March 31, 2004, each duly certified by the principal financial officer of Borrower, as furnished to the Lender (collectively, the "Financial Statements"), are complete and correct and fairly present the financial position of Borrower and the results of operations for the period indicated. Each of the Financial Statements was prepared in accordance with GAAP.

     4.4 FINANCIAL  CONDITION.  Since the date of the latest Financial Statement
(a) there has been no materially adverse change in the condition financial or otherwise of Borrower, and its Subsidiaries, taken as a whole, and (b) Borrower and its Subsidiaries have not entered into, incurred or assumed any material long-term debts, mortgages, leases or oral or written commitments, nor commenced any significant project, nor made any significant purchase or acquisition of any property except with the prior written consent of the Lender in accordance with the terms hereof. Notwithstanding the foregoing sentence, Borrower and its Subsidiaries may enter into, incur or assume debt, mortgages, leases or oral or written commitments, commence significant projects and purchase or acquire property so long as such action is done in the ordinary course of business and is consistent with the description of Borrower's Business. Borrower and its Subsidiaries do not have any contingent liabilities of any substantial amount which are not reflected in the Financial Statements described above, except for liabilities incurred by Borrower and its Subsidiaries since the date of the Financial Statements in the ordinary course of its business consistent with past practices.

     4.5 ASSETS. Borrower and its Subsidiaries have good and marketable title to all of its properties and assets, including without limitation as reflected in the balance sheet included in the Financial Statements, except property and assets sold or otherwise disposed of at market rates in the ordinary course of business and consistent with the description of Borrower's Business subsequent to the date of such balance sheet. Borrower and its Subsidiaries do not have any outstanding liens or encumbrances on any of its properties or assets, other than as fully described in the Financial Statements. Borrower and its Subsidiaries are not a party to any security agreements or title retention agreements, whether in the form of leases or otherwise, of any personal property except as reflected in the financial statements.

     4.6 LITIGATION. There are no actions, suits, proceedings or investigations pending or, to the knowledge of Borrower upon reasonable inquiry, threatened against or affecting Borrower, at law, in equity, or before or by any governmental department, commission, board, bureau, agency, or instrumentality, domestic or foreign, which if adversely determined would have a materially adverse effect on the business or condition of Borrower and its Subsidiaries, taken as a whole, other than those actions, suits, proceedings or investigations set forth on EXHIBIT 4.6. Borrower and its Subsidiaries are not in default or violation, in either case, beyond expiration of applicable grace, cure or notice periods of any order, writ, injunction or decree.

     4.7 BURDENSOME PROVISIONS. Other than as reflected in the Financial Statements, Borrower and its Subsidiaries are not a party to any indenture, agreement, instrument or lease, or subject to any charter, bylaw, operating agreement or other restriction, or any law, rule, regulation, order, writ, judgment or injunction, which will, under current or reasonably anticipated conditions, materially and adversely affect its ability to fully perform all of the Obligations.

     4.8 OTHER AGREEMENTS. Borrower and its Subsidiaries are not in default beyond applicable grace, cure or notice periods to any material extent in the performance, observance or fulfillment of any of the obligations, covenants or conditions contained in any debenture, note or other evidence of indebtedness of such entity or any indenture or agreement to which it is a party or is bound, which would have a material adverse effect on the financial condition of Borrower and its Subsidiaries, taken as a whole.

     4.9 TAXES. Borrower and its Subsidiaries have filed all United States federal and state tax returns which are required to be filed by it (taking into account extensions permitted by applicable law) and have paid or made adequate provision for the payment of all taxes which have or may become due pursuant to those returns, to any matters raised by audits, assessments received by it, and for any other causes known to it, including foreign taxes.

     4.10 THE LOAN. This Agreement, any Note and any other of the Loan Documents, or any other documents delivered by Borrower to or for the benefit of the Lender at any time in connection with the execution and delivery of any of the Loan Documents, will, when executed and delivered, constitute valid and binding obligations of such entity, enforceable against such entity in accordance with their respective terms, except as limited by applicable bankruptcy, insolvency, reorganization, moratorium or other similar laws, or general principles of equity, affecting the rights of creditors generally. Borrower will duly and punctually pay any principal and interest when due on any Obligation requiring the payment of money.

     4.11 CAPITALIZATION. The outstanding equity of Borrower is comprised exclusively of trust interests or member interests, all of which have been duly issued and are outstanding and fully paid and nonassessable. There are (i) no outstanding securities or agreements exchangeable for or convertible into or carrying any rights to acquire any equity interests in Borrower, and (ii) no outstanding commitments, options, warrants, calls or other agreements (whether written or oral) binding on Borrower which require or could require such entity to sell, grant, transfer, assign, mortgage, pledge or otherwise dispose of any equity interests of Borrower, except as set forth on EXHIBIT 4.11. Except as set forth in any Organizational Document provided to the Lender for Borrower, no equity interests of Borrower are subject to any restrictions on transfer or any member agreements, voting agreements, trust agreements, trust deeds, irrevocable proxies, or any other similar agreements or interests (whether written or oral).

     4.12 SOLVENCY. Borrower has and, after giving effect to each Advance under the Line of Credit will have, tangible assets having a fair salable value in excess of the amount required to pay the probable liability on its then existing debts (whether matured or unmatured, liquidated or unliquidated, fixed or contingent); Borrower has and will have access to adequate capital for the conduct of its business and the discharge of its debts incurred in connection therewith as such debts mature.

     4.13 EVENTS OF DEFAULT. No Event of Default or, to the best knowledge of Borrower, Default exists.

     4.14 ERISA. Borrower and the ERISA Affiliates, and each "Employee Pension Benefit Plan" and each "Employee Welfare Benefit Plan" (as defined in ERISA) established, maintained or contributed to (including any such plan to which an obligation to contribute exists) by Borrower or any ERISA Affiliate (collectively, the "Plans") is in compliance in all material respects with ERISA and the provisions of the Code applicable to such entity or Plan; neither Borrower nor any ERISA Affiliate or any Plan has engaged in a "prohibited transaction" (as defined in ERISA and the Code) which would subject such entity or such Plan to a material tax or penalty imposed on a "prohibited transaction";

neither Borrower nor any ERISA Affiliate or any Plan has incurred any material "accumulated funding deficiency" (as defined in ERISA); the aggregate current value of all assets of the funded Plans of each of Borrower and any ERISA Affiliate is at least equal to the aggregate current value of all accrued benefits under such Plans calculated in accordance with actuarial assumptions current as of the date of this representation and warranty on a Plan termination basis; neither Borrower nor any ERISA Affiliate has incurred any material liability to the Pension Benefit Guaranty Corporation over and above premiums required by law and which have been paid or are not yet due; neither Borrower nor any ERISA Affiliate has terminated any Plan in a manner which could result in the imposition of a lien on the property of such entity; none of the Plans are multi-employer plans (as defined in ERISA). All contributions to all Plans which were required to be made or provided for as of the date of this representation and warranty have been made or provided for in accordance with GAAP and, in the case of Plans, funded by means other than direct employer contributions, all such funding required through the date of this representation and warranty has been made or provided for in accordance with GAAP; each of Borrower and the ERISA Affiliates have performed in all material respects all of their respective obligations under each Plan and each Plan has been administered in accordance with its terms; there are no claims, complaints or causes of action pending or, to Borrower's knowledge, threatened against any Plan (other than claims filed in the ordinary course for benefits under such Plans); and Borrower does not have any liability, contingent or otherwise, under any Plan that is not disclosed on its Financial Statements.

     4.15 ENVIRONMENTAL AND REGULATORY COMPLIANCE.

     4.15.1 As to each of the real properties either owned or leased by Borrower or any of its Subsidiaries, each such property is presently in compliance in all material respects with, and has in full force and effect, all material permits or approvals required by, all applicable anti-pollution, hazardous substance, hazardous material, oil, environmental, health, safety or other laws, ordinances or regulations, and Borrower and its Subsidiaries have not received notification that any of the foregoing properties is in violation of any of the foregoing provisions, except for any non-compliance with respect to, or lack of possession of the foregoing, which does not have or will not have a direct or indirect material adverse effect, in the Lender's reasonable judgment, on the ability of Borrower to meet its Obligations under any of the Loan Documents. No inquiry, notice or threat to give notice by any governmental authority or third party has been received by Borrower or any of its Subsidiaries with respect to the generation, storage or disposal or release or threat of release on, under or from any real property either owned or leased by Borrower or any of its Subsidiaries, of any hazardous substance, hazardous material or oil, or with respect to any violation of any federal, state or local environmental, health or safety statute or regulation which could have a direct or material adverse effect, in the Lender's reasonable judgment, on the ability of Borrower to meet its Obligations under any of the Loan Documents.

     4.16 CONTRACTS WITH AFFILIATES, ETC. Except as disclosed in EXHIBIT 4.16 or in the Financial Statements and except for agreements or transactions (in each case) in the ordinary course of business and on an arm's-length basis upon terms at least as favorable as would be available to Borrower as is a party thereto with an unaffiliated third party, neither Borrower nor any of its Subsidiaries is a party to or otherwise bound by any agreement, instrument or contract (whether written or oral) with any Affiliate, except for any such agreement, instrument or contract as would not materially and adversely affect the condition (financial or otherwise), properties, business or results of operations of Borrower and its Subsidiaries, taken as a whole, or Borrower's ability to meet its Obligations under any of the Loan Documents.

     4.17 FEDERAL REGULATIONS. No part of the proceeds of any Advance, and no other extensions of credit hereunder, will be used for "buying" or "carrying" any "margin stock" within the respective meanings of each of the quoted terms under Regulation U as now and from time to time hereafter in effect. If requested by the Lender, Borrower will furnish to the Lender a statement to the foregoing effect in conformity with the requirements of FR Form G-3 or FR Form U 1, as applicable, referred to in Regulation U.

     4.18 QUALIFICATION AS A REIT. Borrower qualified as a REIT under the provisions of the Code, as applicable for its fiscal years ended December 31, 1991 through December 31, 2001, and from December 31, 2001 through the date hereof. All appropriate federal income tax returns for the fiscal years through December 31, 2001 have been filed by Borrower with the IRS and no previously filed return has been examined and reported on by the IRS. Borrower has not incurred any liability for excise taxes pursuant to Section 4981 of the Code. Borrower is organized in conformity with the requirements for qualification as a REIT pursuant to Sections 856 through 860 of the Code, and Borrower's proposed method of operation consistent with Borrower's business and the business activities contemplated by this Agreement will enable it to meet the requirements for qualification and taxation as a REIT under the Code.

     4.19 ADVISORY AGREEMENT; ADVISORY SUBCONTRACT.

     4.19.1 In furtherance, and without limiting the provisions of SECTION 4.8 of this Agreement, the Advisory Agreement is in full force and effect, neither party thereto is in breach or default of any of its terms or provisions, and no party has given notice to the other of the intent to terminate, or cause not to be renewed or extended, the Advisory Agreement. To the best of Borrower's knowledge, none of the parties to the Advisory Agreement has any basis or intention to terminate or cause not to be renewed or extended the terms and provisions of the Advisory Agreement.

     4.19.2 In furtherance, and without limiting the provisions of SECTION 4.8 of this Agreement, the Advisory Subcontract is in full force and effect, neither party thereto is in breach or default of any of its terms or provisions, and no party has given notice to the other of the intent to terminate, or cause not to be renewed or extended, the Advisory Subcontract. To the best of Borrower's knowledge, none of the parties to the Advisory Subcontract has any basis or intention to terminate or cause not to be renewed or extended the terms and provisions of the Advisory Subcontract.

     4.20 HOLDING COMPANY AND INVESTMENT COMPANY ACTS. Borrower is not a "holding company," or a subsidiary company of a `holding company" or an "affiliate" of a "holding company," as such terms are defined in the Public Utility Holding Company Act of 1935; nor is it an "investment company," or an "affiliated company" or a "principal underwriter" of an "investment company," as such terms are defined in the Investment Company Act of 1940.

     4.21 INVESTMENT COMPANY ACT; OTHER REGULATIONS. Borrower is not an "investment company", or a company "controlled" by an "investment company", within the meaning of the Investment Company Act of 1940, as amended. Borrower is not subject to regulation under any Requirement of Law that limits its ability to incur Indebtedness.

                                   Section 5.
                              AFFIRMATIVE COVENANTS

     Unless the Lender waives compliance in writing, Borrower agrees to, and shall cause its Subsidiaries to, do the following until the Lender is no longer obligated to make any further Advances and all Obligations hereunder have been repaid in full (including all principal, interest, costs, fees and expenses, including, without limitation, Loan Fees and reasonable attorneys' fees and costs):

     5.1 FINANCIAL STATEMENTS.

     5.1.1 Within one hundred twenty (120) days after the end of Borrower's fiscal year, deliver to the Lender a complete copy of Borrower's audited financial statements certified as being true and correct by the chief financial officer of Borrower. The above financial statements are to be prepared in accordance with GAAP and shall include at least, on a consolidated and consolidating basis, a balance sheet as of the close of each such fiscal year and a statement of income and retained earnings (or comparable statement) for each such fiscal year, as at the end of the fiscal year, together with the report by Borrower's Accountants, which financial statements shall fairly reflect the financial condition and operations of such entity, together with a certificate of said chief financial officer, in the form of Exhibit 5.1 hereof, to the effect that, in making the examination necessary for his report of the financial affairs of such entity for such fiscal year, he has obtained no knowledge of the occurrence of any condition, event or act which would constitute a Default or an Event of Default, or, if said officer shall have obtained knowledge of any such violation, condition, event or act, a statement as to the nature and status thereof.

     5.1.2 Deliver to the Lender as soon as such statements are available, but not later than sixty (60) days after the end of each quarter, a copy of Borrower's unaudited financial statements, on a consolidated and consolidating basis, certified by the principal financial officer of each entity as having been prepared in accordance with GAAP (subject to year end adjustments, none of which shall be material individually or in the aggregate), together with a certificate of said officer, in the form of the Covenant Compliance Certificate attached hereto as EXHIBIT 5.1, stating he has no knowledge that a Default or an

Event of Default, has occurred and is continuing or, if a Default or an Event of Default or such event has occurred and is continuing, a statement as to its nature and the action which Borrower or any other entity proposes to take with respect to such event.

     5.1.3 Deliver to the Lender as soon as such statements are available, but not later than sixty (60) days prior to December 31 of each year, a copy of the consolidated and consolidating budgeted operating statements (including, without limitation balance sheet, statement of income and retained earnings and statement of cash flows) for Borrower for the fiscal year commencing immediately following such December 31.

     5.1.4 Deliver, promptly upon receipt, to the Lender copies of all material notices received from any governmental authority.

     5.1.5 Deliver, upon the Lender's request from time to time, delinquency reports with respect to any of Borrower's investments.

     5.1.6 Deliver to the Lender within thirty days of the end of each calendar month a valuation of each so-called GNMA Certificate owned directly or indirectly by Borrower or any of its Subsidiaries. In addition, Borrower will notify the Lender within five Business Days of any change in value greater than 5% of any GNMA Certificate.

     5.1.7 Deliver to the Lender, simultaneously with each Borrowing Notice, a Covenant Compliance Certificate in which the officer executing and delivering such Certificate states that he has no knowledge that a Default or an Event of Default has occurred and is continuing.

     5.1.8 Deliver such additional information as the Lender from time to time may reasonably request with respect to the business affairs and financial condition of Borrower.

     5.2   MAINTENANCE OF EXISTENCE; CHARACTER OF EQUITY.

     5.2.1 Remain in and continue to operate, and cause its Subsidiaries to remain in and continue to operate, substantially the same line of business presently engaged in or contemplated to be engaged in by the terms of this Agreement as described in the Registration Statement (except that Borrower and its Subsidiaries may, upon notice to the Lender, withdraw from any business activity which its trustee(s) or manager(s) reasonably deem unprofitable or unsound in the due exercise of their authority, provided, however, such withdrawal shall not impair in any way such entity's ability to fully pay and perform all of its Obligations), maintain and preserve, and cause Borrower to maintain and preserve, its existence and all rights, privileges and franchises necessary or desirable in the conduct of its business as contemplated by this Agreement; and conduct its business (and no other business) as contemplated by the terms of this Agreement in an orderly, efficient and customary manner. Borrower shall not modify or amend its Organizational Documents without first giving 20 days prior written notice of a proposed change to the Lender.

     5.3 MAINTENANCE OF PROPERTIES. Restore, maintain and operate all of its respective properties, if any, in accordance with sound commercial practices and maintain, preserve and keep all of its respective properties and assets necessary or useful in its respective business in good working order and condition.

     5.4 COMPLIANCE WITH LAWS. Comply with and duly observe the requirements of all applicable laws, rules, regulations and orders of all federal, state and local governmental authorities, including without limitation obligations imposed by ERISA and hazardous substance and environmental laws, non-compliance with which could materially adversely affect the Borrower's business or credit.

     5.5 TAXES AND CLAIMS. Pay and discharge promptly all taxes, assessments, governmental charges and levies imposed, respectively, upon it or upon its income or profits or upon any properties belonging to it, prior to the date on which penalties would be imposed, and pay all lawful claims for labor, materials and supplies that, if unpaid, might become a lien or charge upon its respective property, provided that Borrower and its Subsidiaries shall not be required to pay any such tax, assessment, charge, levy or claim if the amount, applicability or validity thereof is currently being contested in good faith and by proper proceedings and if such entity, respectively, has set aside on its books and shall maintain adequate reserves for the payment of the same in conformity with GAAP.

     5.6 NOTICE OF DEFAULTS. Give prompt written notice to the Lender of any Default or Event of Default or of any default arising under any other agreement or indenture entered into by Borrower or any of its Subsidiaries, or of any other matter which has resulted in or is reasonably anticipated to result in a materially adverse change in Borrower's financial condition, operations or prospects.

     5.7 CHANGES IN MANAGEMENT. Give prompt written notice to the Lender of any changes in the senior management positions of Borrower or the Advisor.

     5.8 NOTICE OF LITIGATION. Give prompt written notice of any pending or threatened claim, action or proceeding which would, in the event of an unfavorable outcome, have a materially adverse effect on the condition (financial or otherwise), operations or prospects of Borrower and its Subsidiaries, taken as a whole.

     5.9 RECORDS. Keep and maintain full and accurate accounts and records of its operations according to GAAP and permit the Lender (and its designated officers, employees, agents and representatives) to have access to such accounts, records and operations and to make examinations thereof upon reasonable prior notice during normal business hours.

     5.10 EXECUTION OF OTHER INSTRUMENTS. Do, execute, acknowledge and deliver, or cause to be done, executed, acknowledged and delivered by others, all further acts, covenants, assurances or further instruments and documents, promptly after the Lender reasonably requests, in order to carry out the intent and purpose of this Agreement and the other Loan Documents. Borrower shall pay all fees and expenses (including without limitation reasonable attorneys' fees and costs) in connection with the foregoing.

     5.11 MAINTENANCE OF REIT STATUS. Engage in such business activities, and shall refrain from engaging in such activities, so as to have Borrower continue to meet the requirements for qualification and taxation as a REIT under the Code.

     5.12 CONTINUATION OF ADVISORY AGREEMENT AND ADVISORY SUBCONTRACT. Borrower shall notify the Lender at least 90 days prior to any of the terms or conditions of the Advisory Agreement or the Advisory Subcontract no longer being in full force and effect or otherwise being terminated or amended for any reason or for no reason. Borrower shall notify the Lender at least 90 days prior to either the Advisor or RCC no longer being bound by the Advisory Agreement or the Advisory Subcontract, including, without limitation, because of either the Advisor's or RCC's assignment or delegation of their respective obligations or duties thereunder; provided, however, that the transfer of all of the equity interests in RCC to an Affiliate of RCC or to a Person whose chief executive with senior-most responsibility for the business and operations of such Person is an Affiliate of RCC, shall not constitute an assignment or delegation of RCC's obligations or duties thereunder. In the event that either the Advisor or RCC provides notice of its intention to terminate the Advisory Agreement or the Advisory Subcontract, regardless of whether such termination is in accordance with the terms of the Advisory Agreement or the Advisory Subcontract, or fails to renew or extend the Advisory Agreement or the Advisory Subcontract for any reason or for no reason, Borrower shall provide to the Lender written notice at least 90 days prior to the effectiveness of such notice from the Advisor or from RCC or such failure to renew or extend. During the 90 day period following any such notice from, or failure by, Borrower pursuant to this SECTION 5.12, Borrower shall execute and deliver with one or more Persons reasonably acceptable to the Lender an agreement to provide those services following the end of such 90 day period provided by the Advisor and RCC pursuant to the Advisory Agreement and the Advisory Subcontract.

     5.13 INSPECTION OF PROPERTY; BOOKS AND RECORDS; DISCUSSIONS.

     5.13.1 Borrower and its Subsidiaries shall keep proper books of records and account in which full, true and correct entries in conformity with GAAP and all requirements of law shall be made of all dealings and transactions in relation to its business and activities.

     5.13.2 Borrower shall permit the Lender to examine and make abstracts from any of its books and records, at any reasonable time and as often as may reasonably be desired and to discuss the business, operations, properties and financial and other condition of Borrower and its Subsidiaries, taken as a whole with its representatives and with its independent certified public accountants.

     5.13.3 Borrower shall permit the Lender to conduct audits of Borrower (but not more than once during each semi-annual period unless a Default or an Event of Default has occurred and is continuing). Borrower shall bear, and reimburse the Lender for, the commercially reasonable expenses of each such audit.

                                   Section 6.
                               NEGATIVE COVENANTS

     Borrower covenants and agrees that until the Lender is no longer obligated to make any further Advances on account of the Line of Credit and the Obligations have been repaid and performed in full, Borrower will not and will cause its Subsidiaries to not:

     6.1 ENCUMBRANCES AND LIENS. Create, execute, assume or allow any mortgage, deed of trust, security agreement, pledge or encumbrance, or any other lien of any kind, or execute or allow to be filed any financing statement affecting, any or all of its property, real, personal or mixed, whether now owned or hereafter acquired, except:

     6.1.1 Liens or charges for current taxes, assessments or other governmental charges which are not delinquent or which remain payable without penalty, or the validity of which is contested in good faith by appropriate proceedings upon stay of execution of the enforcement thereof, provided such entity shall have set aside on its books and shall maintain adequate reserves for their payment in conformity with GAAP;

     6.1.2 Liens or encumbrances granted with respect to its real estate, partnership interests or other assets, now owned or hereafter acquired, solely to the extent that such lien or encumbrance secures Indebtedness permitted under the terms of this Agreement;

     6.1.3 Liens or encumbrances related to carriers', warehouse men's, mechanics', materialmen's, repairman's, or other like liens arising in the ordinary course of business which are not overdue for a period of more than thirty days or which are being contested in good faith and by appropriate proceedings diligently conducted, provided that such entities shall have set aside on their books and shall maintain adequate reserves for their payment in conformity with GAAP;

     6.1.4 Liens or encumbrances arising solely by virtue of any statutory or common law provision relating to banker's liens, rights of set-off or similar rights and remedies as to deposit accounts or other funds maintained with a creditor depository institution; and

     6.1.5 Liens or encumbrances that are easements, rights-of-way, restrictions and other similar encumbrances affecting the real property which, in the aggregate, are not substantial in amount, and which do not in any case materially and adversely detract from the value of the property subject thereto or materially interfere with the ordinary conduct of the business of the applicable Person

     6.1.6 Liens or encumbrances created under the AMAC Credit Facility Loan Agreement.

     6.2   INDEBTEDNESS.

     6.2.1 Create, incur, assume or suffer to exist, nor in any manner become or be liable directly or indirectly with respect to any Indebtedness (on a consolidated basis) except: (A) the Obligations; (B) Indebtedness for other borrowed money existing on the date of this Agreement, listed and described, but only to the extent so listed and described, on EXHIBIT 6.2 attached hereto, and any refinancings, refundings, renewals, restatement, or extensions thereof, provided that the principal amount of such Indebtedness is not increased at the time of such refinancing, refunding, renewal, restatement or extension except for an amount equal to a reasonable premium for accrued and unpaid interest thereon and the fees and expenses incurred in connection with such refinancing, refunding, renewal, restatement or extension, and by an amount equal to any existing commitments unutilized thereunder; (C) Indebtedness for the purchase price of capital assets incurred in the ordinary course of business (other than real estate), subject, however, to the limitation that such Indebtedness does not exceed the lesser of the cost of such capital assets or its fair market value at the time of acquisition; (D) Indebtedness permitted under SECTION 6.4 hereof; (E) Indebtedness for taxes, assessments or governmental charges to the extent that payment thereof shall at the time not be required to be made in accordance with SECTION 5.5 hereof; (F) Indebtedness represented by trust preferred securities issued by the Borrower or any of its Subsidiaries; or (G) Indebtedness on open account for the cost of services, materials and supplies incurred by Borrower in the ordinary course of business (not as a result of borrowing), so long as all of such open account Indebtedness shall be promptly paid and discharged when due or in conformity with customary trade terms and practices, except for any such open account Indebtedness which is being contested in good faith by such debtor, respectively, as to which adequate reserves required by GAAP have been established and are being maintained and as to which no lien or encumbrance has been placed on any property of such debtor, respectively.

     6.3  CONSOLIDATION  AND  MERGER.  Liquidate  or  dissolve or enter into any
consolidation,   merger,   partnership,   joint  venture,   syndicate  or  other
combination.

     6.4 LOANS, GUARANTEES, INVESTMENTS. Except as expressly permitted by this Agreement, make any advance, loan or extension of credit to nor become a guarantor or surety for any Person, firm or corporation; except that (a) Borrower may make subordinated loans of AMAC Funds to AMAC Credit Facility; (b) Subsidiaries of the Borrower may make loans to the Borrower or any other Subsidiary of the Borrower; (c) the Borrower and its Subsidiaries may make investments (i) in direct obligations of the United States of America or of any state, U.S. federal agency obligations and commercial paper designated as "prime" by the National Credit Office of Dun & Bradstreet, and (ii) in the ordinary course of Borrower's Business substantially consistent with past practices.

     6.5 ACQUISITIONS. Except in the ordinary course of Borrower's Business substantially consistent with past practices, purchase, acquire or incur any liability for the purchase or acquisition of any or all of the assets or business (including stock, partnership, membership or other equity interests) of any Person.

     6.6 DISPOSAL OF ASSETS. Sell, lease, assign, transfer or otherwise dispose of more than five percent (5%) of its property or assets, now owned or hereafter acquired, except for (a) obsolete or worn-out property and real estate not used or useful in its business, and inventory sold at market rates in the ordinary course of business, (b) in the ordinary course of Borrower's Business substantially consistent with past practices.

     6.7 PAYMENT OF DISTRIBUTIONS. Declare or pay directly or indirectly (through any Affiliate or otherwise), any distributions in respect to its equity interests or make any distribution of assets with respect to its equity interests or in payment of fees or other compensation or reimbursement of any expenses to a party related to any other Affiliates, whether in cash, property or securities, except that so long as there does not then exist a Default or Event of Default (with and without taking into account the making of any such distribution), Borrower may make distributions to its equity holders as it may elect from time to time.

     6.8 LIMITATIONS ON LEASING. Lease or become liable as lessee upon any lease of real or personal property, other than leases of office space and equipment at market rates entered into in the ordinary course of business consistent with past practices.

     6.9 DEFAULT UNDER OTHER AGREEMENTS OR INDENTURES. Commit or do, or fail to commit or do, any act or thing which action or failure to act would constitute a material event of default under any of the terms or provisions of any other agreement, indenture, contract, document or instrument executed or to be executed by such entity where such event of default would have a material adverse effect on the business or condition (financial or otherwise) of Borrower.

     6.10 PURCHASE OF MARGIN STOCK.  In furtherance,  and not in limitation,  of
SECTION 5.2 hereof, utilize any part of the proceeds of the Loan to purchase or carry any margin stock (within the meaning of Regulation U of the Board of Governors of the Federal Reserve System) or to extend credit to others for the purpose of purchasing or carrying any margin stock.

     6.11 AMENDMENT TO CERTAIN DOCUMENTS. Except with the prior written consent of the Lender:

     6.11.1   amend  or  agree   with  any  party  to  vary  the  terms  of  any
Organizational Documents of any of Borrower in a manner which may be materially adverse to the Lender; or

     6.11.2 Subject to the terms of SECTION 5.12 hereof, amend or vary the terms of either the Advisory Agreement or Advisory Subcontract in a manner which may be materially adverse to the Lender. Borrower hereby acknowledges and agrees that, unless a Person reasonably acceptable to the Lender is engaged to perform such services in accordance with the terms of SECTION 5.12 hereof, RCC's no longer serving as its advisor in substantially the same capacity in which RCC serves as its advisor as of the date of this Agreement shall constitute circumstances which are, for purposes of this Agreement, materially adverse to the Lender.

     6.12 TRANSACTIONS WITH AFFILIATES. Directly or indirectly enter into, any purchase, sale, lease or other transaction with any Affiliate except (i) AMAC Credit Facility's borrowings of AMAC Funds from Borrower, and (ii) in the ordinary course of business on terms that are no less favorable to such transacting entity than those which might be obtained at the time in a comparable arm's-length transaction with any Person (including an individual, corporation, partnership, trust, limited liability company and governmental agency or instrumentality) who is not an Affiliate.

     6.13 ERISA COMPLIANCE. Permit, suffer or cause any Plan or any fiduciary or any party-in-interest (as such terms are defined in ERISA) thereof, to (A) engage in any "prohibited transaction" (as defined in ERISA and the Code), (B) incur any material "accumulated funding deficiency" (as defined in Section 412(a) of the Code and Section 302 of ERISA) whether or not waived, (C) fail to satisfy any additional funding requirements set forth in Section 412 of the Code and Section 302 of ERISA, (D) terminate any Plan in a manner which could result in the imposition of a lien on any property of an such entity, and (E) fail to administer the Plan in accordance with its terms, ERISA and the Code. Each Plan shall comply in all material respects with ERISA. In furtherance of the foregoing, with respect to any Plan, Borrower shall, or shall cause its Affiliates to, furnish to the Lender promptly (T) Written notice of the failure to make any contribution, premium payment or other payment relating to the funding of any Plan when due, (U) written notice of the actual or threatened insertion of any claim, complaint or cause of action against any Plan (other than a claim for benefits under such Plan filed in the ordinary course of such Plan's administration) or any fiduciary thereof, (V) written notice of the occurrence of a Reportable Event (as defined in ERISA and the Code), (W) a copy of any request for a waiver of the funding standards or an extension of the amortization periods required under Section 412 of the Code and Section 302 of ERISA, (X) a copy of any notice of intent to terminate any funded Plan that is a defined benefit plan, (Y) notice that Borrower or any of its Affiliates will or may incur any liability to or on account of a Plan under Section 4062, 4064, 4201 or 4204 of ERISA, and (Z) upon the Lender's request, a copy of the annual report of each Plan (Form 5500 or comparable form) required to be filed with the IRS and/or the U.S. Department of Labor. Any notice to be provided to the Lender under this Section shall include a certificate of the chief financial officer of Borrower setting forth details as to such occurrence and the action, if any, which such entity and/or the Affiliate is required or proposes to take, together with any notices required or proposed to be filed with or by such entity and/or any Affiliate, the Pension Benefit Guaranty Corporation, the IRS, the trustee or the Plan administrator with respect thereto. Promptly after the adoption of any Plan subject to ERISA, the entity adopting such Plan shall notify the Lender of such adoption and of the vesting and funding schedules and other principal provisions thereof.

     6.14 REAL ESTATE ACTIVITIES.

     6.14.1 Engage in the development or acquisition of real estate (except solely to the extent permitted under Subchapter M of the Code and all regulations thereunder); or

     6.14.2 Undertake or participate in, directly or indirectly, any real estate development project or asset of any kind whatsoever except as specifically contemplated by this Agreement or in the ordinary course of Borrower's Business consistent with past practices.

     6.15 DEFAULT UNDER ADVISORY AGREEMENT OR ADVISORY SUBCONTRACT. Commit or do, or fail to commit or do, any act or thing which action or failure to act would constitute a breach or default under any of the terms or provisions of either the Advisory Agreement or Advisory Subcontract.

                                   Section 7.
                               FINANCIAL COVENANTS

     7.1 INDEBTEDNESS. Borrower shall not at any time create, incur, assume or suffer to exist or in any manner become or be liable with respect to any (i) unsecured Indebtedness, or (ii) secured Indebtedness in excess of 70% of Borrower's Fair Market Value of Total Assets.

     7.2 MINIMUM TANGIBLE NET WORTH. Borrower shall at all times maintain, and shall have maintained, on a consolidated basis, a Tangible Net Worth of not less than FIFTY MILLION AND NO/100 DOLLARS ($50,000,000.00) as determined at the end of each calendar quarter beginning with the calendar quarter ending September

30, 2004, and increasing at the end of each calendar quarter thereafter by seventy-five percent (75%) of any Net Equity raised during each such calendar quarter.

     7.3  LIQUIDITY.  Borrower,  on a  consolidated  basis,  shall at all  times
maintain   Liquidity  of  not  less  than  FIVE   MILLION  AND  00/100   DOLLARS
($5,000,000.00) as determined at the end of each calendar quarter.

     7.4 MATERIAL ADVERSE CHANGE. Borrower shall not cause, permit or suffer to exist any material adverse change in its financial condition as compared to its financial condition as of June 30, 2004.

                                   Section 8.
                                EVENTS OF DEFAULT

     8.1 EVENTS OF DEFAULT. If one or more of the following described Events of Default occurs:

     8.1.1 Borrower defaults in the punctual payment of any principal or interest on any Obligation when due and such default continues for a period of five (5) days after the due date of such principal or interest payment; or

     8.1.2 Any of the representations or warranties made by Borrower in this Agreement, any Note, any other Loan Document, agreement, guaranty, certificate or financial or other statements delivered or later furnished by or on behalf of Borrower in connection with this Loan is false or misleading in any material respect at the time made; or

     8.1.3 Borrower fails to pay, perform or otherwise observe any other covenant, term, provision, condition, agreement or obligation of, or otherwise defaults under, this Agreement, or any other Loan Document; or

     8.1.4 Borrower or any of its Subsidiaries becomes insolvent, or admits in writing its inability to pay its debts as they mature, or fails generally to pay its debts as they become due, or makes an assignment for the benefit of creditors or commences a case for its dissolution; or applies for or consents to the appointment of or taking possession by a trustee, liquidator, assignee, custodian, sequestrator or receiver (or similar official) for it or for a substantial part of its property or business; or takes any action in furtherance of any of the foregoing; or

     8.1.5 A trustee, liquidator, assignee, custodian, sequestrator or receiver (or similar official) is appointed for Borrower or any of its Subsidiaries or for a substantial part of any of its property or business without its consent and is not discharged within thirty (30) days after such appointment; or

     8.1.6 Any governmental agency or any court of competent jurisdiction at the insistence of any governmental agency assumes custody or control of the whole or any substantial portion of the properties or assets of Borrower or any of its Subsidiaries and such is not dismissed within thirty (30) days thereafter; or

     8.1.7 Any money judgment, writ or warrant of attachment, or similar process, in excess of $1,000,000.00 is entered or filed against Borrower or any of its Subsidiaries, any of its properties or other assets and is not vacated, bonded, or stayed within the earlier of (a) a period of thirty (30) days or (b) five (5) days prior to the date of any proposed sale thereunder, unless (i) currently contested by such party in good faith and by proper proceedings and
(ii) such party shall have set aside on its books and shall maintain adequate reserves for the payment of the same in conformity with GAAP; or

     8.1.8 A bankruptcy, reorganization, insolvency, or liquidation case or other case for relief under any bankruptcy law or any law for the relief of debtors is commenced by or against Borrower or any of its Subsidiaries and, if instituted against Borrower or any of its Subsidiaries, is not dismissed within thirty (30) days after such institution or such entity by any action or answer approves of, consents to, or acquiesces in any such case or admits the material allegations of, or defaults in answering a petition filed in any such case; or

     8.1.9 This Agreement or any other guaranty or other agreement entered into in connection herewith or therewith, or any other Loan Document, at any time while any Obligations remain unpaid or unperformed, ceases to be in full force and effect or is declared null and void, or the validity or enforceability thereof is contested or any party thereto denies that it has any or further liability or obligation under this Agreement, such other agreement, such guarantee or any other Loan Document; or

     8.1.10 A default or a breach shall have occurred and be continuing beyond any applicable cure period in the payment or performance of any direct or contingent liability of Borrower or any of its Subsidiaries in excess of $1,500,000.00; or

     8.1.11 Any security issued by Borrower and listed on a national securities exchange or quoted on an automated quotation system of a national securities association is delisted from such national securities exchange or ceases to be quoted on such automated quotation system, as applicable; or

     8.1.12 The assignment by the Advisor or RCC, by act or omission, or by operation of law, of all or any portion of their respective rights, benefits and entitlements, including, without limitation, their respective economic interests, under the Advisory Agreement or the Advisory Subcontract (except if and to the extent (i) arising out of the transfer of all of the equity interests in RCC to an Affiliate of RCC or to a Person whose chief executive with senior-most responsibility for the business and operations of such Person is an Affiliate of RCC, or (ii) in accordance with the terms of Section 5.12 hereof); or either the Advisor or RCC gives notice of its intention to terminate the Advisory Agreement or the Advisory Subcontract, or either the Advisor or RCC fails to renew the Advisory Agreement or the Advisory Subcontract (except in accordance with the terms of Section 5.12 hereof

     And any such Event of Default (except for an Event of Default described in SECTIONS 8.1.1, 8.1.2, 8.1.4 THROUGH 8.1.10 (INCLUSIVE) AND 8.1.12, for which there shall be no grace period except as specifically provided therein, and except for any other Event of Default that is not capable of being cured (for example, without limitation, an Event of Default arising out of a breach of a financial covenant set forth in SECTION 7 hereof)) shall continue for more than fifteen (15) days after the Lender shall have first notified Borrower of such Event of Default (or for more than sixty (60) days after the Lender shall have first notified Borrower of such Event of Default, if such Event of Default is a non-monetary failure or breach and is not capable of being cured within such fifteen (15) day period but is, nevertheless, capable of cure and Borrower shall have commenced and is diligently pursuing (in the sole determination of the Lender) a cure of such failure or breach) THEN, or at any time thereafter, (unless such Event of Default shall have been waived in writing by the Lender in accordance with the terms of SECTION 9.3 hereof) at the option of the Lender's unrestricted discretion the Lender may terminate the Line of Credit and each commitment to make any Advances to Borrower and each Obligation outstanding shall, without presentment, demand, protest, or notice of any kind, all of which are hereby expressly waived, be forthwith due and payable, if not otherwise then due and payable, anything herein contained or in any Note or other document to the contrary notwithstanding, and the Lender may immediately, and without any expiration of any period of grace, enforce any and all of the Lender's rights or remedies provided by this Agreement, any Note, any Loan Document or any other rights or remedies afforded by law.

                                   Section 9.
                            MISCELLANEOUS PROVISIONS

     9.1  INCORPORATION  OF  PREAMBLE,   RECITAL  AND  EXHIBITS.  The  preamble,
Recitals, and exhibits hereto are incorporated into this Agreement by reference and made a part hereof.

     9.2 NOTICES. All notices, requests and demands given under the terms of this Agreement shall be in writing and may be effected by personal delivery, including by any commercial courier or overnight delivery service, or by United States certified mail, return receipt requested, with all postage and fees fully prepaid. Notices shall be effective upon receipt by the party being given notice, as indicated by the return receipt if mailed; EXCEPT that if a party has relocated without providing the other party with its new address for service of notices, or if a party refuses delivery of a notice upon its tender, the notice shall be effective upon the attempt to serve the notice at the last address given for service of notices upon that party. In addition to the foregoing, notice may be served by facsimile transmission, in which case service shall be deemed effective only upon receipt by the party serving the notice of telephonic or return facsimile transmission confirmation that the party to whom the notice is directed has received a complete and legible copy of the notice. Notices shall be addressed as follows:

Borrower:    American Mortgage Acceptance Company
             625 Madison Avenue
             New York, NY 10022
             Attention:  Stuart J. Boesky, President and Chief Executive Officer
             Telephone:  (212) 588-1765
             Facsimile:   (212) 751-3550

Lender:      CharterMac
             625 Madison Avenue
             New York, NY 10022
             Attention:  Alan P. Hirmes, Chief Financial Officer
             Telephone:   (212) 317-5700
             Facsimile:   (212) 751-3550

         The addresses for service of notice on any party may be changed by that party by serving a notice upon the others of the new address or addresses, except that any change of address to a post office box shall not be effective unless a street address is also specified for use in effectuating personal service.

     9.3 AMENDMENTS, WAIVERS, ETC.

     The Lender may exercise its rights and remedies under this Agreement, the Note and the Loan Documents without resorting or regard to other interests or sources of reimbursement. The Lender shall not be deemed to have waived any of such rights or remedies unless such waiver be in writing and signed by the Lender. No delay or omission on the part of the Lender in exercising any of such rights or remedies shall operate as a waiver of such right or any other right. A waiver on any one occasion shall not be construed as a bar to or waiver of any right on any future occasion. All such rights and remedies shall be cumulative and may be exercised separately or concurrently.

     9.4 INDEMNIFICATION. To the fullest extent permitted by law, Borrower agrees to protect, indemnify, defend and hold harmless the Lender, its trustees, officers, agents, employees and representatives from and against any and all liability, expense, loss or damage of any kind or nature and from any suits, claims or demands, including without limitation reasonable attorneys' fees and costs, on account of any matter or thing or action or failure to act by the Lender, or its trustees, officers, agents, employees or representatives, whether in suit or not, arising out of this Agreement or in connection herewith or with the transactions contemplated hereby, unless such suit, claim or demand is caused principally by any grossly negligent act or omission or willful malfeasance of, the Lender, its trustees, officers, agents and employees and representatives. Upon receiving knowledge of any suit, claim or demand asserted by a third party that the Lender believes is covered by this indemnity, such indemnified party shall give Borrower notice of the matter and an opportunity to defend it, at Borrower's sole cost and expense, with legal counsel satisfactory to such indemnified party. If such indemnified party is not satisfied with the defense being provided, such indemnified party may employ an attorney or attorneys selected by it to protect its rights hereunder, and Borrower shall pay to such indemnified party the reasonable attorneys' fees and costs incurred by such indemnified party. This obligation on the part of Borrower shall survive the closing of the Loan the repayment of all obligations hereunder and the termination or expiration of this Agreement.

     9.5 INCONSISTENCIES WITH OTHER LOAN DOCUMENTS. In the event that it is impossible to simultaneously comply with the terms of this Agreement and any term of any of the other Loan Documents, the terms of this Agreement shall govern and prevail over the conflicting portion of the other Loan Document(s).

     9.6 EXPENSES. Borrower shall pay on demand all reasonable costs and expenses, including, without limitation, reasonable attorneys' fees and costs, incurred (A) by the Lender in connection with the preparation of this Agreement,
(B) by the Lender in connection with the  administration of this Agreement,  and
(C) by the Lender in connection with the enforcement and protection of its rights under this Agreement, including the protection of the rights of the Lender in any bankruptcy, reorganization, liquidation or insolvency proceeding, whether or not litigation is commenced.

     9.7 ASSIGNABILITY.

     9.7.1 This Agreement shall bind and its benefits shall inure to Borrower, the Lender, and their respective successors and permitted assigns, as the case may be.

     9.7.2 Borrower may not assign (voluntarily or by force of law) all or any portion of its interests, rights and obligations under this Agreement, the Note or any of the Loan Documents, without the prior written consent of the Lender, which consent may be withheld in the Lender's sole and unrestricted discretion.

     9.7.3 The Lender may assign all or any portion of its interests, rights and obligations under this Agreement, the Note and the Loan Documents (for purposes of this SECTION 9.7 only, collectively, the "Assigned Commitment"); provided, however, that if there does not then exist a Default or Event of Default, the prior written consent of Borrower shall be required to any such proposed assignment; provided further, however, that such consent shall not be unreasonably withheld, conditioned or delayed.

     9.8 TIME OF ESSENCE. Time is of the essence of this Agreement.

     9.9 ENTIRE AGREEMENT. This Agreement and the Loan Documents and other materials furnished to the Lender by and on behalf of Borrower constitute the entire agreement and understanding of the Lender and Borrower with respect to the matters set forth herein and therein. No representation, warranty, covenant, promise, understanding or condition shall be enforceable against any party unless it is contained in this Agreement or the Loan Documents.

     9.10 SEVERABILITY. The invalidity or unenforceability of any one or more provisions of this Agreement or any Loan Document under particular circumstances or in its entirety shall not affect the validity or enforceability of such provisions under different circumstances or the validity or enforceability of any other provision.

     9.11 GOVERNING LAW. This Agreement, any Note and all other documents executed pursuant to this Agreement or any Note shall be deemed entered into, and shall be governed and construed according to the laws of the State of New York, notwithstanding choice of law rules to the contrary.

     9.12 NO PARTNERSHIP OR JOINT VENTURE. The Lender and Borrower agree that the Lender is not a partner or joint venturer with Borrower, in any manner whatsoever.

     9.13 REPLACEMENT DOCUMENTS. Upon receipt of an affidavit from the Lender (containing standard indemnification provisions or representations) as to the loss, theft, destruction or mutilation of any Loan Document or Note, Borrower shall issue or execute and deliver to the Lender in lieu thereof, an identical replacement therefor.

     9.14 HEADINGS. The headings of this Agreement are solely for the purpose of identification and shall not be construed as a part of the paragraphs they head.

     9.15 USURY LIMITATION. If, at any time, the rate of interest, together with all amounts which constitute interest and which are reserved, charged or taken by the Lender as compensation for fees, services or expenses incidental to the making, negotiating or collection of the Loan, shall be deemed by any competent court of law, governmental agency or tribunal to exceed the maximum rate of interest permitted to be charged by the Lender to Borrower under then applicable law, then, during such time as such rate of interest would be deemed excessive, that portion of each sum paid attributable to that portion of such interest rate that exceeds the maximum rate of interest so permitted shall be deemed a voluntary prepayment of principal of the Obligations; provided, however, that in the event there is a change in the law which results in a higher permissible rate of interest, then this Agreement shall be governed by such new law as of its effective date.

     9.16 WAIVER OF JURY TRIAL. BORROWER SHALL NOT SEEK A JURY TRIAL IN ANY LAWSUIT, PROCEEDING, COUNTERCLAIM OR ANY OTHER LITIGATION ACTION INVOLVING THE LENDER (OR ANY OFFICER, TRUSTEE, EMPLOYEE OR AGENT THEREOF) BASED UPON OR ARISING OUT OF THIS AGREEMENT OR ANY OF THE OTHER LOAN DOCUMENTS, OR THE DEALINGS OR THE RELATIONSHIP BETWEEN OR AMONG SUCH PERSONS OR ENTITIES, OR ANY OF THEM. BORROWER WILL NOT SEEK TO CONSOLIDATE ANY ACTION IN WHICH A JURY TRIAL HAS BEEN WAIVED WITH ANY OTHER ACTION IN WHICH A JURY TRIAL CANNOT OR HAS NOT

BEEN WAIVED. ANY COURT PROCEEDINGS RELATING TO THIS AGREEMENT OR ANY OTHER OF THE LOAN DOCUMENTS SHALL BE BROUGHT EXCLUSIVELY IN THE COURTS OF THE STATE OF NEW YORK SITTING IN NEW YORK CITY (OR THE FEDERAL COURTS LOCATED THEREIN). NOTWITHSTANDING THE FOREGOING FORUM DESIGNATION, BORROWER AGREES THAT THE LENDER SHALL HAVE THE RIGHT TO PROCEED AGAINST BORROWER OR ITS RESPECTIVE PROPERTY IN A COURT IN ANY LOCATION TO ENABLE THE LENDER TO (1) OBTAIN PERSONAL JURISDICTION
OVER ANY OF THEM OR (2) IN ORDER TO ENFORCE A JUDGMENT OR OTHER COURT ORDER ENTERED IN FAVOR OF THE LENDER. BORROWER FURTHER AGREES THAT IT WILL NOT ASSERT ANY PERMISSIVE COUNTERCLAIMS IN ANY PROCEEDING BROUGHT BY THE LENDER TO REALIZE ON ANY SECURITY FOR THE OBLIGATIONS OR TO ENFORCE A JUDGMENT OR OTHER COURT ORDER IN FAVOR OF THE LENDER. BORROWER WAIVES ANY OBJECTION THAT IT MAY HAVE TO THE LOCATION OF THE COURT IN WHICH THE LENDER HAS COMMENCED ANY PROCEEDING. THE PROVISIONS OF THIS SECTION 9.16 HAVE BEEN FULLY DISCUSSED BY BORROWER AND THE LENDER, AND THE PROVISIONS HEREOF SHALL BE SUBJECT TO NO EXCEPTIONS. NO PARTY HAS IN ANY WAY AGREED WITH OR REPRESENTED TO ANY OTHER PARTY THAT THE PROVISIONS OF THIS SECTION 9.16 WILL NOT BE FULLY ENFORCED IN ALL INSTANCES.

                        (SIGNATURES APPEAR ON NEXT PAGE)

WITNESS the execution hereof under seal as of the day and year first above written.

                                       BORROWER:
                                       AMERICAN MORTGAGE ACCEPTANCE COMPANY


                                       By: ____________________________________
                                       Name:
                                       Title:

                                       LENDER:
                                       CHARTERMAC


                                       By: ____________________________________
                                       Name:
                                       Title:

                                                                      Exhibit 21



               Subsidiaries of the Company as of December 31, 2005
               ---------------------------------------------------

AMAC Credit Facility, LLC, a Delaware limited liability company

AMAC Capital Financing I, a Delaware statutory trust

AMC Repo Seller, LLC, a Delaware limited liability company

                                                                      Exhibit 23



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 33-87440 of American Mortgage Acceptance Company on Form S-3 and in Registration Statement No. 33-118572 of American Mortgage Acceptance Company on Form S-8 of our reports dated March 9, 2006 relating to the consolidated financial statements of American Mortgage Acceptance Company and management's report on the effectiveness of internal control over financial reporting appearing in this Annual Report on Form 10-K of American Mortgage Acceptance Company for the year ended December 31, 2005.


/s/ DELOITTE & TOUCHE LLP

New York, New York
March 9, 2006

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, Jeff T. Blau, hereby certify that:

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


         Date:  March 9, 2006                        By: /s/ Jeff T. Blau
                -------------                            ----------------
                                                         Jeff T. Blau
                                                         Chief Executive Officer

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


         Date:  March 9, 2006                        By: /s/ Alan P. Hirmes
                -------------                            ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2005, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Jeff T. Blau, Chief Executive Officer of the Company and I, Alan P. Hirmes, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ Jeff T. Blau                                By: /s/ Alan P. Hirmes
     ----------------                                    ------------------
     Jeff T. Blau                                        Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     March 9, 2006                                       March 9, 2006


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.