Form 10-Q
period 2006-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2006-05-10
CIK 878774

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006


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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Large Accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of April 28, 2006, there were 8,303,838 outstanding common shares of the registrant's shares of beneficial interest, $0.10 par value.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q


                                                                                             PAGE
PART I
              Item 1.     Condensed Consolidated Financial Statements                          3
              Item 2.     Management's Discussion and Analysis of Financial Condition and
                             Results of Operations                                            14
              Item 3.     Quantitative and Qualitative Disclosures about Market Risk          19
              Item 4.     Controls and Procedures                                             20

PART II
              Item 1.     Legal Proceedings                                                   21
              Item 1A.    Risk Factors
              Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds         21
              Item 3.     Defaults Upon Senior Securities                                     21
              Item 4.     Submission of Matters to a Vote of Security Holders                 21
              Item 5.     Other Information                                                   21
              Item 6.     Exhibits                                                            21

SIGNATURES                                                                                    22


     See accompanying notes to condensed consolidated financial statements.

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                     ASSETS

                                                                                March 31,    December 31,
                                                                                  2006          2005
                                                                               -----------   -----------
                                                                               (Unaudited)
Cash and cash equivalents                                                       $     678     $  11,214
 Investments
   Debt securities at fair value                                                  219,639       222,723
   Mortgage loans receivable, net                                                  53,297        51,981
   Notes receivable, net                                                           13,725        13,725
   Revenue bonds                                                                    6,581         6,626
   ARCap                                                                           20,152        20,678
   Real estate owned - held and used, net                                          68,033        68,793
Accounts receivable                                                                 2,644         3,079
Other assets                                                                        3,595         1,904
                                                                                ---------     ---------

Total assets                                                                    $ 388,344     $ 400,723
                                                                                =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                                 $ 205,650     $ 209,101
  Warehouse facility payable                                                           --         4,070
  Mortgages payable on real estate owned                                           40,355        40,487
  Preferred shares of subsidiary (subject to mandatory repurchase)                 25,000        25,000
  Accounts payable and accrued expenses                                             1,489         1,599
  Due to Advisor and affiliates                                                     1,044         2,961
  Distributions payable                                                             3,322         3,322
                                                                                ---------     ---------

Total liabilities                                                                 276,860       286,540
                                                                                ---------     ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000 shares authorized;
   8,719 issued and 8,304 outstanding in 2006 and 2005                                871           871
  Treasury shares of beneficial interest at par; 415 shares in 2006 and 2005          (42)          (42)
  Additional paid-in capital                                                      126,396       126,357
  Share-based compensation                                                           --             (20)
  Accumulated deficit                                                             (18,919)      (17,766)
  Accumulated other comprehensive income                                            3,178         4,783
                                                                                ---------     ---------

Total shareholders' equity                                                        111,484       114,183
                                                                                ---------     ---------

Total liabilities and shareholders' equity                                      $ 388,344     $ 400,723
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                  -------------------

                                                                                    2006       2005
                                                                                  --------   --------
Revenues:
   Interest income:
     Debt securities                                                               $ 3,219    $ 3,032
     Mortgage loans                                                                  1,989        615
     Notes receivable                                                                  233        479
     Revenue bonds                                                                     142        147
     Temporary investments                                                              83         17
   Rental income of real estate owned - held and used                                2,393      2,184
   Other revenues                                                                        5        229
                                                                                   -------    -------
     Total revenues                                                                  8,064      6,703
                                                                                   -------    -------

Expenses:
   Interest                                                                          2,216      1,182
   Interest - distributions to preferred shareholders of subsidiary (subject to
    mandatory repurchase)                                                              517         68
   Mortgage interest for real estate owned - held and used                             597        605
   Property operations of real estate owned - held and used                          1,465        920
   General and administrative                                                          487        437
   Fees to Advisor                                                                     827        694
   Depreciation                                                                        450        366
   Amortization and other                                                               15        133
                                                                                   -------    -------
     Total expenses                                                                  6,574      4,405
                                                                                   -------    -------

Other income:
   Equity in earnings of ARCap                                                         679        600
   Net loss on repayment of debt securities                                             --        (71)
                                                                                   -------    -------
     Total other income                                                                679        529
                                                                                   -------    -------

   Net income                                                                      $ 2,169    $ 2,827
                                                                                   =======    =======

   Net income per share (basic and diluted)                                        $  0.26    $  0.34
                                                                                   =======    =======

   Dividends per share                                                             $  0.40    $  0.40
                                                                                   =======    =======

   Weighted average shares outstanding:
     Basic                                                                           8,304      8,337
                                                                                   =======    =======
     Diluted                                                                         8,307      8,344
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                    Three Months Ended
                                                                        March 31,
                                                                  ---------------------

                                                                    2006         2005
                                                                  --------     --------
Cash flows from operating activities:
   Net income                                                     $  2,169     $  2,827

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation expense                                              450          366
     Equity in earnings of ARCap                                      (679)        (600)
     Net loss on sale or repayment of assets                            --           71
     Amortization and accretion                                          8           79
     Other non-cash income                                             (85)          --
     Distributions received from equity investees                    1,037          600
     Changes in operating assets and liabilities:
       Accounts receivable                                             435         (264)
       Other assets                                                    307         (203)
       Due to Advisor and affiliates                                (1,917)         882
       Accounts payable and accrued expenses                           (71)         (26)
                                                                  --------     --------
Net cash provided by operating activities                            1,654        3,732
                                                                  --------     --------

Cash flows from investing activities:
   Investment in debt securities                                        --      (36,574)
   Principal repayments of debt securities                           1,458        5,839
   Funding and purchase of mortgage loans                           (1,263)          --
   Purchase of mortgage loans on real estate owned                      --      (17,150)
   Proceeds from sale of real estate owned                              --        7,474
   Principal repayment on real estate owned                             --          480
   Funding of notes receivable                                          --         (294)
   Repayment of notes receivable                                        --        6,829
   Principal repayment of revenue bonds                                 38           51
   Additions to real estate owned                                       --         (103)
                                                                  --------     --------
Net cash provided by (used in) investing activities                    233      (33,448)
                                                                  --------     --------


                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                          ---------------------

                                                            2006         2005
                                                          --------     --------
Cash flows from financing activities:
   Proceeds from repurchase facilities                       3,830       40,402
   Repayments of repurchase facilities                      (7,281)     (19,710)
   Proceeds from warehouse facility                             --          243
   Repayments of warehouse facility                         (4,070)          --
   Proceeds from line of credit - related party                 --       14,761
   Repayments of line of credit - related party                 --      (19,361)
   Deferred financing costs                                 (1,580)        (802)
   Distributions paid to shareholders                       (3,322)      (3,334)
   Treasury stock purchases                                     --          (29)
   Issuance of preferred shares of subsidiary                   --       25,000
                                                          --------     --------

Net cash (used in) provided by financing activities        (12,423)      37,170
                                                          --------     --------

Net (decrease) increase in cash and cash equivalents       (10,536)       7,454

Cash and cash equivalents at the beginning of the year      11,214        2,674
                                                          --------     --------

Cash and cash equivalents at the end of the period        $    678     $ 10,128
                                                          ========     ========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC", "we", "us", "our", and "our Company". We are externally managed by CharterMac AMI Associates, Inc., (the "Advisor"), a subsidiary of CharterMac, a publicly traded company. We operate in one business segment, which focuses on investing in mortgage loans secured by multifamily and commercial property throughout the United States.

In March 2006, we formed AMAC CDO Funding I ("AMAC CDO"), a wholly owned subsidiary, for the purposes of managing our first planned Collateralized Debt Obligation ("CDO") securitization (see Note 5).

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2006, and the results of our operations and our cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Form 10-K for the year ended December 31, 2005.

Our annual report on Form 10-K for the year ended December 31, 2005, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2005, except as noted below. As previously disclosed, we converted a portion of our preferred investment in ARCap Investors, LLC to common units. While we continue to account for this investment under the equity method, a portion of the equity income recorded is based on the preferred dividend, while the balance is based on our proportionate share of common units outstanding.

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

Certain prior year amounts, in particular, the reclassification of results of operations of our real estate owned - held and used portfolio have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we were required to adopt the FASB STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 123(R), SHARE-BASED PAYMENT, which replaces SFAS No. 123. The impact of adopting this Standard was not material to us, as we had been accounting for share-based payments following the fair value provisions of SFAS No. 123.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

Information regarding our investments in debt securities is as follows:


(In thousands)
                                                 March 31,           December 31,
                                                   2006                 2005
                                                 ---------           -----------
Amortized cost                                   $ 217,385            $ 218,891
Unrealized gains                                     6,601                5,707
Unrealized losses                                   (4,347)              (1,875)
                                                 ---------            ---------
Net unrealized gain                                  2,254                3,832
                                                 ---------            ---------
Fair value                                       $ 219,639            $ 222,723
                                                 =========            =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position, at March 31, 2006, and December 31, 2005, is summarized in the table below:


(Dollars in thousands)
                                 March 31, 2006                    December 31, 2005
                       ---------------------------------   ---------------------------------
                       Less than   12 Months               Less than   12 Months
                       12 Months    or More      Total     12 Months    or More      Total
                       ----------  ----------  ---------   ----------  ----------  ---------
Number of securities          13          19          32           8          16          24
Fair value              $ 63,801    $ 62,516    $126,317    $ 25,905    $ 56,281    $ 82,186
Gross unrealized
loss                    $    832    $  3,515    $  4,347    $    197    $  1,678    $  1,875


These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, we have the intent and ability to hold these securities to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, we have concluded that these declines in value are temporary.

At March 31, 2006, all of our debt securities were partially or wholly pledged as collateral under our repurchase facilities. At March 31, 2006, we had no availability to borrow against partially or unpledged debt securities.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



NOTE 3 - REAL ESTATE OWNED

Real estate owned at March 31, 2006, and December 31, 2005, consisted of the following:


(Dollars in thousands)
                                                                               Carrying      Carrying
                                                                                 Value         Value
                                                                                 as of         as of
                                                Number of                      March 31,    December 31,
                                                  Units        Location          2006          2005
                                                ---------   ---------------    ---------    -----------
Real Estate Owned - Held and Used

Concord Portfolio                                    852        Houston, TX    $  53,267     $  53,407
   Less: accumulated depreciation                                                 (3,399)       (3,062)
                                                                               ---------     ---------
Subtotal                                                                          49,868        50,345
                                                                               ---------     ---------

Reserve at Autumn Creek                              212    Friendswood, TX       19,293        19,462
                                                --------
   Less: accumulated depreciation                                                 (1,128)       (1,014)
                                                                               ---------     ---------
Subtotal                                                                          18,165        18,448
                                                                               ---------     ---------

Total Real Estate  Owned - Held and Used, net      1,064                       $  68,033     $  68,793
                                                ========                       =========     =========

Mortgages Payable on Real Estate Owned

Concord Portfolio                                                              $  40,355     $  40,487
                                                                               ======== =    =========


NOTE 4 - WAREHOUSE FACILITY

During   February  2006,  we  repaid  the  remaining   outstanding   balance  of
approximately $4.1 million on this facility. We can no longer borrow off of this facility, as it has matured.

NOTE 5 - CDO RELATED REPURCHASE FACILITY

In addition to our existing repurchase facilities, we executed a new repurchase agreement during March 2006 with Bank of America ("BOA"). The purpose of this facility is to fund up to $250.0 million of investments that are to be placed into our first CDO Securitization. Advance rates on the borrowings from this facility, ranging from 50% to 95% of collateral value, will be determined on a draw-by-draw basis in accordance with the repurchase agreement. Interest on the borrowings, which range from LIBOR + 50 bps to LIBOR + 225 bps, are also determined on a draw-by-draw basis. The repurchase facility expires upon inception of the CDO securitization, or six months after the inception of the repurchase facility, whichever comes first. There were no borrowings under the new facility as of March 31, 2006. In connection with the CDO securitization, we have prepaid approximately $1.5 million of a 1% fee due in full when the CDO is securitized. These fees, which are non-refundable, have been deferred and will be amortized over the life of the CDO securitization.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



NOTE 6 - SHAREHOLDERS' EQUITY

Comprehensive Income

Comprehensive income for the three months ended March 31, 2006 and 2005, was as follows:


(In thousands)
                                                            Three months ended
                                                                 March 31,
                                                           ---------------------
                                                             2006         2005
                                                           --------     --------
Net income                                                 $ 2,169      $ 2,827
Net unrealized gain on interest rate derivatives               147          556
Net unrealized holding loss on investments                  (1,586)      (1,802)
Comprehensive income of equity investments                    (166)          --
                                                           -------      -------
Comprehensive income                                       $   564      $ 1,581
                                                           =======      =======


NOTE 7 - SHARE BASED COMPENSATION

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

In accordance with SFAS No. 123(R), we accrue compensation cost based on the estimated fair value of the options issued and amortize those costs over the vesting period. Because the grant recipients are not our employees and vesting of the options is contingent upon the recipient continuing to provide services to us, we estimate the fair value of the options at each period-end up to the vesting date, and adjust recorded amounts accordingly.

The assumptions used for valuing these options and the results of the valuations at March 31, 2006, were as follows:


Weighted average assumptions:

   Dividend yield                                         9.98%
   Estimated volatility                                  25.00%
   Risk free interest rate                                4.73%
   Expected life (years)                                  4.91


There were 643,332 shares available for grant as of March 31, 2006.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



The following table summarizes share option activity in the Plan for the three months ended March 31, 2006:


                                                                Weighted
                                                                 Average
                                                                Exercise
                                                    Options      Price
                                                   ---------    --------
Outstanding at beginning of period                   187,052    $  15.78

Granted                                                   --          --
Forfeited                                                 --          --
Exercised                                                 --          --
                                                    --------    --------

Outstanding at end of period                         187,052    $  15.78
                                                    ========    ========

Exercisable at end of period                         146,385    $  15.78
                                                    ========    ========

Compensation cost recognized                        $ 59,000
                                                    ========


NOTE 8 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)


Three Months Ended March 31, 2006:               Income     Shares    Per Share
                                                --------   --------   ---------
   Basic EPS                                     $2,169      8,304     $ 0.26
   Effect of dilutive securities                     --          3         --
                                                 ------     ------     ------
   Diluted EPS                                   $2,169      8,307     $ 0.26
                                                 ======     ======     ======

Three Months Ended March 31, 2005:

   Basic EPS                                     $2,827      8,337     $ 0.34
   Effect of dilutive securities                     --          7         --
                                                 ------     ------     ------
   Diluted EPS                                   $2,827      8,344     $ 0.34
                                                 ======     ======     ======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



NOTE 9 - RELATED PARTY TRANSACTIONS

The costs paid or payable to our Advisor for the three months ended March 31 were as follows:


(In thousands)
                                                     2006           2005
                                                  ----------     ----------
Shared services expenses                          $      202     $      246
Asset management fees (1)                                431            328
Incentive management fee (2)                             194            120
                                                   ---------      ---------

                                                  $      827     $      694
                                                   =========      =========


(1) These fees were incurred pursuant to our prior management agreement, which, as previously disclosed, has been amended effective April 1, 2006.
(2) Accrual based on proportion of actual first quarter earnings as compared to our estimates of 2006 full-year results.

During  April  2006,   we  purchased  a  loan  from   CharterMac   for  the  CDO
securitization (see Note 11).

During April 2006, we amended our loan agreement with CharterMac to increase our borrowing capacity and extend the maturity date of our related party facility (see Note 11).

NOTE 10 - COMMITMENTS AND CONTINGENCIES

a) Legal
On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleges that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claims, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit seeks, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents are unenforceable and constitute a cloud on title. The basic claim of this suit is for the amount of $1.5 million. The discovery phase of this suit has been completed. A motion for summary judgment was filed by us, but was denied on July 25, 2005. It is not known when the case will be called to trial.

We filed a countersuit on November 25, 2003, against Concord Gulfgate, Ltd., as guarantor, seeking a deficiency on the loan and recovery of unpaid taxes and certain property receipts. We are currently unable to determine the possible outcome of the litigation.

b) Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which, we agreed to guarantee a first-loss position on certain loans, which could have potentially resulted in an aggregate exposure of $7.5 million. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CharterMac Mortgage Capital ("CMC"), a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive from Fannie

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2006
                                   (Unaudited)



Mae under the program. The maximum exposure at March 31, 2006, was $3.2 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

For these guarantees, we monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

Future Funding Commitments
--------------------------

We are committed to additionally fund the following bridge and mezzanine loans:


                                                                                          (In thousands)
                                                                                   MAXIMUM AMOUNT OF COMMITMENT
                                                                              -------------------------------------
                                                                 NO. OF APT.                LESS THAN
ISSUE DATE        PROJECT            LOCATION                      UNITS         TOTAL        1 YEAR     1-3 YEARS
-------------------------------------------------------------------------------------------------------------------
  Jun-04       Woods of Mandarin       Jacksonville, FL              401        $   428      $   428     $    --
  Apr-05       Atlantic Hearthstone    Hillsborough, NJ              198          2,641        1,757         884
  May-05       Pasadena                Pasadena, FL                  198            556          556          --
  Jul-05       222 Pearson             Chicago, IL                   219            516          516          --
  Jul-05       Bayfront Villas         Gulfport, FL                  120            258          258          --
  Sep-05       Marbella                Clearwater, FL                 --            399          399          --
                                                               ----------------------------------------------------

TOTAL FUTURE FUNDING COMMITMENTS                                   1,136         $4,798       $3,914     $   884
                                                               ====================================================


NOTE 11 - SUBSEQUENT EVENTS

During April 2006, AMAC CDO purchased a first mortgage loan from CharterMac, the parent of our Advisor, at approximately its $26.0 million par value. This note, along with an existing $5.0 million subordinated participation already owned by us, were assigned to AMAC CDO and pledged as collateral under the repurchase facility, in exchange for $29.2 million in funds.

In addition to the first mortgage loan purchased from CharterMac, we partially or fully funded four first mortgage loans, totaling approximately $82.0 million, for the CDO securitization. The loans bear interest at a weighted average interest rate of 6.41%. We have assigned four loans to the CDO related repurchase facility, receiving approximately $78.1 million in proceeds. Interest is due on the facility, relating to these loans, at 30-day LIBOR plus a weighted average interest rate spread of 1.00%. The loans funded included $16.9 million pertaining to a property developed by a company controlled by the Chairman of CharterMac.

During April 2006, we sold a debt security and a mortgage loan, both pertaining to one property. We received $14.6 million in partial proceeds, of which $14.2 was used to repay funds borrowed from the securitization of the debt security on our repurchase facilities. We expect to receive the final payment of $850,000 after certain conditions are met pursuant to the purchase agreement. There was no gain or loss resulting from this sale.

During April 2006, we amended our loan agreement with CharterMac to increase our borrowing capacity to $50.0 million under the related party facility (see Note
9). The maturity of the facility was also extended to June 2007.

Effective April 2006, we dissolved one subsidiary that was formed for the purposes of managing a repurchase facility, which expired in March 2004.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in our annual report on Form 10-K for the year ended December 31, 2005, include the following:

o Risks of investing in uninsured and non-investment grade mortgage assets and subordinated Commercial Mortgage-Backed Securities ("CMBS");

o    Competition in acquiring desirable investments;

o    Interest rate fluctuations;

o Risks associated with hedging transactions, which can limit gains and increase exposure to loss.

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

o Risks associated with our contemplated CDO transactions, which include, but are not limited to:

     o    The inability to acquire eligible investments for a CDO issuance;

     o    The   inability   to  find   suitable   replacement   investments   in
          collateralized debt obligations with reinvestment periods; and

     o The negative impact on our cash flow that may result from the use of CDO financings with over-collateralization and interest coverage requirements.

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report.

Factors Affecting Comparability
-------------------------------

During March 2005, we issued $25.0 million of Floating Rate Preferred Securities through a subsidiary. Due to the mandatory redemption feature of these securities, the payments or accruals of dividends and other amounts to be paid to the holders of these securities are reported as interest costs. As a result, these interest costs are classified as Interest - Distributions to Preferred Shareholders of Subsidiary (Subject to Mandatory Repurchase). During the first quarter of 2006, we recorded a full period of these costs, as compared to costs relating to a half of a month in the comparable 2005 period.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2006 and 2005:


(In thousands)

                                    Three Months Ended March 31,
                                    ----------------------------
                                      2006      2005     Change
                                     ------    ------    ------
Total revenues                       $8,064    $6,703     20.3 %
Total expenses                        6,574     4,405     49.2
Total other income                      679       529     28.4
                                     ------    ------    -----
Net income                           $2,169    $2,827    (23.3)%
                                     ======    ======    =====


In the three-month period ended March 31, 2006, as compared to the same period in 2005, revenues increased mainly due to the funding of several new mezzanine loans during the second half of 2005. Expenses have also increased for these periods due to the recognition of certain property level costs for Real Estate Owned and financing costs (particularly due to a trust preferred offering and higher interest rates). Other income has increased due to the conversion of ARCap shares from preferred to common, earning higher equity income.


REVENUES
                                                         Three Months
                                                     Ended March 31, 2006
                                              ---------------------------------
                                                  % Change         % of Total
                                              from Prior Period     Revenues
                                              ---------------------------------
Interest income:
   Debt securities                                    6.2 %           39.9 %
   Mortgage loans                                   223.4             24.7
   Notes receivable                                 (51.4)             2.9
   Revenue bonds                                     (3.4)             1.7
   Temporary investments                            388.2              1.0
Other revenues                                      (97.8)             0.1
                                                    -----            -----
  Subtotal                                           25.5             70.3

Rental income                                         9.6             29.7
                                                    -----            -----

Total revenues                                       20.3 %          100.0 %
                                                    =====            =====


We had the following investments (exclusive of Real Estate Owned and ARCap):


(In thousands)
                                As of                              As of
                            March 31, 2006                     March 31, 2005
                  ---------------------------------- ---------------------------------
                                           Weighted                          Weighted
                                            Average                           Average
                    Carrying      % of     Interest   Carrying     % of      Interest
                     Amount       Total      Rate      Amount      Total       Rate
                  --------------------------------------------------------------------
Debt securities     $219,639       74.9%     6.23%    $223,429      83.3%      6.33%
Mortgage loans        53,297       18.2     14.98       21,395       8.0      11.68
Notes receivable      13,725        4.7     10.26       16,584       6.2       9.31
Revenue bonds          6,581        2.2      8.68        6,604       2.5       8.69
                    --------     ------     -----     --------    ------      -----
                    $293,242      100.0%     8.18%    $268,012     100.0%      7.12%
                    ========     ======     =====     ========    ======      =====


Interest income from debt securities increased, primarily due to the purchase of seven new FNMA certificates during the second half of 2005, partially offset by the repayment of two GNMA certificates. The decrease in the weighted average interest rate on debt securities as of March 31, 2006, as compared to December 31, 2005, was primarily due to the rising interest rates on mortgage loans; as mortgage interest rates rise, yields on debt securities tend to decrease.

Interest income from mortgage loans increased for the three months ended March 31, 2006, as compared to 2005, primarily due to the funding of six mezzanine loans during the second and third quarters of 2005. The increase in the weighted average interest rates on mortgage loans as of March 31, 2006, as compared to December 31, 2005, was primarily due to the increase in market interest rates, as many of our mezzanine loans have variable interest rates.

Interest income from notes receivable decreased for the three months ended March 31, 2006, as compared to 2005, primarily due to the payoff of four notes during 2005.

Rental income increased for the three months ended March 31, 2006, as compared to 2005, due to the recognition of a full period of income from property operations of Autumn Creek in 2006 (as compared to a partial period in 2005), offset by the Plaza at San Jacinto sale in February 2005.


EXPENSES
                                                                 Three Months
                                                             Ended March 31, 2006
                                                          --------------------------
                                                          % Change from   % of Total
                                                           Prior Period    Revenues
                                                          -------------   ----------
Interest                                                       87.5%         27.5%
Distributions to preferred shareholders                       660.3           6.4
General and administrative                                     11.4           6.0
Fees to Advisor                                                19.2          10.3
Amortization and other                                        (88.7)          0.2
                                                              -----          ----
  Subtotal                                                     61.6          50.4

Property operations                                            59.2          18.2
Depreciation                                                   23.0           5.6
Mortgage interest for real estate owned - held and used        (1.3)          7.4
                                                              -----         -----

Total expenses                                                 49.2%         81.5%
                                                              =====         =====


At March 31, 2006, excluding the non-recourse mortgage on real estate owned, we had total debt of approximately $230.7 million with a weighted average interest rate of 5.04% per year, including the effect of our swap agreement. At March 31, 2005, we had a comparable balance of approximately $207.4 million with a weighted average interest rate of 3.43% per year. The increase in the weighted average interest rate is due to steady increases in market interest rates during 2005 and 2006.

Interest expense increased for the three months ended March 31, 2006, as compared to 2005, primarily due to the increased borrowings on the repurchase facilities stemming from an increased investment base and the increase in interest rates during 2005 and 2006.

Distributions to preferred shareholders increased for the three months ended March 31, 2006, as compared to 2005 due to the issuance of trust preferred securities in March 2005.

General and administrative expenses increased for the three months ended March 31, 2006, as compared to 2005, primarily due to increased accounting and Sarbanes-Oxley compliance fees, excise taxes, insurance and stock option costs (the last factor due to a rising stock price and the accelerated vesting of certain options). These increases were offset by decreased legal and investor services expenses.

Fees to Advisor increased for the three months ended March 31, 2006, as compared to 2005, due to the accrual of incentive management fees relating to the projected 2006 earnings. We accrue these costs proportionately with our projected quarterly earnings. In addition, we incurred higher overhead costs and asset management fees because of expansion of our business and an increased asset base (approximately $381.4 million in first quarter of 2006, as compared to approximately $359.2 million in comparable 2005 period). Effective in the second quarter of 2006, the asset management fees due to our Advisor will be based on our shareholder's equity balance, instead of our asset base.

Property operations represent all non-interest costs at the property level on all of our Real Estate Owned - Held and Used properties. The increase for the three months ended March 31, 2006, as compared to 2005, was mainly due to higher property tax costs.

Depreciation expense increased for the three months ended March 31, 2006, as compared to 2005, due to a higher base of depreciable real estate owned in 2006 as compared to the 2005 period. In February 2005, we sold the Plaza at San Jacinto property and, in 2006, foreclosed on the larger Autumn Creek property.

OTHER INCOME

Other income increased for the three months ended March 31, 2006, as compared to 2005, due to the conversion of 315,000 of our 800,000 ARCap shares from preferred to common at the end of 2005. Upon conversion, we are earning a higher level of equity income from the common share portion of the investment. In addition, 2005 includes the recognition of a loss resulting from the sale of a GNMA certificate, with no comparable loss in 2006.


Funds from Operations
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures, and fund other cash needs.

The following table reconciles net income to FFO for the three months ended March 31, 2006 and 2005:


(In thousands)
                                                         2006            2005
                                                       --------        --------
Net income                                             $  2,169        $  2,827

Add back: depreciation of real property                $    450             366
                                                       --------        --------

FFO                                                    $  2,619        $  3,193
                                                       ========        ========

Cash flows from:
  Operating activities                                 $  1,654        $  3,732
                                                       ========        ========
  Investing activities                                 $    233        $(33,448)
                                                       ========        ========
  Financing activities                                 $(12,423)       $ 37,170
                                                       ========        ========

Weighted average shares outstanding:
Basic                                                     8,304           8,337
                                                       ========        ========
Diluted                                                   8,307           8,344
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

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At March 31, 2006, we had approximately $20.0 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our declaration of trust. We also had $250.0 million available to borrow, contractually, under our new repurchase facility at March 31, 2006. Subsequently, we borrowed $29.2 million off of this facility to purchase a note from CharterMac (see Note 11 to the condensed consolidated financial statements). In April 2006, an amendment was approved to extend our facility with CharterMac to June 2007 and increase the amount available to borrow from $20.0 million to $50.0 million.

From time to time, we may also issue common shares or other equity to fund investing activity. During 2005, our subsidiary issued $25.0 million of variable-rate Preferred Securities. The proceeds received were used to purchase FNMA certificates.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

We are expecting to utilize Collateralized Debt Obligations ("CDOs") as a financing tool to lower our cost of capital and thereby enhance our investment capabilities and opportunities. Tapping these securitization markets should enable the Company to compete in debt markets in which we have not competed effectively in the past and to originate a wide variety of debt products, including floating or fixed rate assets, first mortgages, subordinate participations in first mortgages, bridge loans, mezzanine loans, etc. We intend for the assets to be aggregated on our balance sheet and later securitized. It is anticipated that our origination activity would begin to increase in the second quarter of 2006 with the goal of completing our first CDO securitization by the third quarter of 2006, although there are no assurances that we will proceed with such a program.

SUMMARY OF CASH FLOWS

During the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, the net change in cash and cash equivalents decreased approximately $18.0 million. Despite increased cash flows from receivables collected and equity income received, operating cash flows decreased by approximately $2.1 million primarily due to lower earnings and the payment of certain payables and Advisory fees incurred in 2005.

A decrease in net cash used in investing activities (approximately $33.7 million) was due to the decline in investments made during the first quarter of 2006, as compared to 2005. This was due to shifting our focus to originating loans for our first CDO securitization, most of which are due to close during the second quarter of 2006. There was also a decrease in net cash provided by financing activities (approximately $49.6 million) that can be attributed to the lower level of investing activity during the 2006 period, offset by partial repayments made to the repurchase facilities and the full repayment of the warehouse facility.

LIQUIDITY REQUIREMENTS AFTER MARCH 31, 2006

During April 2006, we have closed approximately $108.0 million of first mortgage loans, including a $26.0 million loan purchased from CharterMac, the parent of our Advisor (see Note 11 to our condensed consolidated financial statements). We plan to securitize these loans in our first CDO. In addition to these loans, we anticipate approximately another $226.0 million in acquisition volume for the CDO securitization to close during the second quarter of 2006. Financing for the anticipated acquisitions is expected to be made through our new repurchase facility with BOA (see Note 5 to our condensed consolidated financial statements).

During May 2006, distributions of approximately $3.3 million ($0.40 per share), which were declared in March 2006, will be paid to common shareholders.

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the three months ended March 31:


(In thousands)
                                               2006         2005
                                              ------       ------
Total dividends                               $3,322       $3,334
Return of capital:
  Amount                                      $1,152       $  508
  Per share                                    $0.14        $0.06
  Percent of total dividends                   34.69%       15.22%


Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 10 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.


                                                             Payments Due by Period
                                                                 (In thousands)
                                           -----------------------------------------------------------
                                                       Less than                             More than
                                             Total       1 Year    1 - 3 Years  3 - 5 Years   5 Years
                                           ---------   ---------   -----------  -----------  ---------
Debt:
  Repurchase facilities                     $205,650    $205,650    $     --     $     --    $     --
  Mortgage loan on real estate owned (1)      40,355         504       1,200        1,350      37,301
  Preferred shares of subsidiary
    (subject to mandatory repurchase)         25,000          --          --           --      25,000
Funding Commitments:
  Standby and forward loan commitments         4,798       3,914         884           --          --
                                            --------    --------    --------     --------    --------

Total                                       $275,803    $210,068    $  2,084     $  1,350    $ 62,301
                                            ========    ========    ========     ========    ========


(1) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Portfolio) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The first mortgage loan is non-recourse with respect to AMAC, the debt service is paid from the cash flows of the properties, and we will not be required to satisfy the obligation.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we are increasing our originations of variable rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings which have variable interest rates that reset relatively rapidly, such as weekly, monthly, or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase and our trust preferred securities bear interest at rates that fluctuate with LIBOR.

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. We enter into certain hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions include interest rate swaps and fair value hedges. Interest rates swaps are entered into in order to hedge against increases in floating rates on our repurchase facilities. Fair value hedges are entered into for some of our investments to hedge our risk that interest rates may affect the fair value of these investments, prior to securitization.

Based on the $200.7 million unhedged portion of the $230.7 million of borrowings outstanding at March 31, 2006, and a fair value hedge on a $5.0 million note, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $2.0 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% increase in LIBOR would increase our annual net income and cash flows from such loans by approximately $387,000. The net effect of a 1% increase in LIBOR would therefore result in a reduction of our annual net income by approximately $1.6 million. In addition, an increase in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

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

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. In January 2006, our Advisor initiated an internal audit function by hiring an external specialty firm to execute the function. Other than the foregoing, there have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS

           On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleges that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claims, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit seeks, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents are unenforceable and constitute a cloud on title. The basic claim of this suit is for the amount of $1.5 million. The discovery phase of this suit has been completed. A motion for summary judgment was filed by us, but was denied on July 25, 2005. It is not known when the case will be called to trial.

           We filed a countersuit on November 25, 2003, against Concord Gulfgate, Ltd., as guarantor, seeking a deficiency on the loan and recovery of unpaid taxes and certain property receipts. We are currently unable to determine the possible outcome of the litigation.

ITEM 1A.   RISK FACTORS

           There have been no material changes to the risk factors as disclosed in our filing on form 10-K for the year ended December 31, 2005.

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: May 10, 2006          By:     /s/ Jeff T. Blau
                                    ----------------
                                    Jeff T. Blau
                                    Chairman of the Board of Trustees
                                    and Chief Executive Officer


Date: May 10, 2006          By:     /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Managing Trustee and Chief Financial Officer

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Jeff T. Blau, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2006, of American Mortgage Acceptance Company;

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


         Date:  May 10, 2006                        By:  /s/ Jeff T. Blau
                ------------                             ----------------
                                                         Jeff T. Blau
                                                         Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Alan P. Hirmes, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2006, of American Mortgage Acceptance Company;

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


         Date:  May 10, 2006                        By:  /s/ Alan P. Hirmes
                ------------                             ------------------
                                                         Alan P. Hirmes
                                                         Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending March 31, 2006 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), Jeff
T. Blau, as Chief Executive Officer of the Company, and Alan P. Hirmes, as Chief Financial Officer of the Company each hereby certifies, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ Jeff T. Blau                               By:  /s/ Alan P. Hirmes
     ----------------                                    ------------------
     Jeff T. Blau                                        Alan P. Hirmes
     Chief Executive Officer                             Chief Financial Officer
     May 10, 2006                                        May 10, 2006


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.