Form 10-Q
period 2006-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2006-08-08
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006


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

As of July 31, 2006, there were 8,305,878 outstanding common shares of the registrant's shares of beneficial interest, $0.10 par value.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q


                                                                                                       PAGE
PART I
                 Item 1.        Condensed Consolidated Financial Statements                              3
                 Item 2.        Management's Discussion and Analysis of Financial Condition and
                                    Results of Operations                                               16
                 Item 3.        Quantitative and Qualitative Disclosures about Market Risk              23
                 Item 4.        Controls and Procedures                                                 23

PART II
                 Item 1.        Legal Proceedings                                                       24
                 Item 1A.       Risk Factors                                                            24
                 Item 2.        Unregistered Sales of Equity Securities and Use of Proceeds             24
                 Item 3.        Defaults Upon Senior Securities                                         24
                 Item 4.        Submission of Matters to a Vote of Security Holders                     24
                 Item 5.        Other Information                                                       24
                 Item 6.        Exhibits                                                                24

SIGNATURES                                                                                              25


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                     ASSETS


                                                                                June 30,   December 31,
                                                                                 2006          2005
                                                                              -----------  -----------
                                                                              (Unaudited)
Cash and cash equivalents                                                      $   3,692    $  11,214
 Investments
   Debt securities at fair value                                                 194,286      222,723
   Mortgage loans receivable, net                                                199,762       51,981
   Notes receivable, net                                                          13,725       13,725
   Revenue bonds                                                                   6,489        6,626
   ARCap                                                                          22,278       20,678
   Real estate owned - held and used, net                                         67,500       68,793
Accounts receivable                                                                2,920        3,079
Other assets                                                                       6,498        1,904
                                                                               ---------    ---------

Total assets                                                                   $ 517,150    $ 400,723
                                                                               =========    =========

                                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Repurchase facilities payable                                                $ 184,253    $ 209,101
  CDO repurchase facility                                                        127,644           --
  Line of credit - related party                                                  27,042           --
  Warehouse facility payable                                                        --          4,070
  Mortgages payable on real estate owned                                          40,220       40,487
  Preferred shares of subsidiary (subject to mandatory repurchase)                25,000       25,000
  Accounts payable and accrued expenses                                            2,613        1,599
  Due to Advisor and affiliates                                                    1,891        2,961
  Distributions payable                                                            3,322        3,322
                                                                               ---------    ---------

Total liabilities                                                                411,985      286,540
                                                                               ---------    ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000 shares authorized;
   8,719 issued and 8,304 outstanding in 2006 and 2005                               871          871
  Treasury shares of beneficial interest at par; 415 shares in 2006 and 2005         (42)         (42)
  Additional paid-in capital                                                     126,427      126,357
  Share-based compensation                                                            --          (20)
  Accumulated deficit                                                            (17,027)     (17,766)
  Accumulated other comprehensive (loss) income                                   (5,064)       4,783
                                                                               ---------    ---------

Total shareholders' equity                                                       105,165      114,183
                                                                               ---------    ---------

Total liabilities and shareholders' equity                                     $ 517,150    $ 400,723
                                                                               =========    =========


            See accompanying notes to condensed financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                     Three Months Ended      Six Months Ended
                                                          June 30,               June 30,
                                                    --------------------   --------------------
                                                      2006        2005       2006        2005
                                                    --------    --------   --------    --------
Revenues:
   Interest income:
     Debt securities                                $  2,996    $  3,339   $  6,215    $  6,371
     Mortgage loans                                    3,687       1,148      5,675       1,763
     Notes receivable                                    216         378        449         857
     Revenue bonds                                       141         146        284         293
     Temporary investments                                52          67        135          84
   Rental income of real estate owned -
    held and used                                      2,338       2,283      4,731       4,467
   Other revenues                                        157         499        162         728
                                                    --------    --------   --------    --------
     Total revenues                                    9,587       7,860     17,651      14,563
                                                    --------    --------   --------    --------

Expenses:
   Interest                                            4,227       1,735      6,586       2,917
   Interest - distributions to preferred
    shareholders of subsidiary (subject to
    mandatory repurchase)                                556         432      1,074         500
  Mortgage interest for real estate owned
    - held and used                                      595         603      1,192       1,208
   Property operations of real estate owned
    - held and used                                    1,185       1,046      2,650       1,966
   General and administrative                            490         468        978         905
   Fees to Advisor                                       977         680      1,803       1,374
   Depreciation                                          450         336        900         702
   Amortization and other                                 15          91         30         224
                                                    --------    --------   --------    --------
     Total expenses                                    8,495       5,391     15,213       9,796
                                                    --------    --------   --------    --------

Other income:
   Equity in earnings of ARCap                         2,397         600      3,076       1,200
   Loss on repayment of debt securities                 (153)         --       (153)        (71)
   Change in fair value of derivative instruments      1,879          --      2,023          --
                                                    --------    --------   --------    --------
     Total other income                                4,123         600      4,946       1,129
                                                    --------    --------   --------    --------

   Net income                                       $  5,215    $  3,069   $  7,384    $  5,896
                                                    ========    ========   ========    ========

   Net income per share (basic and diluted) $           0.63    $   0.37   $   0.89    $   0.71
                                                    ========    ========   ========    ========

   Dividends per share                              $   0.40    $   0.40   $   0.80    $   0.80
                                                    ========    ========   ========    ========

   Weighted average shares outstanding:
     Basic                                             8,304       8,311      8,304       8,324
                                                    ========    ========   ========    ========
     Diluted                                           8,304       8,311      8,305       8,327
                                                    ========    ========   ========    ========


            See accompanying notes to condensed financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                       Six Months Ended
                                                                           June 30,
                                                                    ----------------------
                                                                      2006         2005
                                                                    ---------    ---------
Cash flows from operating activities:
   Net income                                                       $   7,384    $   5,896

   Adjustments  to  reconcile  net  income  to net cash  provided by  operating activities:
     Depreciation expense                                                 900          702
     Change in fair value of derivative instruments                    (2,023)          --
     Equity in earnings of ARCap                                       (3,076)      (1,200)
     Net loss on sale or repayment of assets                              153           71
     Amortization and accretion                                          (144)         176
     Other non-cash expense                                                89           20
     Distributions received from equity investee                        1,716        1,200
     Changes in operating assets and liabilities:
       Accounts receivable                                                159         (461)
       Other assets                                                       223         (250)
       Due to Advisor and affiliates                                   (1,070)         462
       Accounts payable and accrued expenses                              921          (41)
                                                                    ---------    ---------
Net cash provided by operating activities                               5,232        6,575
                                                                    ---------    ---------

Cash flows from investing activities:
   Funding and purchase of mortgage loans                            (153,759)     (21,178)
   Principal repayments of mortgage loans                               5,450           --
   Investment in debt securities                                           --      (40,443)
   Principal repayments of debt securities                             17,945        6,313
   Purchase of mortgage loans on real estate owned                         --      (17,150)
   Proceeds from sale of real estate owned                                 --        7,474
   Principal repayment on real estate owned                                --          480
   Funding of notes receivable                                             --         (472)
   Repayment of notes receivable                                           --        8,177
   Principal repayment of revenue bonds                                    90          104
   Additions to real estate owned                                          --          (14)
                                                                    ---------    ---------
Net cash used in investing activities                                (130,274)     (56,709)
                                                                    ---------    ---------


                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                            Six Months Ended
                                                                June 30,
                                                         ----------------------
                                                           2006         2005
                                                         ---------    ---------
Cash flows from financing activities:
   Proceeds from CDO repurchase facility                   127,644           --
   Proceeds from repurchase facilities                       7,368       63,548
   Repayments of repurchase facilities                     (32,216)     (20,041)
   Proceeds from warehouse facility                             --          243
   Repayments of warehouse facility                         (4,070)          --
   Proceeds from line of credit - related party             67,542       14,761
   Repayments of line of credit - related party            (40,500)     (19,361)
   Deferred financing costs                                 (1,604)        (802)
   Distributions paid to shareholders                       (6,644)      (6,671)
   Treasury stock purchases                                     --         (368)
   Issuance of preferred shares of subsidiary                   --       25,000
                                                         ---------    ---------

Net cash provided by financing activities                  117,520       56,309
                                                         ---------    ---------

Net (decrease) increase in cash and cash equivalents        (7,522)       6,175

Cash and cash equivalents at the beginning of the year      11,214        2,674
                                                         ---------    ---------

Cash and cash equivalents at the end of the period       $   3,692    $   8,849
                                                         =========    =========


            See accompanying notes to condensed financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



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

In March  2006,  we formed  AMAC CDO  Funding  I ("AMAC  CDO"),  a wholly  owned
subsidiary,   for  the  purposes  of  managing  our  first  Collateralized  Debt
Obligation ("CDO") Securitization (see Note 5).

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2006, and the results of our operations and our cash flows. However, the operating results for interim periods may not be indicative of the results for the full year.

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

Our annual report on Form 10-K for the year ended December 31, 2005, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2005, except as noted below. As previously disclosed, we converted a portion of our preferred investment in ARCap Investors, LLC ("ARCap") to common units. While we continue to account for this investment under the equity method, a portion of the equity income recorded is based on the preferred dividend, while the balance is based on our proportionate share of common units outstanding.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain prior year amounts, in particular the reclassification of results of operations of our real estate owned - held and used portfolio, have been reclassified to conform to the current year presentation.

NEW ACCOUNTING PRONOUNCEMENTS

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)") which replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting this standard was not material to us. See also
Note 8.

In November 2005, the FASB issued Staff Position 115 / 124 - 1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The Staff Position clarified, among other matters, the determination as to when an

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



unrealized loss on debt securities should be reflected in the income statement as opposed to accumulated other comprehensive income and was effective as of the first quarter of 2006. Application of the Staff Position had no material impact on our results of operations.

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

Information regarding our investments in debt securities is as follows:


(In thousands)
                                           June 30,         December 31,
                                            2006               2005
                                          ---------         -----------
Amortized cost                            $ 200,698          $ 218,891
                                          ---------          ---------
Unrealized gains                              1,988              5,707
Unrealized losses                            (8,400)            (1,875)
                                          ---------          ---------
Net unrealized (loss) gain                   (6,412)             3,832
                                          ---------          ---------
Fair value                                $ 194,286          $ 222,723
                                          =========          =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position at June 30, 2006, and December 31, 2005, is summarized in the table below:


(Dollars in thousands)
                                 June 30, 2006                     December 31, 2005
                       ---------------------------------   ---------------------------------
                       Less than    12 Months              Less than    12 Months
                       12 Months     or More     Total     12 Months     or More      Total
                       ---------    ---------   --------   ---------    ---------   --------
Number of securities          29           5          34           8          16          24
Fair value              $137,697    $ 10,900    $148,597    $ 25,905    $ 56,281    $ 82,186
Gross unrealized
loss                    $  6,936    $  1,464    $  8,400    $    197    $  1,678    $  1,875


These unrealized losses are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, we have the intent and ability to hold these securities to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, we have concluded that these declines in value are temporary. As such, no impairment charges have been recorded.

At June 30, 2006, all of our debt securities were pledged as collateral under our repurchase facilities. At June 30, 2006, we had no availability to borrow against these debt securities.

During April 2006, we sold a debt security and a related mortgage loan (see Note
3).

NOTE 3 - MORTGAGE LOANS

During April 2006, AMAC CDO purchased a first mortgage loan from CharterMac, the parent of our Advisor, at approximately its $26.0 million face value. This note, along with an existing $5.0 million subordinated participation we already owned, were assigned to AMAC CDO and pledged as collateral under the CDO repurchase facility, in exchange for $29.2 million in funds.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



Including the first mortgage loan purchased from CharterMac, we partially or fully funded ten first mortgage loans and subordinated notes, totaling approximately $151.7 million, for the CDO securitization. The loans bear interest at a weighted average interest rate of 6.37%.

During April 2006, we sold a debt security and a mortgage loan, both pertaining to one property, for approximately $15.5 million. We received $14.6 million of the sale proceeds, of which $14.2 was used to repay funds we had borrowed from our repurchase facilities. During July 2006, we received the final payment of sale proceeds. As a result of the sale, we recognized a loss of approximately $138,000 due to the write-off of an unamortized premium on the debt security. We also recognized income of approximately $131,000 due to the accelerated amortization of a loan origination fee on the mezzanine loan, which is included in other revenues on our condensed consolidated statements of income for the three and six month period ended June 30, 2006.

NOTE 4 - REAL ESTATE OWNED

Real estate owned consisted of the following:


(Dollars in thousands)
                                                                                   Carrying    Carrying
                                                                                    Value        Value
                                                                                    as of        as of
                                                   Number of                       June 30,   December 31,
                                                     Units          Location         2006        2005
                                                   ---------    ---------------   ---------   -----------
Real Estate Owned - Held and Used, net

Concord Portfolio                                        852        Houston, TX   $  53,127    $  53,407
   Less: accumulated depreciation                                                    (3,735)      (3,062)
                                                                                  ---------    ---------
Subtotal                                                                             49,392       50,345
                                                                                  ---------    ---------

Reserve at Autumn Creek                                  212    Friendswood, TX      19,349       19,462
                                                   ---------
   Less: accumulated depreciation                                                    (1,241)      (1,014)
                                                                                  ---------    ---------
Subtotal                                                                             18,108       18,448
                                                                                  ---------    ---------

Total Real Estate Owned - Held and Used, net           1,064                      $  67,500    $  68,793
                                                   =========                      =========    =========

Mortgages Payable on Real Estate Owned

Concord Portfolio                                                                 $  40,220    $  40,487
                                                                                  =========    =========


NOTE 5 - CDO REPURCHASE FACILITY

In addition to our existing repurchase facilities, we executed a new repurchase agreement during March 2006 with Bank of America ("BOA"). The purpose of this facility is to fund up to $250.0 million of investments that are to be placed into our first CDO securitization. Advance rates on the borrowings from this facility, ranging from 50% to 95% of collateral value, will be determined on a loan-by-loan basis. Interest on the borrowings, which range from LIBOR plus 0.50% to LIBOR plus 2.25%, are also determined on a loan-by-loan basis. The repurchase facility expires upon inception of the CDO securitization, or six months after the inception of the repurchase facility, whichever comes first. At June 30, 2006, we had approximately $127.6 million of borrowings outstanding under this facility, at a weighted average interest rate of 6.27%. In connection with the CDO securitization, we have prepaid approximately $1.5 million of a 1% fee due in full when the CDO is securitized. These fees, which are non-refundable, have been deferred and will be amortized over the life of the CDO securitization.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



NOTE 6 - DERIVATIVE INSTRUMENTS

CASH FLOW HEDGE OF DEBT

As of June 30, 2006, we had one interest rate swap with a notional amount of $30.0 million, which is designated as a cash flow hedge with the hedged item being the interest payments on our variable-rate repurchase facilities. This swap is recorded at fair value, with changes in fair value recorded in accumulated other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. There was no ineffectiveness in the hedging relationship during the periods reported. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

We expect that the swap will be highly effective in achieving offsetting changes in cash flows throughout its term.

FREE STANDING DERIVATIVES RELATED TO INVESTMENTS

We also have sixteen interest rate swaps with an aggregate notional amount of $185.0 million that are hedging changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps and therefore, the changes in the fair value of these swaps are included in net income.


FINACIAL STATEMENT IMPACT

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable, accrued expenses and other liabilities and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded at June 30 were as follows:


(In thousands)                                  2006         2005
                                               ------       ------
Net asset position                             $3,920       $  366
Net liability position                         $  131       $   --


 Interest expense included the following related to our swaps:


                                   Three months ended          Six months ended
                                        June 30,                   June 30,
                                  --------------------       --------------------
                                   2006          2005         2006          2005
                                  ------        ------       ------        ------
Interest income                   $(127)        $  --        $(202)        $  --
Interest expense                     61            36           66           107
                                  -----         -----        -----         -----

Net                               $ (66)        $  36        $(136)        $ 107
                                  =====         =====        =====         =====


The change in the fair value of our free standing derivatives for the six months ended June 30, 2006 was $2.0 million and is recorded in other income on our condensed consolidated statements of income.

We estimate that approximately $267,000 of the net unrealized gain included in accumulated other comprehensive income will reduce interest expense within the next twelve months.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



NOTE 7 - SHAREHOLDERS' EQUITY

Comprehensive income for the six months ended June 30, 2006 and 2005, was as follows:


(In thousands)                                               Six months ended
                                                                 June 30,
                                                          ----------------------
                                                            2006          2005
                                                          --------      --------
Net income                                                $  7,384      $  5,896
Net unrealized gain on derivative instruments                  205           237
Net unrealized holding (loss) gain on investments          (10,293)        1,824
Comprehensive income of equity investments                     240            --
                                                          --------      --------
Comprehensive (loss) income                               $ (2,464)     $  7,957
                                                          ========      ========


NOTE 8 - SHARE-BASED COMPENSATION

In accordance with our Amended and Restated Incentive Share Option Plan (the "Plan"), our board of trustees can award share options to trustees, officers and employees of AMAC and employees of our Advisor and its affiliates. As of June 30, 2006, a maximum of 643,536 options can be granted, with annual limits based upon formulas specified in the Plan. Option terms and vesting requirements are determined at the time of grant, provided that the term is no longer than ten years.

On January 1, 2006, we adopted SFAS No. 123(R) under the modified prospective method. Since we previously accounted for our share-based compensation as expense under the fair value provisions of SFAS No. 123, our adoption did not significantly impact our financial position or our results of operations.

In accordance with SFAS No. 123(R), we accrue compensation cost based on the estimated fair value of the options issued and amortize those costs over the vesting period. Because the grant recipients are not our employees and vesting of the options is contingent upon the recipient continuing to provide services to us, we estimate the fair value of the options at each period-end up to the vesting date and adjust recorded amounts accordingly.

As of June 30, 2006,  all of our share options were fully  amortized,  and there
was  no  unrecognized   compensation  cost  related  to  non-vested  share-based
compensation grants.

The following table summarizes share option activity in the Plan for the six months ended June 30, 2006:

                                                                          Weighted
                                                                           Average
                                                             Weighted     Remaining
                                                              Average    Contractual    Aggregate
                                                             Exercise     Term (in      Intrinsic
                                                Options        Price        years)        Value
                                             -----------------------------------------------------

Outstanding at beginning of year                187,052       $15.78         4.91           --

Granted                                              --           --           --           --
Forfeited/expired                                    --           --           --           --
Exercised                                            --           --           --           --
                                             -----------------------------------------------------
Outstanding at end of period                    187,052       $15.78         4.66           --
                                             =====================================================

Exercisable at end of period                    187,052       $15.78         4.66           --
                                             =====================================================

Compensation cost recorded                     $ 59,000
                                             =============


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



The options outstanding had no intrinsic value at June 30, 2006, as the Company's closing stock price on the last trading day of the second quarter was less than the exercise prices. This amount will change based on the fair market value of the Company's stock.

NOTE 9 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)


Three Months Ended June 30, 2006:              Income       Shares     Per Share
                                               ------       ------     ---------
   Basic EPS                                   $5,215        8,304       $0.63
   Effect of dilutive securities                   --           --          --
                                               ------       ------       -----
   Diluted EPS                                 $5,215        8,304       $0.63
                                               ======       ======       =====

Three Months Ended June 30, 2005:

   Basic EPS                                   $3,069        8,311       $0.37
   Effect of dilutive securities                   --           --          --
                                               ------       ------       -----
   Diluted EPS                                 $3,069        8,311       $0.37
                                               ======       ======       =====

Six Months Ended June 30, 2006:

   Basic EPS                                   $7,384        8,304       $0.89
   Effect of dilutive securities                   --            1          --
                                               ------       ------       -----
   Diluted EPS                                 $7,384        8,305       $0.89
                                               ======       ======       =====

Six Months Ended June 30, 2005:

   Basic EPS                                   $5,896        8,324       $0.71
   Effect of dilutive securities                   --            3          --
                                               ------       ------       -----
   Diluted EPS                                 $5,896        8,327       $0.71
                                               ======       ======       =====


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



NOTE 10 - RELATED PARTY TRANSACTIONS

The costs paid or payable to our Advisor were as follows:


(In thousands)
                                                 Three Months Ended   Six Months Ended
                                                      June 30,            June 30,
                                                 ------------------   ----------------
                                                   2006      2005      2006      2005
                                                 --------  --------   ------    ------
Shared services expenses                          $  497    $  210    $  699    $  456
Asset management fees                                480       382       916       710
Incentive management fee (1)                        --          88       188       208
                                                  ------    ------    ------    ------

                                                  $  977    $  680    $1,803    $1,374
                                                  ======    ======    ======    ======

Interest paid on related party line of credit$       745    $   --    $  745    $   11
                                                  ======    ======    ======    ======


(1) Accrual based on proportion of actual earnings as compared to our estimates of full-year results. Due to an amendment to our Amended and Restated Advisory Services Agreement, the calculation of the annual incentive management fee payable to our Advisor excludes any gains or losses resulting from the change in fair value of our derivative instruments. As such, no accrual was recorded for the three months ended June 30, 2006.

During April 2006, we purchased a first mortgage loan from CharterMac for the CDO securitization (see Note 3). Including this loan, we partially or fully funded ten first mortgage loans and subordinated notes, totaling approximately $151.7 million, for the CDO securitization. All of these loans were originated by CharterMac Mortgage Capital ("CMC"), an affiliate of our Advisor. CMC received approximately $608,000 in loan origination fees related to these originations, all of which were paid by the borrowers.

During April 2006, we amended our loan agreement with CharterMac to increase our borrowing capacity to $50.0 million and extend the maturity date of the facility to June 2007.

During April 2006, we funded a $27.0 million first mortgage loan to a property developed by a company controlled by the chairman of CharterMac. In the opinion of management, the terms of the transaction are consistent with those of transactions with independent third parties.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

a) Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleges that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claims, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit seeks, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents are unenforceable and constitute a cloud on title. The basic claim of this suit is for the amount of $1.5 million. The discovery phase of this suit has been completed. A motion for summary judgment was filed by us, but was denied on July 25, 2005. It is expected that the case will be called to trial in September 2006. No reserve has been made at June 30, 2006.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



We filed a countersuit on November 25, 2003, against Concord Gulfgate, Ltd., as guarantor, seeking a deficiency on the loan and recovery of unpaid taxes and certain property receipts. We are currently unable to determine the possible outcome of the litigation.

b)   Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, which could have potentially resulted in an aggregate exposure of $7.5 million. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC, a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at June 30, 2006, was $3.2 million, although we expect that we will not be called upon to fund these guarantees.

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

Future Funding Commitments
--------------------------

We are committed to additionally fund the following bridge and mezzanine loans at June 30, 2006:


                                                                                (In thousands)
                                                                          MAXIMUM AMOUNT OF COMMITMENT
                                                                     ------------------------------------
                                                         NO. OF APT.              LESS THAN 1
ISSUE DATE    PROJECT                 LOCATION              UNITS       TOTAL        YEAR       1-3 YEARS
---------------------------------------------------------------------------------------------------------
Jun-04        Woods of Mandarin       Jacksonville, FL       401       $  428      $  428        $   --
Apr-05        Atlantic Hearthstone    Hillsborough, NJ       198        1,847       1,847            --
May-05        Pasadena                Pasadena, FL           198          198         198            --
Jul-05        222 Pearson             Chicago, IL            219          217         217            --
Jul-05        Bayfront Villas         Gulfport, FL           120          142         142            --
Sep-05        Marbella                Clearwater, FL          --          154         154            --
                                                        -------------------------------------------------

TOTAL FUTURE FUNDING COMMITMENTS                           1,136       $2,986      $2,986        $   --
                                                        =================================================


NOTE 12 - SUBSEQUENT EVENTS

In June 2006, CharterMac, an affiliate of our Advisor, announced its intent to acquire all of the membership interests of ARCap, including those that we own. The board of trustees of AMAC formed a special committee of the board (consisting only of our independent trustees) to evaluate the offer. During July 2006, we received a purchase agreement from ARCap pursuant to which ARCap's investors, including AMAC, would receive a price of approximately $35 per membership unit, which amounts to approximately $28.0 million for our investment. The special committee has recommended, and our entire board has approved, our entering into the agreement to sell our membership interests. Should the transaction occur, prior to closing we will also receive from ARCap a special distribution which we expect to amount to approximately $12.0 million. In total, these transactions would yield incremental net income of approximately $13.5 million, after accounting for incentive management fees payable to our Advisor. Assuming the transaction closes and we receive the amounts assumed above, we expect that we will make a special distribution to our common shareholders during 2006 in the range of $1.40 to $1.50 per share, subject to board approval and an ability to achieve our business plan before the end of the year. We expect the transaction to close in August 2006. Following the completion of the transaction, we may also receive an additional special

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2006
                                   (Unaudited)



distribution should ARCap's working capital at the acquisition date exceed that required by the purchase agreement. There can be no assurance, however, that we will receive any additional amount.

In addition to approving the sale of our ARCap investment, our board also approved changes to the number of trustees on the board, appointments to the board and other management changes, contingent upon the transactions described above. Such changes will be disclosed upon the closing of the transactions.

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

     o    Interest rate fluctuations;

     o Risks associated with hedging transactions, which can limit gains and increase exposure to loss;

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

     o Risks associated with the repurchase agreements we utilize to finance our investments and the availability of financing generally; and

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

Factors Affecting Comparability
-------------------------------

During March 2005, we issued $25.0 million of Floating-Rate Preferred Securities through a subsidiary. Due to the mandatory redemption feature of these securities, the payments or accruals of dividends and other amounts to be paid to the holders of these securities are reported as interest costs. As a result, these interest costs are classified as Interest - Distributions to Preferred Shareholders of Subsidiary (Subject to Mandatory Repurchase) in our condensed consolidated statements of income. During the first six months of 2006, we recorded a full period of these costs, as compared to costs relating to three and a half months in the comparable 2005 period.

Results of Operations
---------------------

The following is a summary of our operations for the three and six months ended June 30, 2006 and 2005:

(In thousands)


                      Three Months Ended June 30,      Six Months Ended June 30,
                      ---------------------------    ----------------------------
                        2006       2005    Change      2006       2005     Change
                      -------    -------   ------    -------    -------    ------
Total revenues        $ 9,587    $ 7,860     22.0%   $17,651    $14,563      21.2%
Total expenses          8,495      5,391     57.6     15,213      9,796      55.3
Total other income      4,123        600    587.2      4,946      1,129     338.1
                      -------    -------    -----    -------    -------     -----
Net income            $ 5,215    $ 3,069     69.9%   $ 7,384    $ 5,896      25.2%
                      =======    =======    =====    =======    =======     =====


In both the three and six month period ended June 30, 2006, as compared to the same periods in 2005, revenues increased mainly due to the funding of several new first mortgage loans and subordinated notes during the second quarter of 2006. Expenses have also increased for these periods due to higher financing costs (particularly due to increased borrowings used to finance an increased level of investing and higher interest rates) and higher Advisory costs due to increased allocations of overhead costs and management fees due to increased levels of acquisition. For the six months ended June 30, 2006, expenses also increased due to the recognition of certain property level costs for real estate owned. Other income increased due to the conversion of ARCap shares from preferred to common, earning higher equity income, and from an increase in the fair value of interest rate swaps used to economically hedge the changes in the fair value of certain investments.

REVENUES

                                           Three Months                        Six Months
                                       Ended June 30, 2006                 Ended June 30, 2006
                              -----------------------------------  ---------------------------------
                               % Change    % of 2006    % of 2005   % Change   % of 2006   % of 2005
                              from prior     Total        Total    from Prior    Total       Total
                                Period      Revenues    Revenues     Period     Revenues    Revenues
                              ----------------------------------------------------------------------
Interest income:
   Debt securities              (10.3)%       31.3%       42.5%       (2.4)%      35.2 %     43.7%
   Mortgage loans               221.2         38.4        14.6       221.9        32.2       12.1
   Notes receivable             (42.9)         2.3         4.8       (47.6)        2.5        5.9
   Revenue bonds                 (3.4)         1.5         1.9        (3.1)        1.6        2.0
   Temporary investments        (22.4)         0.5         0.9        60.7         0.8        0.6
Other revenues                  (68.5)         1.6         6.3       (77.7)        0.9        5.0
                                -----        -----       -----       -----       -----      -----
  Subtotal                       30.0         75.6        71.0        28.0        73.2       69.3

Rental income                     2.4         24.4        29.0         5.9        26.8       30.7
                                -----        -----       -----       -----       -----      -----


Total revenues                   22.0 %      100.0%      100.0%       21.2 %     100.0 %    100.0%
                                =====        =====       =====       =====       =====      =====


Revenues were generated by the following investments (exclusive of Real Estate Owned and ARCap):


(In thousands)
                                      As of                                  As of
                                  June 30, 2006                          June 30, 2005
                      -------------------------------------   -------------------------------------
                                                 Weighted                                Weighted
                      Carrying         % of       Average     Carrying        % of       Average
                       Amount         Total    InterestRate    Amount         Total   Interest Rate
                      -----------------------------------------------------------------------------
Debt securities       $194,286         46.9%       6.17%      $230,308         78.1%       6.32%
Mortgage loans         199,762         48.2        8.67         42,458         14.4       12.90
Notes receivable        13,725          3.3       10.63         15,424          5.2        9.45
Revenue bonds            6,489          1.6        8.68          6,656          2.3        8.69
                      --------       ------       -----       --------       ------       -----
                      $414,262        100.0%       7.54%      $294,846        100.0%       7.71%
                      ========       ======       =====       ========       ======       =====


Interest income from debt securities decreased primarily due to the payoff of four debt security certificates during 2006 and the second half of 2005, offset by the funding of four lower yielding debt security certificates in 2006.

Interest income from mortgage loans increased for the three and six months ended June 30, 2006, as compared to 2005, primarily due to the funding of ten CDO first mortgage loans and subordinated notes and the partial funding of several existing mezzanine loans during 2006. The decrease in the weighted average interest rates on mortgage loans as of June 30, 2006, as compared to June 30, 2005, was primarily due to the funding of a greater amount of fixed-rate first mortgage loans for our CDO initiative, as opposed to variable-rate mezzanine loans, as we have done in the past.

Interest income from notes receivable decreased for the three and six months ended June 30, 2006, as compared to 2005, primarily due to the payoff of four notes during 2005.

Interest income from temporary investments decreased for the three months ended June 30, 2006, as compared to 2005, primarily due to the investment of excess cash on hand resulting from the payoff of several loans and GNMA certificates that occurred during 2005. We had less cash on hand in the second quarter of 2006, due to an increase in our first mortgage loan investment activity. The balances increased for the six months ended June 30, 2006, as compared to 2005 due to the higher repayment activity and less investing activity in the first quarter of 2006 as compared to 2005.

Other revenues decreased for the three and six months ended June 30, 2006, primarily due to the 2005 recognition of income from a commitment fee for which the commitment had expired unused. There were no comparable transactions in 2006.


EXPENSES

                                     Three Months Ended              Six Months Ended
                                        June 30, 2006                  June 30, 2006
                              ------------------------------- -------------------------------
                               % Change  % of 2006  % of 2005  % Change  % of 2006  % of 2005
                              from prior    Total     Total   from Prior   Total      Total
                                Period    Revenues  Revenues    Period   Revenues   Revenues
                              ---------------------------------------------------------------
Interest                        143.6 %    44.1 %    22.1 %    125.8 %    37.3 %     20.0%
Distributions to preferred
  shareholders                   28.7       5.8       5.5      114.8       6.1        3.5
General and administrative        4.7       5.1       5.9        8.1       5.5        6.2
Fees to Advisor                  43.7      10.2       8.6       31.2      10.2        9.4
Amortization and other          (83.5)      0.1       1.2      (86.6)      0.2        1.6
                                -----     -----     -----      -----     -----      -----
  Subtotal                       83.9      65.3      43.3       76.9      59.3       40.7

Property operations              13.3      12.4      13.3       34.8      15.0       13.5
Depreciation                     33.9       4.7       4.3       28.2       5.1        4.8
Mortgage interest for real
  estate owned - held and
  used                           (1.3)      6.2       7.7       (1.3)      6.8        8.3
                                -----     -----     -----      -----     -----      -----

Total expenses                   57.6 %    88.6 %    68.6 %     55.3 %    86.2 %     67.3%
                                =====     =====     =====      =====     =====      =====


At June 30, 2006, excluding the non-recourse mortgage on real estate owned, we had total debt of approximately $363.9 million with a weighted average interest rate of 5.95% per year, including the effect of our swap agreement. At June 30, 2005, we had a comparable balance of approximately $230.2 million with a weighted average interest rate of 3.73% per year. The increase in the weighted average interest rate is due to steady increases in market interest rates during 2005 and 2006.

Interest expense increased for the three and six months ended June 30, 2006, as compared to 2005, primarily due to the increased borrowings made during 2006 to fund CDO loan originations and the increase in interest rates during 2005 and 2006.

Due to specific accounting requirements, we classify distributions made on our preferred shares as interest expense. Distributions to preferred shareholders increased for the three and six months ended June 30, 2006, as compared to 2005 due to the issuance of trust preferred securities in March 2005. The 2006 period included six months preferred distributions compared to the three months in 2005. The increase is also due to the increase in interest rates during 2005 and 2006, as the distributions are payable at a variable rate of interest, based on LIBOR.

General and administrative expenses increased for the three and six months ended June 30, 2006, as compared to 2005, primarily due to increased accounting fees, excise taxes, insurance and stock option costs (the last factor due to the accelerated vesting of certain options in 2006). These increases were offset by decreased legal expenses (from a high level of costs associated with foreclosures in 2005) and decreased investor services expenses (due to costs in 2005 related to changes in our trust agreement for which we needed shareholder approval), as compared to 2005.

Fees to Advisor increased for the three and six months ended June 30, 2006, as compared to 2005, due to higher overhead costs because of expansion of our business and higher management fees. While our management fees are now based on equity instead of assets, fees for the first quarter of 2006 were incurred following the asset-based formula. As our asset base is significantly higher this year, fees incurred during the first quarter of 2006 are higher than those incurred in the comparable 2005 period.

Amortization and other costs decreased for the three and six months ended June 30, 2006, as compared to 2005, due to the costs related to our warehouse facility being fully amortized in August 2005.

Property operations represent all non-interest costs at the property level on all of our Real Estate Owned - Held and Used properties. The increase for the three and six months ended June 30, 2006, as compared to 2005, was mainly due to higher property tax costs.

Depreciation expense increased for the three and six months ended June 30, 2006, as compared to 2005, due to a higher base of depreciable real estate owned in 2006 as compared to the 2005 period. In February 2005, we sold the Plaza at San Jacinto property and, in 2006, included depreciation on the larger Autumn Creek property.

OTHER INCOME

Other income increased for the three and six months ended June 30, 2006, as compared to 2005, due to the conversion of 315,000 of our 800,000 ARCap membership units from preferred to common at the end of 2005. Following this conversion, we are earning a higher level of equity income from the common share portion of the investment, which included our proportionate share of a large resecuritization gain in 2006.

During 2006, we expect to receive a special distribution, and we plan to sell our membership units to CharterMac, both of which would generate a significant amount of income in the current year (see Note 12). No assurances can be made at this time on the closing of the sale of our ARCap shares.

In addition, other income includes the changes in the fair value of certain interest rate swaps in 2006 for which we do not apply hedge accounting. At June 30, 2006, we had sixteen interest rate swaps with an aggregate notional amount of $185.0 million. There were no fair value swaps in place at June 30, 2005.

Funds from Operations

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

The following table reconciles net income to FFO for the three and six months ended June 30, 2006 and 2005:


(In thousands)

                                               Three Months Ended             Six Months Ended
                                                    June 30,                      June 30,
                                            ------------------------      ------------------------
                                              2006           2005           2006            2005
                                            ---------      ---------      ---------      ---------
Net income                                  $   5,215      $   3,069      $   7,384      $   5,896

Add back: depreciation of real property     $     450      $     336      $     900      $     702
                                            ---------      ---------      ---------      ---------

FFO                                         $   5,665      $   3,405      $   8,284      $   6,598
                                            =========      =========      =========      =========

Cash flows from:
Operating activities                        $   3,578      $   2,843      $   5,232      $   6,575
                                            =========      =========      =========      =========
Investing activities                        $(130,507)     $ (23,261)     $(130,274)     $ (56,709)
                                            =========      =========      =========      =========
Financing activities                        $ 129,943      $  19,139      $ 117,520      $  56,309
                                            =========      =========      =========      =========

Weighted average shares outstanding:
Basic                                           8,304          8,311          8,304          8,324
                                            =========      =========      =========      =========
Diluted                                         8,304          8,311          8,305          8,327
                                            =========      =========      =========      =========


Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our Real Estate Investment Trust ("REIT") status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code (the "Code"), as amended, we must, among other things, distribute at least 90% of our taxable income and 100% of any capital gain. We believe that we are in compliance with the REIT-related provisions of the Code.

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At June 30, 2006, we had approximately $145.4 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our by-laws. Subsequent to June 30, 2006, we borrowed $33.6 million through our debt facilities.

From time to time, we may also issue common shares or other equity to fund investing activity. During 2005, our subsidiary issued $25.0 million of variable-rate preferred securities. The proceeds received were used to purchase debt securities.

We plan to sell our 800,000 preferred and common shares of ARCap to CharterMac, however, there are no assurances that this sale will close. The planned sale would generate approximately $28.0 million in proceeds in 2006 (see Note 12).

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

We are expecting to utilize CDOs as a financing tool to lower our cost of capital and thereby enhance our investment capabilities and opportunities. Tapping these securitization markets should enable us to compete in debt markets in which we have not competed effectively in the past and to originate a wide variety of debt products, including floating- or fixed-rate assets, first mortgages, subordinate participations in first mortgages, bridge loans, mezzanine loans, etc. We intend for the assets to be aggregated on our balance sheet and later securitized. We have originated and purchased approximately $156.7 million in first mortgage loans and subordinated notes through June 30, 2006, that we expect to be used for our first CDO securitization. Subsequently, we originated approximately $32.5 million in additional first mortgages. Our goal is to complete our first CDO securitization by the end of 2006, although there are no assurances that we will proceed with such a program.

SUMMARY OF CASH FLOWS

During the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, the net change in cash and cash equivalents decreased by approximately $13.7 million. Despite higher net earnings, operating cash flows decreased by approximately $1.3 million primarily due to the timing of the receipt of our equity earnings, as well as the timing of collection of our receivables and payments of our liabilities.

An increase in net cash used in investing activities (approximately $73.6 million) was due to the increase in investments made during the second quarter of 2006, as compared to 2005. This was due to shifting our focus to originating loans for our first CDO securitization. There was also an increase in net cash provided by financing activities (approximately $61.2 million) that can be attributed to the higher level of investing activity during the 2006 period, offset by partial repayments made to the repurchase facilities and the full repayment of the warehouse facility.

LIQUIDITY REQUIREMENTS AFTER JUNE 30, 2006

During July 2006, we closed approximately $32.0 million of first mortgage loans. We plan to securitize these loans in our first CDO. In addition to these loans, we anticipate approximately another $150.0-200.0 million in additional acquisition volume for the CDO securitization to close during 2006. Financing for the anticipated acquisitions is expected to be made through our CDO related repurchase facility with BOA (see Note 5 to our condensed consolidated financial statements).

During August 2006, distributions of approximately $3.3 million ($0.40 per share), which were declared in June 2006, will be paid to common shareholders.

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the six months ended June 30:


(In thousands)
                                               2006          2005
                                              ------        ------
Total dividends                               $6,644        $6,671
Return of capital:
  Amount                                          --        $  773
  Per share                                       --        $ 0.09
  Percent of total dividends                      --         11.60%


Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 11 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods as of June 30, 2006, are contained below.


                                                               Payments Due by Period
                                                                   (In thousands)
                                        ----------------------------------------------------------------------
                                                       Less than                                    More than
                                           Total        1 Year       1 - 3 Years   3 - 5 Years      5 Years
                                        ----------    -----------    -----------   -----------     -----------
Debt:
  Repurchase facilities                 $  184,253    $   184,253    $       --    $        --     $        --
  CDO repurchase facility                  127,644        127,644            --             --              --
  Line of credit-related party              27,042         27,042            --             --              --
  Mortgage loan on real estate owned
  (1)                                       40,220            512         1,218          1,370          37,120
  Preferred shares of subsidiary
    (subject to mandatory repurchase)       25,000             --            --             --          25,000
Funding Commitments:
  Standby and forward loan commitments       2,986          2,986            --             --              --
                                        ----------    -----------    ----------    -----------     -----------

Total                                   $  407,145    $   342,437    $    1,218    $     1,370     $    62,120
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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we have originated variable rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings which have variable interest rates that reset relatively rapidly, such as weekly, monthly, or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase and our trust preferred securities bear interest at rates that fluctuate with LIBOR.

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

Based on the $206.3 million unhedged portion of the $363.9 million of borrowings outstanding at June 30, 2006, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $2.1 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% change in LIBOR would impact our annual net income and cash flows from such loans by approximately $351,000. The net effect of a 1% change in LIBOR would therefore result in a change of our annual net income by approximately $1.7 million. In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

ITEM 4.  CONTROLS AND PROCEDURES

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to the Company's management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleges that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claims, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit seeks, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents are unenforceable and constitute a cloud on title. The basic claim of this suit is for the amount of $1.5 million. The discovery phase of this suit has been completed. A motion for summary judgment was filed by us, but was denied on July 25, 2005. It is expected that the case will be called to trial in September 2006. No reserve has been made at June 30, 2006.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS - None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES - None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          The company held its annual meeting of shareholders on June 14, 2006. The shareholders elected Jeff T. Blau, Alan P. Hirmes, Scott M. Manes, Stanley R. Perla, and Richard M. Rosan as trustees for one-year terms which will expire in 2007. Common shares of beneficial interest were voted as follows:


                 Trustee nominee             For              Abstain/withheld
              ----------------------    -------------       --------------------
              Jeff T. Blau                7,845,879               158,400
              Alan P. Hirmes              7,835,343               168,936
              Scott M. Mannes             7,904,863                99,416
              Stanley R. Perla            7,907,545                96,734
              Richard M. Rosan            7,917,503                86,776


          There were no votes "against" any of the nominees.

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: August 8, 2006            By: /s/ Jeff T. Blau
                                    ----------------
                                    Jeff T. Blau
                                    Chairman of the Board of Trustees
                                    and Chief Executive Officer


Date: August 8, 2006            By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Managing Trustee and Chief Financial Officer