Form 10-Q
period 2006-09-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2006-11-09
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006


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

As of October 31, 2006, there were 8,361,879 outstanding common shares of the registrant's shares of beneficial interest, $0.10 par value.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q


                                                                                             PAGE
PART I
              Item 1.     Condensed Consolidated Financial Statements                          3
              Item 2.     Management's Discussion and Analysis of Financial Condition and
                              Results of Operations                                           19
              Item 3.     Quantitative and Qualitative Disclosures about Market Risk          27
              Item 4.     Controls and Procedures                                             27

PART II
              Item 1.     Legal Proceedings                                                   29
              Item 1A.    Risk Factors                                                        29
              Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds         29
              Item 3.     Defaults Upon Senior Securities                                     29
              Item 4.     Submission of Matters to a Vote of Security Holders                 29
              Item 5.     Other Information                                                   29
              Item 6.     Exhibits                                                            29

SIGNATURES                                                                                    30


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)


                                     ASSETS

                                                                              September 30,  December 31,
                                                                                  2006           2005
                                                                              ------------   -----------
                                                                               (Unaudited)
Cash and cash equivalents                                                       $  12,243     $  11,214
 Restricted cash                                                                    5,580            --
 Investments
   Debt securities at fair value                                                  157,982       222,723
   Mortgage loans receivable, net                                                 335,820        51,981
   Notes receivable, net                                                            9,213        13,725
   Revenue bonds                                                                    4,972         6,626
   ARCap                                                                               --        20,678
   Real estate owned - held and used, net                                          48,988        50,345
   Real estate owned - held for sale, net                                          18,004        18,448
Accounts receivable                                                                 5,228         3,079
Other assets                                                                        3,716         1,904
                                                                                ---------     ---------

Total assets                                                                    $ 601,746     $ 400,723
                                                                                =========     =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  Debt securities repurchase facilities                                         $ 150,150     $ 209,101
  Mortgage loan repurchase facility                                               258,492            --
  Warehouse facility                                                                   --         4,070
  Mortgages payable on real estate owned                                           40,083        40,487
  Preferred shares of subsidiary (subject to mandatory repurchase)                 25,000        25,000
  Accounts payable and accrued expenses                                            12,575         1,599
  Due to Advisor and affiliates                                                     3,797         2,961
  Distributions payable                                                             3,322         3,322
                                                                                ---------     ---------

Total liabilities                                                                 493,419       286,540
                                                                                ---------     ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $.10 par value; 25,000 shares authorized;
   8,742 and 8,719 issued and 8,327 and 8,304 outstanding in 2006 and 2005,
   respectively                                                                       874           871
  Treasury shares of beneficial interest at par; 415 shares in 2006 and 2005          (42)          (42)
  Additional paid-in capital                                                      126,738       126,357
  Share-based compensation                                                             --           (20)
  Accumulated deficit                                                             (19,115)      (17,766)
  Accumulated other comprehensive (loss) income                                      (128)        4,783
                                                                                ---------     ---------

Total shareholders' equity                                                        108,327       114,183
                                                                                ---------     ---------

Total liabilities and shareholders' equity                                      $ 601,746     $ 400,723
                                                                                =========     =========



     See accompanying notes to condensed condolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                       Three Months Ended        Nine Months Ended
                                                          September 30,            September 30,
                                                      ---------------------    ---------------------

                                                        2006         2005        2006         2005
                                                      --------     --------    --------     --------
Revenues:
   Interest income:
     Debt securities                                  $  2,718     $  3,351    $  8,932     $  9,722
     Mortgage loans                                      5,522        1,734      11,197        3,497
     Notes receivable                                       41          365         490        1,222
     Revenue bonds                                         112          145         396          438
     Temporary investments                                  94           48         229          132
   Rental income of real estate owned -
    held and used                                        1,702        1,654       5,194        5,017
   Fees related to prepayment of investments                --        5,314          --        5,314
   Other revenues                                           24          155         185          883
                                                      --------     --------    --------     --------
     Total revenues                                     10,213       12,766      26,623       26,225
                                                      --------     --------    --------     --------

Expenses:
   Interest                                              5,669        1,937      12,255        4,854
   Interest - distributions to preferred
    shareholders of subsidiary (subject to
    mandatory repurchase)                                  591          461       1,665          961
  Mortgage interest for real estate owned
    - held and used                                        593          601       1,785        1,808
   Property operations of real estate owned
    - held and used                                        852          794       2,636        2,357
   General and administrative                            1,272          608       2,245        1,513
   Impairment loss on investments                        4,632           --       4,632           --
   Fees to Advisor                                       3,092        1,906       4,895        3,280
   Depreciation                                            336          336       1,008        1,009
   Amortization and other                                    9           68          43          292
                                                      --------     --------    --------     --------
     Total expenses                                     17,046        6,711      31,164       16,074
                                                      --------     --------    --------     --------

Other income:
   Gain on sale of ARCap                                19,223           --      19,223           --
   Change in fair value of derivative instruments      (10,439)          --      (8,416)          --
   Equity in earnings of ARCap                             (76)         600       3,000        1,800
   Gain (loss) on repayment or sale of investments        (755)         254        (908)         183
   Income from discontinued operations                     114          403         260        1,074
                                                      --------     --------    --------     --------
     Total other income                                  8,067        1,257      13,159        3,057
                                                      --------     --------    --------     --------

   Net income                                         $  1,234     $  7,312    $  8,618     $ 13,208
                                                      ========     ========    ========     ========

   Net income from continuing operations
     per share (basic and diluted)                    $   0.14     $   0.83    $   1.01     $   1.46
                                                      ========     ========    ========     ========

   Net income from discontinued operations
     per share (basic and diluted)                    $   0.01     $   0.05    $   0.03     $   0.13
                                                      ========     ========    ========     ========

   Net income per share (basic and diluted) $             0.15     $   0.88    $   1.04     $   1.59
                                                      ========     ========    ========     ========

   Dividends per share                                $   0.40     $   0.40    $   1.20     $   1.20
                                                      ========     ========    ========     ========

   Weighted average shares outstanding:
     Basic                                               8,307        8,311       8,305        8,320
                                                      ========     ========    ========     ========
     Diluted                                             8,315        8,314       8,308        8,323
                                                      ========     ========    ========     ========



     See accompanying notes to condensed condolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                            Nine Months Ended
                                                                               September 30,
                                                                         -----------------------

                                                                            2006          2005
                                                                         ----------    ---------
Cash flows from operating activities:
   Net income                                                            $   8,618     $  13,208

   Adjustments  to  reconcile  net  income  to net cash  provided  by operating activities:
     Depreciation expense                                                    1,334         1,038
     Gain on sale of ARCap                                                 (19,223)           --
     Loss (gain) on impairment or disposal of assets                         5,608          (183)
     Change in fair value of derivative instruments                          8,416            --
     Equity in earnings of ARCap                                            (3,000)       (1,800)
     Amortization and accretion                                               (212)          121
     Other non-cash expense                                                     89            20
     Distributions received from ARCap                                       4,037         1,800
     Changes in operating assets and liabilities:
       Accounts receivable                                                    (611)         (923)
       Other assets                                                            126          (445)
       Due to Advisor and affiliates                                           836         1,659
       Accounts payable and accrued expenses                                 2,916           556
                                                                         ---------     ---------
Net cash provided by operating activities                                    8,934        15,051
                                                                         ---------     ---------

Cash flows from investing activities:
   Funding and purchase of mortgage loans                                 (294,902)      (36,872)
   Principal repayments of mortgage loans                                    6,871         2,874
   Investment in debt securities                                                --       (40,503)
   Principal repayments of debt securities                                  56,785         6,872
   Prepayment penalty from debt security refinancing                         3,200            --
   Purchase of mortgage loans on real estate owned                              --       (17,150)
   Return of capital and proceeds from the sale of ARCap                    37,181            --
   Increase in restricted cash                                              (5,580)           --
   Proceeds from sale of real estate owned                                      --         7,474
   Principal repayment on real estate owned                                     --           480
   Funding of notes receivable                                                 (74)         (472)
   Repayment of notes receivable                                             3,122         9,883
   Principal repayment of revenue bonds                                      1,622           157
                                                                         ---------     ---------
Net cash used in investing activities                                     (191,775)      (67,257)
                                                                         ---------     ---------



                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                    Nine Months Ended
                                                                      September 30,
                                                                 -----------------------

                                                                   2006          2005
                                                                 ---------     ---------
Cash flows from financing activities:
   Proceeds from mortgage loan repurchase facility                 258,492            --
   Proceeds from debt securities repurchase facilities              11,926        80,659
   Repayments of debt securities repurchase facilities             (70,875)      (23,647)
   Proceeds from line of credit - related party                    123,442        14,761
   Repayments of line of credit - related party                   (123,442)      (19,361)
   Proceeds from warehouse facility                                     --           243
   Repayments of warehouse facility                                 (4,070)           --
   Deferred financing costs                                         (1,953)         (802)
   Distributions paid to shareholders                               (9,966)       (9,994)
   Treasury stock purchases                                             --          (368)
   Stock options exercised                                             316            --
   Issuance of preferred shares of subsidiary                           --        25,000
                                                                 ---------     ---------

Net cash provided by financing activities                          183,870        66,491
                                                                 ---------     ---------

Net increase in cash and cash equivalents                            1,029        14,285

Cash and cash equivalents at the beginning of the year              11,214         2,674
                                                                 ---------     ---------

Cash and cash equivalents at the end of the period               $  12,243     $  16,959
                                                                 =========     =========

Non-cash investing activities:
   Accounts receivable from repayment and sale of investments    $   1,683     $  22,910
                                                                 =========     =========



     See accompanying notes to condensed condolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



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

In March 2006, we formed our AMAC CDO Funding I ("AMAC CDO") subsidiary to accumulate assets for the purposes of executing our first collateralized debt obligation ("CDO") securitization (see Note 6). In April 2006, we dissolved a subsidiary that we had formed for the purposes of managing a repurchase facility, which expired in March 2004.

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2006, and the results of our operations and our cash flows for the periods then ended. However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2005.

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

We have reclassified certain prior year amounts to conform to the current year presentation, in particular the reclassification of results of operations of our real estate owned - held for sale portfolio to discontinued operations (see Note
12).

UPDATE TO SIGNIFICANT ACCOUNTING POLICIES

As previously disclosed, prior to December 2005, our investment in ARCap Investors, L.L.C. ("ARCap") consisted of preferred membership interests. In December 2005, we converted a portion of our preferred interests to common interests. While we continued to account for this investment under the equity method until we sold it in August 2006, a portion of the equity income recorded was based on the preferred dividend, while the balance was based on our proportionate share of common interests outstanding.

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this statement will have on our financial statements.

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)") which replaces Statement of Financial Accounting Statements No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting SFAS No. 123(R) was not material to us. See also Note 10.

In June 2006, the FASB issued Interpretation 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES. The Interpretation sets a standard for recognizing tax benefits in a company's income statement based on a determination whether it is likely or not that the position would withstand audit, without regard for the likelihood of an audit taking place. Assuming a position meets the "more-likely-than-not" threshold, the Interpretation also prescribes measurement standards requiring determination of how much of the tax position would ultimately be allowed if challenged. The Interpretation will be effective in the first quarter of 2007. We are currently determining the impact of the Interpretation on our financial statements.

In November 2005, the FASB issued Staff Position 115 / 124 - 1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The Staff Position clarified, among other matters, the determination as to when an unrealized loss on debt securities should be reflected in the income statement as opposed to accumulated other comprehensive income and was effective as of the first quarter of 2006. Initial application of the Staff Position had no material impact on our results of operations.

NOTE 2 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR PLACECITYSALE

Information regarding our investments in debt securities is as follows:


(In thousands)
                                         September 30,      December 31,
                                             2006               2005
                                         ------------       ------------
Amortized cost                             $ 161,616          $ 218,891
                                           ---------          ---------
Unrealized gains                                 483              5,707
Unrealized losses                             (1,134)            (1,875)
                                           ---------          ---------
Net unrealized (loss) gain                      (651)             3,832
                                           ---------          ---------
Impairment losses                             (2,224)              --
Net realized losses                             (759)              --
                                           ---------          ---------
Fair value                                 $ 157,982          $ 222,723
                                           =========          =========


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



The fair value and gross unrealized losses of our investments in debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position at September 30, 2006, and December 31, 2005, is summarized in the table below:


(Dollars in thousands)
                              September 30, 2006               December 31, 2005
                       ------------------------------   -------------------------------
                       Less than  12 Months             Less than  12 Months
                       12 Months   or More     Total    12 Months   or More     Total
                       ---------  ---------  ---------  ---------  ---------  ---------
Number of securities          6          3          9          8         16         24
Fair value              $29,456    $17,951    $47,407    $25,905    $56,281    $82,186
Gross unrealized
loss                    $   414    $   720    $ 1,134    $   197    $ 1,678    $ 1,875


Subsequent to September 30, 2006, our board of trustees approved a plan to sell 22 securities with a total carrying amount of approximately $82.1 million. Twenty of these securities were sold in November 2006 and we are currently pursuing the sale of the two remaining debt securities. As we no longer intend to hold these securities, we have concluded that unrealized losses associated with these assets were other-than temporary and we have recognized impairment losses of approximately $2.2 million in the third quarter of 2006 and accrued the loss on sale associated with the write off of unamortized premiums related to the securities, which was approximately $759,000. The data in the table immediately above as of September 30, 2006, does not include the securities for which we recognized a charge for other-than-temporary impairment as there were no longer unrealized losses associated with them. The unrealized losses shown above are as a result of increases in interest rates subsequent to the acquisition of the securities. All of the debt securities are performing according to their terms. Furthermore, we have the intent and ability to hold these securities to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, we have concluded that these declines in value are temporary.

During April 2006, we sold a debt security and a related mortgage loan (see Note
3).

During September 2006, we refinanced a loan with an existing borrower. The refinancing resulted in the payoff of an existing debt security and the funding of a first mortgage and subordinated note (see Note 3).

At September 30, 2006, all of our debt securities were pledged as collateral under our repurchase facilities.

NOTE 3 - MORTGAGE LOANS AND NOTES RECEIVABLE

During April 2006, we purchased a first mortgage loan from CharterMac, the parent of our Advisor, at approximately its $26.0 million face value (see Note
13). This note, along with an existing $5.0 million subordinated participation we already owned, were assigned to AMAC CDO and pledged as collateral under the mortgage loan repurchase facility.

Including the first mortgage loan purchased from CharterMac, we partially or fully funded 26 first mortgage loans and subordinated notes, totaling approximately $292.3 million in 2006. The loans bear interest at a weighted average fixed interest rate of 6.43%.

During April 2006, we sold a debt security and a mortgage loan, both pertaining to one property, for approximately $15.5 million. As a result of the sale, we recognized a loss of approximately $138,000 due to the write-off of an unamortized premium on the debt security. We also recognized income of approximately $131,000 due to the accelerated amortization of a loan origination fee on the mortgage loan, which is included in other revenues on our condensed consolidated statements of income for the three-and nine-month periods ended September 30, 2006.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



During September 2006, we refinanced a loan with an existing borrower, resulting in the early payoff of one debt security certificate in the amount of approximately $37.2 million, and the funding of a first mortgage loan in the amount of approximately $13.5 million, and a subordinated loan in the amount of approximately $16.5 million. A remaining first mortgage loan was made by a subsidiary of CharterMac in the amount of approximately $27.3 million (see Note
13). The early payoff of the debt security resulted in the receipt of a prepayment penalty in the amount of $3.2 million, which was deferred, net of unamortized costs and fees, and is being amortized over the life of the new loan.

During 2006, three of our mortgage loans and notes receivable defaulted, which caused us to stop accruing interest on these loans. In the third quarter of 2006, as information regarding these loans materialized, we recognized two of the three loans as impaired due to deteriorating operating performance of the underlying properties and recorded a charge of $2.4 million. We determined the impairment amounts by analyzing the real estate markets in the locations of the properties and determining a fair value based on the types of the properties. As a result, the carrying amounts have been written down to reflect these fair values.

At September 30, 2006, approximately $290.3 million of our mortgage loans were pledged as collateral under our mortgage loan repurchase facility (see Note 6).

NOTE 4 - INVESTMENT IN ARCAP

During August 2006, we sold our membership interests in ARCap to CharterMac (see also Note 13). In connection with the sale, we received proceeds of $38.8 million, consisting of $24.5 million for the purchase of the interests and $14.3 million of special distributions for income earned prior to consummation of the sale. Of the distributions, we recorded approximately $12.6 million as a return of capital and the sales proceeds yielded a gain of approximately $19.2 million. We expect to receive an additional $1.7 million of proceeds in September 2007 which is included in the gain recognized and is recorded in accounts receivable in the condensed consolidated balance sheet. Contingent upon future events, we may receive an additional $791,000 of proceeds in 2007 and 2008 which would result in additional gain when received.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



NOTE 5 - REAL ESTATE OWNED

Real estate owned consisted of the following:


(Dollars in thousands)
                                                                              Carrying       Carrying
                                                                                Value          Value
                                                                                as of          as of
                                               Number of                     September 30,  December 31,
                                                 Units         Location          2006           2005
                                               ---------    ---------------  ------------   -----------
Real Estate Owned - Held and Used, net
--------------------------------------

Concord Portfolio                                   852         Houston, TX    $ 53,059      $ 53,407
                                                  =====
Less: accumulated depreciation                                                   (4,071)       (3,062)
                                                                               --------      --------
Total                                                                          $ 48,988      $ 50,345
                                                                               ========      ========

Mortgages Payable on Real Estate Owned
--------------------------------------

Concord Portfolio                                                              $ 40,083       $ 40,487
                                                                               ========      ========

Real Estate Owned - Held for Sale,  net (1)
-------------------------------------------

Reserve at Autumn Creek                             212     Friendswood, TX    $ 19,344,     $ 19,462
                                                  =====
Less: accumulated depreciation                                                   (1,340)       (1,014)
                                                                               --------      --------
Total                                                                          $ 18,004      $ 18,448
                                                                               ========      ========


(1) During September 2006, we entered into a contract to sell the Autumn Creek property in October 2006. As such, the carrying amount of the property has been reclassified as "Held for Sale" property and we stopped depreciating the asset. We have also reclassified results of property operations as income from discontinued operations on our consolidated statements of income. Income from discontinued operations in the 2006 period includes an accrued loss of approximately $98,000 related to the sale.

NOTE 6 - MORTGAGE LOAN REPURCHASE FACILITY

In addition to our existing repurchase facilities, we executed a new repurchase agreement during March 2006 with Bank of America ("BOA"). The purpose of this facility is to fund investments that are to be placed into our first CDO securitization. Advance rates on the borrowings from this facility, ranging from 50% to 95% of collateral value, are determined on a loan-by-loan basis. Interest on the borrowings, which range from LIBOR plus 0.50% to LIBOR plus 2.25%, are also determined on a loan-by-loan basis. The repurchase facility expires upon inception of the CDO securitization, or six months after the inception of the repurchase facility, whichever comes first. During September 2006, we amended the agreement with BOA, extending the funding limit of this facility from $250.0 million to $350.0 million and extending the term to November 30, 2006. At September 30, 2006, we had approximately $258.5 million of borrowings outstanding under this facility, at a weighted average interest rate of 6.39%. In connection with the CDO securitization, we have prepaid approximately $1.8 million of a 1% fee of the expected securitization amount, due in full when the CDO is securitized. These fees, which are non-refundable, have been deferred and will be amortized over the life of the CDO securitization.

We are expecting to utilize CDO securitizations as a financing tool to lower our cost of capital and thereby enhance our investment capabilities and opportunities. Tapping these securitization markets should enable us to compete for lending opportunities which we have not competed effectively in the past and to originate a wide variety of debt products, including floating- or fixed-rate assets, first mortgages, subordinate participations in first mortgages, bridge

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



loans, mezzanine loans, etc. We intend for the assets to be aggregated on our balance sheet and later securitized. We have originated and purchased approximately $297.3 million in first mortgage loans and subordinated notes through September 30, 2006, that we are using as collateral for our first CDO securitization. Subsequent to September 30, 2006, we originated approximately $111.8 million in additional first mortgages, of which $77.2 million will be used as collateral in our first CDO transaction and the remainder will be used as collateral in future CDO transactions. We priced our first CDO transaction in October 2006 and plan to close this transaction in the fourth quarter of 2006 (see Note 15). This proposed offering was priced at approximately $362.0 million aggregate principal of non-recourse CDO notes. AMAC CDO will issue the notes secured by a portfolio consisting of approximately $400.0 million of multifamily and commercial real estate assets.

NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:


                                                        September 30,  December 31,
 (In thousands)                                             2006           2005
                                                        ------------   -----------
Interest rate derivatives (see Note 8)                    $ 8,099        $    39
CDO - related loan fees (1)                                 1,379             --
Preferred distribution payable                                591             --
Accrued interest payable                                      229            385
Other                                                       2,277          1,175
                                                          -------        -------

                                                          $12,575        $ 1,599
                                                          =======        =======


(1) Includes refundable deposits collected during the due diligence period of a loan transaction which are payable to other parties.

NOTE 8 - DERIVATIVE INSTRUMENTS

CASH FLOW HEDGE OF DEBT

As of September 30, 2006, we had eight interest rate swaps with a notional amount of $81.2 million, which are designated as cash flow hedges with the hedged item being the interest payments on our variable-rate repurchase facilities. These swaps are recorded at fair value, with changes in fair value recorded in comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. There was no ineffectiveness in the hedging relationships during the periods reported. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

We expect that the swaps will be highly effective in achieving offsetting changes in cash flows throughout its term.

FREE-STANDING DERIVATIVES RELATED TO INVESTMENTS

We also have 31 interest rate swaps with an aggregate notional amount of approximately $322.2 million that are hedging changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps and, therefore, the changes in the fair value of these swaps are included in net income.

We are required to maintain a minimum balance of collateral with BOA in connection with these interest rate swaps. From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral with BOA to maintain the fair value of the swaps. These payments are held as deposits with BOA and will be used to settle the swap at termination date if market rates fall below the fixed rates on the swaps. At September 30, 2006, we had approximately

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



$5.6 million in deposits held by BOA, which we classified as restricted cash on our condensed consolidated balance sheets.

We will terminate these swaps when we issue the CDO, which we anticipate will occur in the fourth quarter of 2006 (see Note 15). When we terminate these swaps, we will enter into a total return swap, which we anticipate will convert the variable cash flows from the CDO to fixed cash flows.

FINANCIAL STATEMENT IMPACT

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable and accrued expenses and those for which we are in a net settlement asset position are recorded in other assets. The amounts recorded were as follows:


(In thousands)                               September 30,      December 31,
                                                 2006               2005
                                             ------------       -----------
Net asset position                              $  863            $  808
Net liability position                          $8,099            $   39


Interest expense included the following related to our free standing derivatives and interest rate hedges:


                                 Three months ended     Nine months ended
(In thousands)                      September 30,         September 30,
                                 ------------------    -------------------
                                  2006        2005      2006         2005
                                 ------      ------    ------       ------
Interest income                  $(187)      $  --      $(378)      $  --
Interest expense                    32          --         87         107
                                 -----       -----      -----       -----

Net                              $(155)      $  --      $(291)      $ 107
                                 =====       =====      =====       =====


The decrease in the fair value of our free-standing derivatives for the nine months ended September 30, 2006, was $8.4 million and is recorded as a reduction of other income on our condensed consolidated statements of income.

We estimate that approximately all of the net unrealized gains included in accumulated other comprehensive income will decrease interest expense within the next 12 months.

NOTE 9 - COMPREHENSIVE INCOME

Comprehensive income for the nine months ended September 30, 2006 and 2005, was as follows:


(In thousands)                                                           Nine months ended
                                                                            September 30,
                                                                       ---------------------
                                                                         2006         2005
                                                                       --------     --------
Net income                                                             $  8,618     $ 13,208
Net unrealized (loss) gain on derivative instruments                       (382)         589
Net unrealized holding loss on investments                               (6,753)        (483)
Reclassification adjustment for realized loss (gain) on investments       2,224       (3,137)
                                                                       --------     --------
Comprehensive income                                                   $  3,707     $ 10,177
                                                                       ========     ========


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



NOTE 10 - SHARE-BASED COMPENSATION

In accordance with our Amended and Restated Incentive Share Option Plan (the "Plan"), our board of trustees can award share options to trustees, officers, and employees of AMAC and employees of our Advisor and its affiliates. As of September 30, 2006, a maximum of 666,636 options can be granted, with annual limits based upon formulas specified in the Plan. Option terms and vesting requirements are determined at the time of grant, provided that the term is no longer than ten years.

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

As of September 30, 2006, all of our share options were fully amortized, and there was no unrecognized compensation cost related to non-vested share-based compensation grants.

The following table summarizes share option activity in the Plan for the nine months ended September 30, 2006:


                                                               Weighted
                                                                Average
                                                    Weighted   Remaining
                                                     Average  Contractual   Aggregate
                                                    Exercise   Term (in     Intrinsic
                                        Options       Price      years)       Value
                                       ----------------------------------------------
Outstanding at beginning of year         187,052     $15.78      4.91

Granted                                       --         --        --
Forfeited/expired                             --         --        --
Exercised                                (21,000)     15.03        --
                                       ---------------------------------------------
Outstanding at end of period             166,052     $15.88      3.90       $356,993
                                       =============================================

Exercisable at end of period             166,052     $15.88      3.90       $356,993
                                       =============================================

Compensation cost recorded             $  59,000
                                       =========


The aggregate intrinsic value at September 30, 2006, represents the difference between our closing share price on the last trading day of the third quarter and the exercise prices of the outstanding options. This amount will change based on the fair market value of our shares.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



NOTE 11 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.


(In thousands, except per share amounts)

Three Months Ended September 30, 2006:             Income      Shares    Per Share
                                                  --------    --------   ---------
   Basic EPS                                       $ 1,234       8,307     $ 0.15
   Effect of dilutive securities                        --           8         --
                                                   -------     -------     ------
   Diluted EPS                                     $ 1,234       8,315     $ 0.15
                                                   =======     =======     ======

Three Months Ended September 30, 2005:

   Basic EPS                                       $ 7,312       8,311     $ 0.88
   Effect of dilutive securities                        --           3         --
                                                   -------     -------     ------
   Diluted EPS                                     $ 7,312       8,314     $ 0.88
                                                   =======     =======     ======

Nine Months Ended September 30, 2006:

   Basic EPS                                       $ 8,618       8,305     $ 1.04
   Effect of dilutive securities                        --           3         --
                                                   -------     -------     ------
   Diluted EPS                                     $ 8,618       8,308     $ 1.04
                                                   =======     =======     ======

Nine Months Ended September 30, 2005:

   Basic EPS                                       $13,208       8,320     $ 1.59
   Effect of dilutive securities                        --           3         --
                                                   -------     -------     ------
   Diluted EPS                                     $13,208       8,323     $ 1.59
                                                   =======     =======     ======


NOTE 12 - DISCONTINUED OPERATIONS

Income from discontinued operations included the following related to the Reserve at Autumn Creek (which we sold from our Real Estate Owned portfolio subsequent to September 30, 2006) and the Plaza at San Jacinto (which we sold from our Real Estate Owned portfolio in 2005):


                   Three Months Ended September 30,  Nine Months Ended September 30,
                   -------------------------------   ------------------------------
                         2006          2005                2006          2005
                        ------        ------              ------        ------
Revenues                $  601        $  587              $1,840        $1,688
                        ======        ======              ======        ======
Net income              $  114        $  403              $  260        $1,074
                        ======        ======              ======        ======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



NOTE 13 - RELATED PARTY TRANSACTIONS

The costs paid or payable to our Advisor were as follows:


(In thousands)
                                                Three Months Ended   Nine Months Ended
                                                   September 30,       September 30,
                                                ------------------   -----------------

                                                  2006      2005      2006      2005
                                                 ------    ------    ------    ------
Shared services expenses                         $  450    $  235    $1,149    $  691
Asset management fees                               486       433     1,402     1,143
Incentive management fee (1)                      2,156     1,238     2,344     1,446
                                                 ------    ------    ------    ------

                                                 $3,092    $1,906    $4,895    $3,280
                                                 ======    ======    ======    ======

Interest paid on related party line of credit    $  360    $   --    $1,105    $   11
                                                 ======    ======    ======    ======


((1)) Accrual  based on the  proportion  of actual  earnings  as compared to our estimates of full-year results. Due to an amendment to our Amended and Restated Advisory Services Agreement in 2006, the calculation of the annual incentive management fee payable to our Advisor excludes any gains or losses resulting from the change in fair value of our derivative instruments.

During April 2006, we purchased a first mortgage loan from  CharterMac (see Note
3). Including this loan, during 2006 we partially or fully funded 26 first mortgage loans and subordinated notes, totaling approximately $292.3 million, originated by CharterMac Mortgage Capital Corporation ("CMC"), an affiliate of our Advisor. CMC received approximately $1.4 million in loan origination fees related to these originations, all of which were paid by the borrowers. Additionally, CharterMac subsidiaries may act as a broker on our behalf from time to time in origination transactions.

During April 2006, we amended our loan agreement with CharterMac to increase our borrowing capacity to $50.0 million and extend the maturity date of the facility to June 2007.

During 2006, we funded:

     o two first mortgage loans aggregating $39.7 million (including one funded subsequent to September 30 - see Note 15) to properties developed by a company controlled by the chairman of CharterMac;
     o a first mortgage loan ($31.0 million) to a property of which a fund managed by a subsidiary of CharterMac is the 99.98% limited partner of the borrower; and
     o a first mortgage loan ($22.0 million) to a property that has a preferred equity interest in it made by CharterMac Urban Capital Fund I LLC, a fund managed by a subsidiary of CharterMac.

In the opinion of management, the terms of these transactions are consistent with those transactions with independent third parties.

During September 2006, a subsidiary of CharterMac funded a first mortgage note in the amount of approximately $27.3 million as part of a refinancing of one of our loans (see Note 3).

During August 2006, we entered into a co-investment agreement with ARCap Real Estate Special Situations Mortgage Fund, L.L.C. ("ARESS"); a fund managed by a subsidiary of CharterMac, whereby we and ARESS will participate equally in investment opportunities that are originated by affiliates and which meet the investment criteria of both companies.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



During August 2006, we sold our membership interests in ARCap to CharterMac (see
Note 4).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

a)   Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleged that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claimed, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit sought, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents were unenforceable and constituted a cloud on title. The basic claim of this suit was for $1.5 million. The case went to trial in September 2006 and was settled for $150,000. This amount is recognized in general and administrative expenses in our consolidated statements of income.

See  Note  15  regarding  an  additional   lawsuit  which  arose  subsequent  to
September 30, 2006.

b)   Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, which could have potentially resulted in an aggregate exposure of $7.5 million. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC, a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at September 30, 2006, was $3.2 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

For these guarantees, we monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

(c)  Future Funding Commitments

We are committed to additionally fund the following first mortgage and mezzanine loans at September 30, 2006:


                                                                             (In thousands)
                                                                      MAXIMUM AMOUNT OF COMMITMENT
                                                                     -------------------------------
                                                        NO. OF APT.           LESS THAN 1
ISSUE DATE          PROJECT               LOCATION         UNITS      TOTAL       YEAR     1-3 YEARS
----------    --------------------    ----------------  -----------  -------  -----------  ---------
 Apr-05       Atlantic Hearthstone    Hillsborough, NJ        198    $   757    $   757          --
 Sept-06      Tiburon at Buckhead     Atlanta, GA              --     21,500     21,500          --
                                                          -------    -------    -------     -------

TOTAL FUTURE FUNDING COMMITMENTS                              198    $22,257    $22,257     $    --
                                                          =======    =======    =======     =======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2006
                                   (Unaudited)



NOTE 15 - SUBSEQUENT EVENTS

During October 2006, we funded a $12.7 million first mortgage loan to a property developed by a company controlled by the chairman of CharterMac (see Note 13). In the opinion of management, the terms of the transaction are consistent with those of transactions with independent third parties.

During October 2006, we were named as a party in a lawsuit involving the foreclosure upon a property which serves as secondary collateral for a mezzanine loan investment. As the loan is currently performing in accordance with its terms, we do not consider such foreclosure to reflect an impairment of our investment and expect no loss with regard to this action.

In October 2006, we entered into a forward-starting swap agreement in conjunction with the pricing of our planned CDO transaction. The interest rate swap will become effective on November 16, 2006 and will terminate on September 18, 2016. As determined by the swap agreement, we will receive interest at a fixed rate of 5.425% on variable rate debt of approximately $333.4 million. As described in Note 8, the swap will serve to hedge our debt obligations in the CDO.

In October 2006, we completed the sale of the Autumn Creek property from our real estate owned portfolio (see Note 5).

In October 2006, we priced our first CDO transaction, which we plan to close in the fourth quarter of 2006 (see Note 3).

In November 2006, we completed the sale of 20 debt securities with a September 30, 2006, carrying amount of $74.2 million (see Note 2).

In November 2006, our Board of Trustees approved the nomination of George P. Jahn as an independent trustee and James L. Duggins as a non-independent trustee for election to the Board of Trustees for a one year term.

During November 2006, our Board of Trustees approved a special distribution of $1.40 per share to common shareholders of record at November 30, 2006.

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

          o Interest rate fluctuations on variable-rate swaps entered into to hedge fixed-rate loans;

          o The inability to find suitable replacement investments within reinvestment periods; and

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

Factors Affecting Comparability
-------------------------------

During 2006, we entered into fair value swaps to which we do not apply hedge accounting. As a result, changes in the market value of these derivatives have been recorded as gains and losses in other income on our consolidated statements of income.

During August 2006, we sold our membership interests in ARCap, resulting in a significant gain on the sale, as well as additional equity income recognized from a special distribution prior to the sale, while eliminating any further equity income.

During September 2005, the GNMA certificate and mezzanine loan investments relating to one property were paid off prior to the maturity date. This payoff resulted in significantly higher levels of fees earned and a gain on redemption. There were no such fees recognized in subsequent comparable periods.

During the third quarter of 2006, we recognized impairment losses on two mortgage loans and notes receivable. As a result, these charges have been recorded in impairment loss on investments on our consolidated statements of income. There were no such losses recognized in the 2005 periods.

Results of Operations

The following is a summary of our operations for the three and nine months ended September 30, 2006 and 2005:


(In thousands)

                     Three Months Ended September 30,  Nine Months Ended September 30,
                     -------------------------------   ------------------------------
                        2006       2005     Change       2006       2005     Change
                      -------    -------   --------    -------    -------   --------
Total revenues        $10,213    $12,766    (20.0)%    $26,623    $26,225      1.5 %
Total expenses         17,046      6,711    154.0       31,164     16,074     93.9
Total other income      8,067      1,257    541.8       13,159      3,057    330.5
                      -------    -------    -----      -------    -------    -----
Net income            $ 1,234    $ 7,312    (83.1)%    $ 8,618    $13,208    (34.8)%
                      =======    =======    =====      =======    =======    =====


During the three and nine month periods ended September 30, 2006, as compared to the same periods in 2005, revenues have fluctuated mainly due to a significant non-recurring prepayment fee recognized in the third quarter of 2005 (as noted above) and the shifting of investing activities from debt securities toward mortgage loans coupled with a sharply higher level of origination activity in 2006. Expenses have increased for both the three and nine month periods in 2006 primarily due to higher financing costs, advisory costs, property level costs for real estate owned and impairment losses. In addition, other income in 2006 includes a gain on the sale of our ARCap investment and a significant unrealized loss related to interest rate swaps.


REVENUES

                               Three Months Ended
                          ----------------------------
                                                          % Change   % of 2006  % of 2005
                          September 30,   September 30,  from prior    Total      Total
(In thousands)                2006            2005         Period    Revenues   Revenues
                          ------------    ------------   ----------  ---------  ---------
Interest income:
   Debt securities          $ 2,718         $ 3,351        (18.9)%     26.6 %     26.2 %
   Mortgage loans             5,522           1,734        218.5       54.1       13.6
   Notes receivable              41             365        (88.8)       0.4        2.9
   Revenue bonds                112             145        (22.8)       1.1        1.1
   Temporary investments         94              48         95.8        0.9        0.4
Other revenues                   24             155        (84.5)       0.2        1.2
                            -------         -------       ------      -----      -----
  Subtotal                    8,511           5,798         46.8       83.3       45.4

Fees related to the
  prepayment of assets           --           5,314       (100.0)        --       41.6

Rental income                 1,702           1,654          2.9       16.7       13.0
                            -------         -------       ------      -----      -----

Total revenues              $10,213         $12,766        (20.0)%    100.0 %    100.0 %
                            =======         =======       ======      =====      =====



                               Nine Months Ended
                          ----------------------------
                                                          % Change   % of 2006  % of 2005
                          September 30,   September 30,  from prior    Total      Total
(In thousands)                2006            2005         Period    Revenues   Revenues
                          ------------    ------------   ----------  ---------  ---------
Interest income:
   Debt securities          $ 8,932         $ 9,722        (8.1)%      33.5%      37.1%
   Mortgage loans            11,197           3,497       220.2        42.1       13.3
   Notes receivable             490           1,222       (59.9)        1.8        4.6
   Revenue bonds                396             438        (9.6)        1.5        1.7
   Temporary investments        229             132        73.5         0.9        0.5
Other revenues                  185             883       (79.0)        0.7        3.4
                            -------         -------      ------       -----      -----
  Subtotal                   21,429          15,894        34.8        80.5       60.6

Fees related to the
  prepayment of assets         --             5,314      (100.0)         --       20.3

Rental income                 5,194           5,017         3.5        19.5       19.1
                            -------         -------      ------       -----      -----

Total revenues              $26,623         $26,225         1.5 %     100.0%     100.0%
                            =======         =======      ======       =====      =====


Revenues were generated by the following investments (exclusive of Real Estate Owned and ARCap):


(In thousands)
                                   As of                             As of
                            September 30, 2006                September 30, 2005
                    ---------------------------------- ----------------------------------
                                           Weighted                           Weighted
                    Carrying      % of      Average    Carrying      % of      Average
                     Amount       Total  Interest Rate  Amount       Total  Interest Rate
                    ---------------------------------------------------------------------
Debt securities     $157,982       31.1%      6.02%    $202,938       73.2%      6.16%
Mortgage loans       335,820       66.1       7.65       54,052       19.5      14.46
Notes receivable       9,213        1.8       9.67       13,725        4.9       9.49
Revenue bonds          4,972        1.0       8.70        6,559        2.4       8.69
                    --------     ------       ----     --------     ------      -----
                    $507,987      100.0%      7.19%    $277,274      100.0%      7.63%
                    ========     ======       ====     ========     ======      =====


Interest income from debt securities decreased for the three and nine months ended September 30, 2006 primarily due to the payoff of four debt securities during 2006 and the second half of 2005, offset by the funding of four lower yielding debt securities in 2006.

Interest income from mortgage loans increased for the 2006 periods as compared to 2005, primarily due to the funding of 26 first mortgage loans and subordinated notes and the partial funding of several existing mezzanine loans during 2006. The decrease in the weighted average interest rates on mortgage loans as of September 30, 2006, as compared to September 30, 2005, was primarily due to the funding of a greater amount of fixed-rate first mortgage loans, as opposed to variable-rate mezzanine loans as we had done in the past.

Interest income from notes receivable decreased in 2006 as compared to comparable 2005 periods, primarily due to the payoff of several notes during 2005 and 2006, as well as three loans which defaulted in 2006, whereupon we discontinued accruing interest.

Interest income from revenue bonds for the three and nine months ended September 30, 2006, was lower than the comparable prior year periods, primarily due to the payoff of two of the six revenue bonds we had held in the third quarter of 2006.

Interest income from temporary investments increased for the 2006 periods, as compared to 2005, primarily due to the investment of excess cash on hand resulting from the payoff of several mortgage loans and debt securities, as well as the funds received from the sale of our investment in ARCap in August 2006.

Fees related to the prepayment of assets in 2005 represent fees relating to an early payoff of a debt security and a mezzanine loan. There were no such fees recognized in 2006 as the prepayment fee on a comparable transaction was deferred and will be recognized over the life of a refinanced loan we originated.

Other revenues decreased for the nine months ended September 30, 2006, primarily due to the 2005 recognition of income from a commitment fee for which the commitment had expired unused, and a non-refundable due diligence fee resulting from a non-executed deal. There were no comparable transactions in 2006.


EXPENSES

                                       Three Months Ended
                                  ----------------------------
                                                                  % Change   % of 2006  % of 2005
                                  September 30,   September 30,  from prior    Total      Total
(In thousands)                        2006            2005         Period    Revenues   Revenues
                                  ------------    ------------   ----------  ---------  ---------

Interest                            $ 5,669         $ 1,937        192.7 %     55.5 %     15.2 %
Interest-preferred shares               591             461         28.2        5.8        3.6
General and administrative            1,272             608        109.2       12.4        4.8
Impairment loss on investments        4,632              --        100.0       45.4         --
Fees to Advisor                       3,092           1,906         62.2       30.3       14.9
Amortization and other                    9              68        (86.8)       0.1        0.5
                                    -------         -------        -----      -----       ----
Subtotal                             15,265           4,980        206.5      149.5       39.0

Property operations                     852             794          7.3        8.3        6.2
Depreciation                            336             336          0.0        3.3        2.7
Mortgage interest on real
  estate owned                          593             601         (1.3)       5.8        4.7
                                    -------         -------        -----      -----       ----

Total expenses                      $17,046         $ 6,711        154.0 %    166.9 %     52.6 %
                                    =======         =======        =====      =====       ====


                                        Nine Months Ended
                                  ----------------------------
                                                                  % Change   % of 2006  % of 2005
                                  September 30,   September 30,  from prior    Total      Total
(In thousands)                        2006            2005         Period    Revenues   Revenues
                                  ------------    ------------   ----------  ---------  ---------
   Interest                          $12,255         $ 4,854       152.5 %       46.0 %    18.5 %
   Interest-preferred shares           1,665             961        73.3          6.2       3.7
   General and administrative          2,245           1,513        48.4          8.4       5.8
   Impairment loss on investments      4,632              --       100.0         17.4        --
   Fees to Advisor                     4,895           3,280        49.2         18.4      12.5
   Amortization and other                 43             292       (85.3)         0.2       1.1
                                     -------         -------       -----        -----      ----
   Subtotal                           25,735          10,900       136.1         96.6      41.6

   Property operations                 2,636           2,357        11.8          9.9       9.0
   Depreciation                        1,008           1,009        (0.1)         3.8       3.8
   Mortgage interest on real
     estate owned                      1,785           1,808        (1.3)         6.7       6.9
                                     -------         -------       -----        -----      ----

Total expenses                        31,164         $16,074        93.9 %      117.0 %    61.3 %
                                     =======         =======       =====        =====      ====


At September 30, 2006, excluding the non-recourse mortgage on real estate owned, we had total debt of approximately $433.6 million with a weighted average interest rate of 6.05% per year, including the effect of our swap agreements. At September 30, 2005, we had a comparable balance of approximately $243.7 million with a weighted average interest rate of 4.14% per year. The increase in the weighted average interest rate is due to steady increases in market interest rates during 2005 and 2006.

Interest expense increased for the three and nine months ended September 30, 2006, as compared to 2005, primarily due to the increased borrowings made during 2006 to fund loan originations and the increase in interest rates during 2005 and 2006, as mentioned above.

Due to specific accounting requirements, we classify distributions made on preferred shares of our wholly owned subsidiary (issued in March 2005) as interest expense. Distributions to preferred shareholders increased for the three and nine months ended September 30, 2006, as compared to 2005 due to the 2006 period included nine months preferred distributions compared to six months in 2005. The increase is also due to the increase in interest rates during 2005 and 2006, as the distributions are at a variable rate, based on LIBOR.

General and administrative expenses increased for the three months ended September 30, 2006, as compared to 2005, primarily due to increased accounting and legal fees, excise taxes, insurance and a $150,000 legal settlement (see
Note 14 to the condensed consolidated financial statements). The nine-month period in 2006 also includes higher share based compensation costs due to the accelerated vesting of certain options in the first half of 2006. These increases were partially offset by decreased investor services expenses, as compared to 2005 (due to costs in 2005 related to changes in our trust agreement for which we needed shareholder approval).

Impairment losses on assets relate to certain debt securities that no longer meet our investment return criteria and which we contracted to sell in October 2006 (see Notes 2 and 15 to the condensed consolidated financial statements) and impairments recognized on two mortgage loans due to deteriorating operating performance (see Note 3 to the condensed consolidated financial statements). The sale of many of the impaired debt securities was completed in November 2006.

Fees to Advisor increased for the 2006 periods, as compared to 2005, due to higher shared services costs because of expansion of our business and a higher incentive management fee accrual mainly due to the sale of the ARCap investment in 2006. Incentive management fees are accrued based on projected earnings, excluding non-cash gains or losses from changes in the fair value of our free standing derivatives.

Amortization and other costs decreased for the 2006 periods, as compared to the same periods in 2005, due to the deferred financing costs related to our warehouse facility being fully amortized in August 2005.

Property operations represent all non-interest costs at the property level on all of our Real Estate Owned - Held and Used properties. The increase for the 2006 periods, as compared to the prior year, was mainly due to higher property tax costs.

OTHER INCOME

Other income increased for the three and nine months ended September 30, 2006, as compared to 2005, primarily due to a gain resulting from the sale of our ARCap membership interests offset by the lower amount of equity income recognized due to the sale. The negative amount of equity income in the third quarter of 2006 resulted from a correction to second quarter 2006 estimates provided by ARCap which we had previously recorded.

In the third quarter of 2006, we recorded a substantial expense related to changes in the fair value of certain interest rate swaps in 2006 to which we do not apply hedge accounting. At September 30, 2006, we had 31 such swaps with an aggregate notional amount of approximately $322.2 million used to manage the fair value risk of loans we originated for the planned CDO execution, while we had none in place in 2005. We expect that a portion of the unrealized losses on these swaps will reverse in the fourth quarter of 2006 prior to their termination.

Funds from Operations
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures, and fund other cash needs.

The following table reconciles net income to FFO for the three and nine months ended September 30, 2006 and 2005:


(In thousands)

                                           Three Months Ended          Nine Months Ended
                                              September 30,               September 30,
                                        -----------------------     -----------------------

                                           2006          2005          2006          2005
                                        ---------     ---------     ---------     ---------
Net income                              $   1,234     $   7,312     $   8,618     $  13,208

Add back:
Depreciation of real property (1)             435           336         1,334         1,038
Accrued loss on sale (1)                       98            --            98            --
                                        ---------     ---------     ---------     ---------

FFO                                     $   1,767     $   7,648     $  10,050     $  14,246
                                        =========     =========     =========     =========

Cash flows from:
Operating activities                    $   3,702     $   8,547     $   8,934     $  15,051
                                        =========     =========     =========     =========
Investing activities                    $ (61,501)    $ (10,619)    $(191,775)    $ (67,257)
                                        =========     =========     =========     =========
Financing activities                    $  66,350     $  10,182     $ 183,870     $  66,491
                                        =========     =========     =========     =========

Weighted average shares outstanding:
Basic                                       8,307         8,311         8,305         8,320
                                        =========     =========     =========     =========
Diluted                                     8,315         8,314         8,308         8,323
                                        =========     =========     =========     =========


(1) Includes a property classified as held for sale and included in discontinued operations in our consolidated statements of income.

Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our Real Estate Investment Trust ("REIT") status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code (the "Code"), as amended, we must, among other things, distribute at least 90% of our taxable income and 100% of any capital gain. We believe that we are in compliance with the REIT-related provisions of the Code. As described below in LIQUIDITY REQUIREMENTS AFTER SEPTEMBER 30, 2006, we expect that we will pay a special distribution in association with the gain on the sale of our ARCap investment, and may have additional capital gains to distribute in connection with a property carried as Real Estate Owned at September 30, 2006, which we sold in October 2006 which may both be offset by losses on debt securities that we sold in November 2006.

We finance our investing activity primarily through borrowing from various facilities at short-term rates. At September 30, 2006, we had approximately $141.5 million available to borrow, contractually, under our debt facilities without exceeding limits imposed by debt covenants and our by-laws. Subsequent to September 30, 2006, we borrowed $61.7 million through our debt facilities.

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

We are expecting to utilize CDO securitizations as a financing tool to lower our cost of capital and thereby enhance our investment capabilities and opportunities. Tapping these securitization markets should enable us to compete for lending opportunities which we have not competed effectively in the past and to originate a wide variety of debt products, including floating- or fixed-rate assets, first mortgages, subordinate participations in first mortgages, bridge loans, mezzanine loans, etc. We intend for the assets to be aggregated on our balance sheet and later securitized. We have originated and purchased approximately $297.3 million in first mortgage loans and subordinated notes through September 30, 2006, that we are using as collateral for our first CDO securitization. Subsequent to September 30, 2006, we originated approximately $111.8 million in additional first mortgages, of which $77.2 million will be used as collateral in our first CDO transaction and the remainder will be used as collateral in future CDO transactions. We priced our first CDO transaction in October 2006 and plan to close this transaction in the fourth quarter of 2006. This proposed offering was priced at approximately $362.0 million aggregate principal of non-recourse CDO notes. AMAC CDO will issue the notes secured by a portfolio consisting of approximately $400.0 million of multifamily and commercial real estate assets. We expect to continue using CDO securitizations on an ongoing basis.

SUMMARY OF CASH FLOWS

During the nine months ended September 30, 2006, as compared to the same period in 2005, the net change in cash and cash equivalents decreased by approximately $13.3 million.

Net income in 2006 included net non-cash income of approximately $4.0 million (including gains and losses on the sale of assets, expense related to the change in the fair value of derivatives, impairment losses, depreciation and amortization) compared to net costs of approximately $1.0 million for similar items in the 2005 period. Excluding these items, net income in 2006 declined by approximately $9.6 million, leading to the decline in operating cash flows of approximately $6.1 million. Partially offsetting the decline was a higher level of ARCap distributions prior to the sale, as well as the timing of liability payments.

An increase in net cash used in investing activities (approximately $124.5 million) was due to the increase in investments made during 2006 as compared to 2005, offset by the proceeds of selling our ARCap investment. The increased origination activity was due to shifting our focus to originating loans for our first CDO securitization. In addition, we were required to fund restricted collateral deposits in the 2006 period due to the decline in the fair value of our free standing derivatives.

The increase in net cash provided by financing activities (approximately $117.4 million) can be attributed to the higher level of investing activity during the 2006 period, offset by partial repayments made to the repurchase facilities and the full repayment of the warehouse facility.

LIQUIDITY REQUIREMENTS AFTER SEPTEMBER 30, 2006

Subsequent to September 30, 2006, we closed approximately $111.8 million of first mortgage loans of which $77.2 million will be used as collateral in our first CDO. In addition to these loans, we anticipate approximately another $25.5 million in additional acquisition volume for the CDO securitization to close during 2006. Financing for the anticipated acquisitions is expected to be made through our mortgage loan repurchase facility with BOA (see Note 6 to our condensed consolidated financial statements). Following the completion of our planned CDO issuance, which we expect to occur in the fourth quarter of 2006, we expect to enter into another repurchase facility to allow for a second CDO program.

During November 2006, distributions of approximately $3.3 million ($0.40 per share), which were declared in September 2006, will be paid to common shareholders. Additionally, due to the proceeds received from the sale of our

ARCap investment, we declared a special distribution of $1.40 per share to common shareholders of record at November 30, 2006. This special distribution will be paid in December 2006.

OTHER MATTERS

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the nine months ended September 30:


(In thousands)
                                               2006             2005
                                              ------           ------
Total dividends                               $9,966           $9,994
Return of capital:
  Amount                                       1,348               --
  Per share                                     0.16               --
  Percent of total dividends                   13.53%              --


Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 14 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual  obligations.  Details
of   these   obligations,   including   expected   settlement   periods   as  of
September 30, 2006, are contained below.


                                                              Payments Due by Period
                                                                   (In thousands)
                                             ----------------------------------------------------------
                                                         Less than                            More than
                                               Total       1 Year   1 - 3 Years  3 - 5 Years   5 Years
                                             --------    ---------  -----------  -----------  ---------
Debt:
  Debt securities repurchase facilities (1)  $150,150    $150,150    $     --     $     --    $     --
  Mortgage loan repurchase facility (1)       258,492     258,492          --           --          --
  Mortgage loan on real estate owned (2)       40,083         471       1,230        1,383      36,999
  Preferred shares of subsidiary
    (subject to mandatory repurchase) (1)      25,000          --          --           --      25,000
Funding Commitments:
  Future funding loan commitments              22,257      22,257          --           --          --
                                             --------    --------    --------     --------    --------

Total                                        $495,982    $431,370    $  1,230     $  1,383    $ 61,999
                                             ========    ========    ========     ========    ========


(1) Includes principal amounts only. At September 30, 2006, the weighted average interest rate on debt that was recourse to us was 6.04%.
(2) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Portfolio) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The first mortgage loan is non-recourse with respect to AMAC, the debt service is paid from the cash flows of the properties, and we will not be required to satisfy the obligation.

Recently Issued Accounting Standards
------------------------------------

See NEW ACCOUNTING PRONOUNCEMENTS in Note 1 to the condensed consolidated financial statements.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we have originated variable-rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings which have variable interest rates that reset relatively rapidly, such as weekly, monthly, or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase facilities and our trust preferred securities bear interest at rates that fluctuate with LIBOR.

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. We enter into certain hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions. These transactions include interest rate swaps and fair value hedges. Interest rate swaps are entered into in order to hedge against increases in floating rates on our repurchase facilities. Fair value hedges are entered into for some of our investments to hedge our risk that interest rates may affect the fair value of these investments, prior to securitization.

Based on the $145.2 million unhedged portion of the $433.6 million of borrowings outstanding at September 30, 2006, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $1.5 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% change in LIBOR would impact our annual net income and cash flows from such loans by approximately $337,000. The net effect of a 1% change in LIBOR would therefore result in a change of our annual net income by approximately $1.1 million. In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

Upon the completion of our planned CDO transaction, substantially all of our debt will be fixed through interest rate swaps on the CDO debt.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleged that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claimed, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit sought, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents were unenforceable and constituted a cloud on title. The basic claim of this suit was for $1.5 million. The case went to trial in September 2006 and was settled for $150,000. This amount is recognized in general and administrative expenses in our consolidated statements of income.

          See Note 15 of our condensed consolidated financial statements regarding an additional lawsuit which arose subsequent to September 30, 2006.

ITEM 1A.  RISK FACTORS

          There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2005.

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: November 8, 2006          By: /s/ James L. Duggins
                                    --------------------
                                    James L. Duggins
                                    Chief Executive Officer


Date: November 8, 2006          By: /s/ Alan P. Hirmes
                                    ------------------
                                    Alan P. Hirmes
                                    Managing Trustee and Chief Financial Officer