Form 10-K
period 2006-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2007-03-15
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

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

                                      NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2006 was approximately $119,980,000.

As of March 1, 2007 there were 8,402,049 outstanding common shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in June 2007, which are incorporated into Items 10, 11, 12, 13 and 14.

TABLE OF CONTENTS


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                           ANNUAL REPORT ON FORM 10-K


                                                                                                               PAGE
PART I
                     Item 1.           Business                                                                   4
                     Item 1A.          Risk Factors                                                               7
                     Item 1B.          Unresolved Staff Comments                                                 15
                     Item 2.           Properties                                                                15
                     Item 3.           Legal Proceedings                                                         15
                     Item 4.           Submission of Matters to a Vote of Security Holders                       15
PART II
                     Item 5.           Market for Registrant's Common Equity, Related Stockholder Matters
                                        and Issuer Purchases of Equity Securities                                16
                     Item 6.           Selected Financial Data                                                   18
                     Item 7.           Management's Discussion and Analysis of Financial Condition and
                                        Results of Operations                                                    19
                     Item 7A.          Quantitative and Qualitative Disclosures about Market Risk                30
                     Item 8.           Financial Statements and Supplementary Data                               34
                     Item 9.           Changes in and Disagreements with Accountants on Accounting and
                                        Financial Disclosure                                                     68
                     Item 9A.          Controls and Procedures                                                   68
                     Item 9B.          Other Information                                                         68
PART III
                     Item 10.          Directors, Executive Officers and Corporate Governance                    69
                     Item 11.          Executive Compensation                                                    69
                     Item 12.          Security Ownership of Certain Beneficial Owners and Management and
                                        Related Stockholder Matters                                              69
                     Item 13.          Certain Relationships and Related Transactions, and Director
                                        Independence                                                             69
                     Item 14.          Principal Accounting Fees and Services                                    69
PART IV
                     Item 15.          Exhibits, Financial Statement Schedules                                   69
SIGNATURES                                                                                                       73


                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in
Item 1A of this document, include, but are not limited to the following:

     o Risks of investing in uninsured and non-investment grade mortgage assets;

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

     o Risks associated with the repurchase agreements we utilize to finance our investments and the ability to raise capital;

     o    Risks associated with the failure to qualify as a REIT; and

     o Risks associated with Collateral Debt Obligation ("CDO") transactions, which include, but are not limited to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this annual report on Form 10-K.

PART I


ITEM 1.  BUSINESS.

General
-------

American Mortgage Acceptance Company was formed in 1991 as a Massachusetts business trust. We elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We are an externally managed REIT; all of our operations are conducted, pursuant to an Advisory Services Agreement, by CharterMac AMI Associates, Inc. (the "Advisor"), a subsidiary of CharterMac, a publicly traded company. We operate in one business segment, which focuses on investing in mortgage loans and other debt instruments secured by multifamily and commercial property throughout the United States. Throughout this report, the terms "we", "us", "our", "our Company" and similar terms are meant to refer to American Mortgage Acceptance Company and its consolidated subsidiaries.

Additional Information
----------------------

Additional information about us beyond what is included in this Form 10-K, including our CODE OF BUSINESS CONDUCT AND ETHICS, is available at www.americanmortgageco.com. As soon as reasonably practicable after such material is electronically filed with, or furnished to, the Securities and Exchange Commission ("SEC"), we make available on or through our website, free of charge:

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

Business Strategy
-----------------

Our business plan focuses on originating and acquiring mortgage loans and other debt instruments secured by multifamily and commercial properties throughout the United States. We invest in mezzanine loans, construction loans, first mortgage loans, subordinated interests in first mortgage loans and bridge loans. These mortgages may have fixed or variable interest rates. Additionally, we may invest in subordinate commercial mortgage-backed securities and other real estate assets. We have also invested in government insured or agency guaranteed first mortgages, insured mortgage pass-through certificates or insured mortgage backed securities, but we have divested ourselves of many of these assets.

We have begun funding the growth in our investment portfolio by utilizing CDO securitizations. A real estate CDO is a capital markets transaction in which the holder of various forms of real estate debt instruments finances those assets by selling bonds backed by the assets. We securitized $400.0 million of our investment portfolio in November 2006, of which, approximately $383.1 million had been originated when the securitization closed, and we intend to securitize additional growth in our investment portfolio using these types of transactions. Securities issued in CDO transactions will not be registered under the Securities Act of 1933 and will not be offered or sold in the United States absent registration or an applicable exemption from registration requirements. In November 2006, we formed a subsidiary to accumulate assets for the purposes of executing a planned second CDO securitization.

Investing
---------

We seek to leverage the expertise of our Advisor and its affiliates in originating the loans and other assets in which we invest. In addition, our Advisor, through its affiliates, provides the expertise to perform both the initial underwriting of the properties which serve as direct or indirect collateral for our loans, as well as the ongoing asset management and special servicing of those properties through construction, lease-up and stabilization.

We invest, or have invested in, the following types of commercial real estate loans:

     o    First mortgage loans;
     o    Subordinated B-notes and mezzanine loans;
     o    Bridge loans;
     o    Government insured and guaranteed investments; and
     o    Other investments

FIRST MORTGAGE LOANS

During 2006, we significantly grew our investment base by investing in first mortgage loans that are secured by multifamily or commercial properties. The loans, which are originated by affiliates of our Advisor, may be in the form of long-term fixed-rate financing obligations or subordinate interests in long-term fixed-rate financing obligations.

We may also invest in revenue bonds that are secured by first mortgages on affordable multifamily housing properties throughout the country. The revenue bonds generally rank on par with tax-exempt first mortgage revenue bonds that are owned by CharterMac, the parent of our Advisor. The proceeds from these revenue bonds are generally used for the new construction or substantial rehabilitation of affordable multifamily properties.

SUBORDINATED B-NOTES AND MEZZANINE LOANS

We originate or acquire B-notes and mezzanine loans (subordinate loans secured by interests in the borrowing entity) that typically finance newly stabilized or transitional multifamily and commercial real estate properties. We originate B-notes and mezzanine loans for office, retail or industrial properties as well. The interest rates we offer are either fixed or variable rate. We seek assets secured by properties in real estate markets with strong fundamentals and transactions with well capitalized developers or guarantors. Our B-notes and mezzanine transactions may involve us:

     1) issuing mezzanine debt subordinated to an existing first mortgage loan;
     2) jointly bidding with a senior lender and closing simultaneously (the process can be seamless to the client);
     3)   acquiring a subordinated loan from a senior lender; or
     4) originating the entire debt structure and selling the first mortgage to a senior lender.

B-notes and mezzanine loans are subordinate to senior mortgages and may include a participating component, such as a right to a portion of the cash flow and proceeds generated from the refinancing and sale of the underlying properties. Typically, they are secured by equity interests in the borrower and have limited recourse to the borrower.

BRIDGE LOANS

We originate or acquire Bridge financing on commercial properties nationwide. Bridge loans are secured by first mortgage liens on assets undergoing a transition or repositioning. Due to the transitional nature of the underlying assets, bridge loans typically require additional credit enhancement such as letters of credit or performance guarantees. Bridge loans are typically short term financings with terms ranging from 1 to 5 years. The interest rates may be either fixed or variable.

GOVERNMENT INSURED AND GUARANTEED INVESTMENTS

Our debt securities investments consist of government insured or guaranteed investments, primarily through the acquisition of Government National Mortgage Association ("GNMA" or "Ginnie Mae") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") mortgage-backed securities and pass-through certificates. We believe that government agency insured lending offers safety, liquidity and moderate yields, while also providing a strong asset base for collateralized borrowing on favorable terms.

OTHER INVESTMENTS

From time to time, we may invest in assets outside of our normal investment strategy (for example, equity investments or Commercial Mortgage Backed Securities ("CMBS")) if we believe that making such an investment is advantageous in maximizing our return on equity.

Financing
---------

During 2006, we began financing our investment growth by utilizing CDO securitizations. Prior to a securitization, we finance investments through a mortgage loan repurchase facility, or similar arrangement, which is repaid from the proceeds received when the CDO securitization is complete.

We finance our remaining investing activity primarily through borrowing from various other facilities at short-term rates. We have two debt securities repurchase facilities and a line of credit with a related party, all of which are used as financing sources.

For further information about these facilities, see MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES and Notes 8, 9, 10 and 12 to the consolidated financial statements.

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

Competition
-----------

We compete with various financial institutions including investment banks, commercial banks, insurance companies, other REITs, opportunity and private equity funds and pension fund advisors for investment opportunities.

Management and Governance
-------------------------

We have engaged our Advisor to manage our day-to-day affairs. Our Advisor has subcontracted with CharterMac Capital LLC ("CharterMac Capital") and ARCap Servicing, Inc. ("ASI"), subsidiaries of CharterMac, to provide the services necessary for our operations. Through our Advisor, CharterMac Capital and ASI offer us a core group of experienced staff and executive management personnel who provide us with services on both a full- and part-time basis. These services include, among other things, origination, acquisition, underwriting, asset monitoring, portfolio management, legal, finance, accounting, capital markets, investor relations and loan servicing.

We have no employees. Our Advisor receives compensation for the services it provides to us as set forth in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA; Item 11, EXECUTIVE COMPENSATION; and Item 13, CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE. In addition, we reimburse our Advisor and certain of its affiliates for expenses they incur in connection with their performance of services for us in accordance with our Advisory Services Agreement ("Advisory Agreement").

We are governed by a board of trustees comprised of five independent trustees and three non-independent trustees who are affiliated with our Advisor.

ITEM 1A.  RISK FACTORS.

An investment in our common shares involves a number of risks. Before making an investment decision, you should carefully consider all of the risks described in this document. If any of the risks discussed actually occur, our business, financial condition, results of operations and cash flows, and the value of your investment, could be materially adversely affected.

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

1. RISKS RELATED TO OUR INVESTMENTS

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS SECURED BY REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS

We derive most of our income by investing, directly and indirectly, in debt secured by multifamily or commercial properties. Such investments subject us to various types and degrees of risk that could adversely affect the value of our investments and our ability to generate revenue and net income.

Multifamily and commercial property values and net operating income derived from such properties are subject to volatility and may be affected adversely by a number of factors, including, but not limited to:

     o national, regional and local economic conditions (which may be adversely affected by industry slowdowns and other factors);
     o local real estate conditions (such as an oversupply of housing, retail, industrial, office or other commercial space and market demand for condominium units) as well as national, regional and local politics, including current or future rent stabilization and rent control laws and agreements;
     o stability of the controlling entity of our borrower and managing agent of the borrower's property;
     o    construction quality, age and design;
     o    demographic factors;
     o    retroactive changes to building or similar codes;
     o    increases in operating expenses (such as energy costs);
     o the potential need to expend additional capital in order to preserve our investment if a mortgage loan is called due to construction not being completed as required in the mortgage loan documents;
     o the ability to increase rents to generate the funds necessary to maintain the properties securing our investments in proper condition which can depend upon rent limitations imposed by the federal low income housing tax credit ("LIHTC") Program and city, state and federal housing subsidy or similar programs;
     o if a loan defaults, the value of the property securing the loan (plus, for properties that are financed through the LIHTC Program, the value of the credits) may be less than the unamortized principal amount of the loan;
     o the costs of removal of certain hazardous substances released on a property securing our investment; a property operator could be liable for without regard to whether the owner or operator knew of, or was responsible for, the release of such hazardous substances; and
     o costs to comply with the Americans with Disabilities Act, fire and safety regulations, building codes, and other land use regulations.

These conditions and events may increase the possibility that a property operator or developer may be unable to meet its obligations to us or otherwise expose us to losses, thereby affecting our net income.

From time to time, through the foreclosure process, we may also take title to properties as a result of loan defaults by borrowers. While our Advisor would act to improve the operating performance of any such properties and actively market them for sale, the assets tend to be illiquid and there is no assurance that we would realize the full carrying amounts when the properties are sold.

COMMERCIAL REAL ESTATE INVESTMENTS THAT ARE NON-INVESTMENT GRADE INVOLVE RISK OF LOSS

GENERAL. We intend to continue to originate and acquire non-investment grade mortgage loans and mortgage assets as part of our investment strategy. Such loans and assets may include first mortgage loans, mezzanine loans, construction loans, bridge loans, subordinated interests in first mortgage loans and CMBS. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under mortgage loans we hold, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan.

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

COMPETITION IN ACQUIRING DESIRABLE INVESTMENTS MAY LIMIT THEIR AVAILABILITY WHICH COULD, IN TURN, NEGATIVELY AFFECT OUR ABILITY TO GENERATE NET INCOME

We compete for loan investments with numerous public and private real estate investment vehicles, such as investment banks, commercial banks, insurance companies, other REITS, opportunity and private equity funds and pension fund advisors. Mortgages, mezzanine loans, subordinated interests in CMBS and other investments are often obtained through a competitive bidding process. In addition, competitors may seek to establish relationships with the financial institutions and other firms from which we intend to purchase such assets. Many of our competitors are larger than us, may have access to greater capital resources and other resources, and may have other advantages over us and our Advisor in conducting certain business and providing certain services. Competition may result in higher prices for mortgage assets, lower yields and a narrower spread of yields over our borrowing costs. There can be no assurance that we will achieve investment results that will allow any specified level of cash distribution.

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

Our income depends primarily on the spread between income we earn and our borrowing costs to fund investments. Interest rate mismatch occurs because many of our assets generate income at a fixed rate while our borrowings have interest rates that reset relatively rapidly, such as monthly or quarterly. In addition, in periods of declining market rates, income from our variable rate investments would decline. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income and could result in operating losses. See also Item 7A, QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

PREPAYMENT RATES MAY NEGATIVELY AFFECT THE VALUE OF OUR INVESTMENTS.

The value of our investments may be affected by prepayment rates. Prepayment rates are influenced by changes in current interest rates and a variety of economic, geographic and other factors beyond our control, and consequently, such prepayment rates cannot be predicted with certainty. To the extent we originate mortgage loans, we expect that such mortgage loans will have a measure of protection from prepayment in the form of prepayment lock-out periods or prepayment penalties. In periods of declining mortgage interest rates, prepayments on mortgages generally increase. If general interest rates decline as well, the proceeds of such prepayments received during such periods are likely to be reinvested by us in assets yielding less than the yields on the investments that were prepaid. In addition, the market value of mortgage investments may, because of the risk of prepayment, benefit less from declining interest rates than would other fixed-income securities. Conversely, in periods of rising interest rates, prepayments on mortgages generally decrease, in which case we would not have the prepayment proceeds available to invest in assets with higher yields. Under certain interest rate and prepayment scenarios we may fail to recoup fully our cost of acquisition of certain investments.

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

CONCENTRATION AND THE CREDIT QUALITY OF BORROWERS MAY RESULT IN LOSSES

We have not established any limit upon the geographic concentration of properties securing our investments or the credit quality of borrowers of uninsured investments. As a result, properties securing our investments may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured investments may have low credit quality. As of December 31, 2006, 87.9% of our portfolio was comprised of non-insured investments. Of this group of assets, 19.8%, 19.4% and 11.0% were secured by properties in Texas, California and New York, respectively. We had no borrowers exceeding 10% of our portfolio of investments in mortgage loans, notes receivable and revenue bonds.

2.  RISKS RELATED TO OUR ADVISOR

WE ARE DEPENDENT ON OUR ADVISOR AND IF OUR ADVISOR TERMINATES THE ADVISORY AGREEMENT, WE MAY NOT BE ABLE TO FIND AN ADEQUATE REPLACEMENT ADVISOR

We have no employees, although we have officers. We have entered into an Advisory Agreement with our Advisor under which it provides us with all of the services necessary for our operations. We are dependent on our Advisor for the management and administration of our business and investments. The results of our operations will be dependent upon the availability of, and our Advisor's ability to identify and capitalize on, investment opportunities. The agreement may be terminated:

     (i)  without cause by our Advisor; or
     (ii) with or without cause by a majority of our independent trustees.

The Advisor can terminate the agreement without penalty, but we are subject to a termination fee, except in certain instances, for termination or non-renewal, equal to four times the asset management fee and four times the incentive management fee that our Advisor would have been entitled to receive from us during the four calendar quarter period immediately proceeding the effective date of such termination. Termination would be effective upon 60 days prior written notice to the non-terminating party. If our Advisor terminates our agreement, we may not be able to find an adequate replacement advisor.

CONFLICTS OF INTEREST COULD ARISE AMONG US AND OUR RELATED PARTIES

Our Advisor has subcontracted to its affiliates, CharterMac Capital and ASI, its obligation to provide services under the Advisory Agreement, and there are risks involved with this arrangement. Under our Advisory Agreement, the Advisor, CharterMac Capital and ASI are permitted to act as advisor to other entities having investment policies similar to ours, including other REITs. Generally, in conflict situations with non-affiliated entities, our Advisor must present an investment opportunity to us if the opportunity is within our investment objectives and policies, the opportunity is of a character that could be taken by us, and we have the financial resources to take advantage of the opportunity.

Additionally, CharterMac, the parent of the Advisor, has in the past, and may in the future, invest in first mortgage loans, including taxable first mortgage revenue bonds or other investments that are similar to those in which we invest.

To the extent that these existing entities, as well as affiliated entities which may be formed by affiliates of our Advisor in the future, have funds available for investment at the same time as we do and a potentially suitable investment is offered to us or the affiliated entities, our Advisor will review the affiliated entities' and our investment portfolios and will determine whether or not the investment should be made by one of the affiliated entities or by us based upon factors such as the amount of funds available for investment, yield and portfolio diversification. If the making of a mortgage loan or other mortgage investment appears equally appropriate for us and these affiliated entities, the mortgage loan or other mortgage investment will either be made by a joint venture between two or more of such entities (which may include us), or will be allocated to one of such entities on a basis of rotation with the initial order of priority determined by the dates of formation of the entities. We also have a co-investment agreement with a fund affiliated with (and managed by an affiliate of) our Advisor whereby we invest equally in commercial real estate loans. In the event that there is a default with respect to any of these investments, however, a conflict could exist with respect to claims on underlying assets, proceeds from liquidation, etc.

In addition, Stephen M. Ross is the principal owner of The Related Companies L.P ("Related"), as well as the Chairman and an indirect owner of a 20.7% economic interest in CharterMac. Jeff T. Blau, one of our managing trustees, is also President of Related. Affiliates of Related are the borrowers of commercial real estate loans we own (see Notes 2 and 20 to the consolidated financial statements) and any defaults with respect to those loans would present a conflict of interest with respect to exercising our remedies.

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

We have invested in, and may in the future invest in, mortgage investments secured by properties in which affiliates of our Advisor own equity interests in the borrower. Our declaration of trust requires that any transaction between our Advisor or any of its affiliates and us be approved by a majority of our trustees, including a majority of the independent trustees, not otherwise interested in the transaction, as being fair and reasonable and on terms not less favorable to us than those available from unaffiliated third parties. As of December 31, 2006, we had four first mortgage loans with a total carrying value of approximately $91.9 million, and four multifamily housing first mortgage bonds with a total carrying value of approximately $5.0 million to borrowers that are affiliates of our Advisor, which represents 13.4% of our total assets.

In June 2004, we entered into a revolving credit facility with CharterMac, which provides up to $50.0 million in borrowings and bears interest at LIBOR plus 3.0% basis points. This facility was extended through June 2007 and contains terms that are similar to those we would obtain from a third-party lender. In June 2007, we will have the option to extend the maturity date one year, which we expect to do. As of December 31, 2006, there was approximately $15.0 million outstanding on this facility.

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

     IF WE ARE UNABLE TO RENEW OUR BORROWINGS AT FAVORABLE RATES, WE MAY BE FORCED TO SELL ASSETS, AND OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

     We rely on short-term repurchase agreements to finance a portion of our assets. Our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and our ability to renew or replace these short-term borrowings on a continuous basis as they mature. If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may adversely affect our profitability. As of December 31, 2006, we had borrowings of approximately $163.6 million outstanding under our repurchase facilities.

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

THERE ARE RISKS ASSOCIATED WITH OUR CDO TRANSACTIONS

We are exposed to additional risks when we finance a portion of our investment portfolio through a CDO transaction. Risks associated with financing investments through a CDO include the following:

     WE MAY NOT BE ABLE TO ACQUIRE ELIGIBLE INVESTMENTS FOR A CDO ISSUANCE, OR MAY NOT BE ABLE TO ISSUE CDO SECURITIES ON ATTRACTIVE TERMS, WHICH MAY REQUIRE US TO UTILIZE MORE COSTLY FINANCING FOR OUR INVESTMENTS, OR TO LIQUIDATE THE INVESTMENTS.

     We have begun to finance certain of our investments on a non-recourse, long-term basis through the issuance of CDOs. During the period that we are acquiring these investments, we finance our purchases through warehouse facilities. We use these facilities to finance our acquisition of investments until we have accumulated a sufficient quantity of them, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other types of long-term financing. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing, or otherwise liquidate the collateral.

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

     THE USE OF CDO FINANCINGS WITH OVER-COLLATERALIZATION AND INTEREST COVERAGE REQUIREMENTS MAY HAVE A NEGATIVE IMPACT ON OUR CASH FLOW.

     The terms governing CDOs generally provide that the principal amount of investments must exceed the principal balance of the related bonds by a certain amount and that interest income exceed interest expense by a certain amount. If delinquencies and/or losses or other factors cause a decline in collateral or cash flow levels, the cash flow otherwise payable on our investment may be redirected to repay the senior classes of debt until such point as the CDO is in compliance with the terms of the CDO. We cannot assure you that the performance tests will be satisfied. If our investments fail to perform as anticipated, our over-collateralization, interest coverage or other credit enhancement expense associated with our CDO financings will increase.

     WE MAY BE REQUIRED TO REPURCHASE LOANS THAT WE HAVE SOLD OR TO INDEMNIFY HOLDERS OF OUR CDOS.

     If any of the loans we originate or acquire and sell or securitize through CDOs do not comply with representations and warranties that we make about certain characteristics of the loans, the borrowers and the underlying properties, we may be required to repurchase those loans or replace them with substitute loans. In addition, we may be required to indemnify persons for losses or expenses incurred as a result of a breach of a representation or warranty. Repurchases or indemnification payments could adversely affect our financial condition and operating results.

HEDGING TRANSACTIONS CAN LIMIT GAINS AND INCREASE EXPOSURE TO LOSSES

Hedging involves risk and hedging activities may not have the desired beneficial impact on our results of operations, financial condition or cash flows. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

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

4.  RISKS  RELATED  TO OUR  CLASSIFICATION  AS A REIT  AND NOT AS AN  INVESTMENT
COMPANY

There are risks associated with being a REIT, which include the following:

FAILURE TO QUALIFY AS A REIT WOULD SUBJECT US TO FEDERAL, STATE AND LOCAL INCOME TAXES, WHICH WOULD REDUCE THE NET INCOME AND CASH AVAILABLE FOR DISTRIBUTION TO OUR SHAREHOLDERS.

We offer investors the opportunity to invest through an entity intended to qualify as a REIT for federal income tax purposes. The federal income tax laws governing REITs are extremely complex, and interpretations of the federal income tax laws governing REIT qualification are limited. Given the highly complex nature of the rules governing REITs, the ongoing importance of factual determinations, including the tax treatment of participation interests in mortgage loans and mezzanine loans, and the possibility of future changes in its circumstances, no assurance can be given that we will qualify for any particular year.

If we fail to qualify as a REIT in any calendar year and do not qualify for certain statutory relief provisions, we would be required to pay federal, state and local income taxes on our taxable income. We might need to borrow money or sell assets in order to pay that tax. Our payment of income tax would decrease the amount of our cash available for distribution to our shareholders. Furthermore, if we fail to maintain our qualification as a REIT and we do not qualify for certain statutory relief provisions, we no longer would be required to distribute substantially all of our taxable income to our shareholders. Unless our failure to qualify as a REIT were excused or cured under federal tax laws, we would be disqualified from taxation as a REIT for the four taxable years following the year during which qualification was lost.

AS A REIT, OUR INCOME CAN ONLY COME FROM LIMITED TYPES OF SOURCES.

To qualify as a REIT, at least 75% of our gross income must come from qualified real estate sources and at least 95% of our gross income must come from qualified real estate sources and certain other sources that are itemized in the REIT tax laws. In addition to these income tests, we must satisfy certain requirements concerning our assets on a quarterly basis, including the requirement that at least 75% of our assets qualify as real estate assets. Therefore, we may have to forego opportunities to invest in potentially profitable businesses or assets because they would produce income that could jeopardize our status as a REIT.

FAILURE TO MAKE REQUIRED DISTRIBUTIONS WOULD SUBJECT US TO TAX, WHICH WOULD REDUCE THE CASH AVAILABLE FOR DISTRIBUTION TO OUR SHAREHOLDERS.

In order for us to qualify as a REIT, we must distribute to our shareholders, each calendar year, at least 90% of our taxable income (including certain items of non-cash income), determined without regard to the deduction for dividends paid and excluding net capital gains. In addition, we may be subject to a 4% nondeductible excise tax on the amount, if any, by which our distributions in any calendar year are less than certain specified amounts.

Our taxable income may substantially exceed our net income as determined based on accounting principles generally accepted in the United States of America ("GAAP"), because, for example, realized capital losses will be deducted in determining the REIT's GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of net income or in advance of the corresponding cash flow from the assets. To the extent that we generate such non-cash taxable income, or "phantom" income, in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to our shareholders in that year or we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

WE ARE ALSO SUBJECT TO OTHER TAX LIABILITIES.

As a REIT, we may be subject to federal, state and local taxes on certain types of income, property and transactions. Any of these taxes would reduce our operating cash flow.

LIQUIDATION OF COLLATERAL MAY JEOPARDIZE OUR REIT STATUS.

To continue to qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our mortgage investments to satisfy our obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our status as a REIT.

CHANGES IN TAX LAWS  REGARDING  REITS  COULD  ADVERSELY  AFFECT OUR NET  INCOME.

Congress, and to some extent the United States Department of Treasury, as well as state legislatures and regulatory authorities, could at any time adversely change the way in which a REIT and its stockholders are taxed, by imposing additional entity-level taxes, further restricting the permissible beneficial ownership and types of assets and income of a REIT, requiring additional distributions, or changing the law in any other respect. Moreover, such changes could apply retroactively. Should any such changes be implemented, they may cause our net income to decline.

LOSS OF INVESTMENT COMPANY ACT EXCLUSION WOULD ADVERSELY AFFECT US.

We intend to conduct our business so as not to become regulated as an investment company under the Investment Company Act of 1940, as amended (the "Investment Company Act"). Towards this end, we rely on an exclusion from regulation as an investment company available to entities that are primarily engaged in the business of purchasing or otherwise acquiring mortgages and other liens on and interests in real estate. Under the current interpretation of the SEC staff, in order to qualify for this exclusion, we must maintain at least 55% of our assets directly in these qualifying real estate interests, and 80% of our assets in qualifying real estate interests and real estate-related interests. In meeting the 55% requirement, we treat as qualifying real estate interests our investments in whole mortgage loans and revenue bonds that are secured by first mortgages on affordable multifamily housing properties. We also treat as qualifying real estate interests our investments in mortgage-backed securities issued with respect to an underlying pool as to which we hold all issued certificates. Mortgage-backed securities that do not represent all the certificates issued with respect to an underlying pool of mortgages may be treated as securities separate from the underlying mortgage loans and, thus, may not be considered qualifying real estate interests for purposes of the 55% requirement. Instead, we treat our interests in these mortgage-backed securities as real estate-related interests. Therefore, our ownership of these mortgage-backed securities is limited by the provisions of the Investment Company Act.

If we fail to qualify for the exclusion for real estate companies, we would be regulated as an investment company and our business would be materially adversely affected. As a regulated investment company, we would be prevented from conducting our business as described in this document because the Investment Company Act contains various restrictions that, among other things, would reduce our ability to borrow. If the SEC or its staff adopts a contrary interpretation with respect to the treatment of investments in mortgage backed securities, we could be required to sell a substantial amount of our mortgage-backed securities under potentially adverse market conditions. In addition, in order to insure that we at all times qualify for the exclusion from the Investment Company Act, we may be precluded from acquiring mortgage-backed securities whose yield is somewhat higher than the yield on those that could be purchased in a manner consistent with the exemption. The net effect of these factors may be to lower our net income.

5. RISKS RELATED TO OUR COMMON SHARES AND OUR SHAREHOLDERS

RESTRICTIONS ON SHARE ACCUMULATION IN REITS COULD DISCOURAGE A CHANGE OF CONTROL OF OUR COMPANY.

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

SUPERMAJORITY VOTING REQUIREMENTS FOR ACQUISITIONS AND MERGERS COULD DISCOURAGE A CHANGE OF CONTROL OF OUR COMPANY.

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

ISSUANCES OF LARGE AMOUNTS OF OUR COMMON SHARES COULD CAUSE OUR SHARE PRICE TO DECLINE.

Our declaration of trust permits our trustees to issue an unlimited number of shares (subject to SEC registration requirements and the consent of shareholders if required pursuant to the rules of the American Stock Exchange). The issuance of common shares could cause dilution of our existing common shares and a decrease in the market price of our common shares.

OUR SHAREHOLDERS MAY HAVE PERSONAL LIABILITY FOR OUR ACTS AND OBLIGATIONS.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We utilize office space of our Advisor and otherwise have no owned or leased properties that we use to conduct our business.

As a result of not being eligible for sale accounting treatment on certain properties sold in 2004, we have three properties classified as real estate owned - held and used. See Note 6 to the consolidated financial statements for further discussion of these properties.

ITEM 3. LEGAL PROCEEDINGS.

We are not party to any pending material legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 8, 2007, there were 224 registered shareholders owning 8,402,049 shares. Our common shares have been listed on the American Stock Exchange since July 1, 1999, under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for our shares.

The high and low common share prices for each quarterly period in the past two fiscal years in which the shares were traded is as follows:


                                          2006                       2005
                                -----------------------     -----------------------

  Quarter Ended                    Low          High           Low           High
------------------              ---------     ---------     ---------     ---------
March 31                        $   14.66     $   16.05     $   13.70     $   17.15
June 30                         $   14.15     $   15.86     $   13.44     $   16.44
September 30                    $   14.65     $   18.11     $   13.93     $   16.45
December 31                     $   16.13     $   19.82     $   13.14     $   14.99


The last reported sale price of our common shares on the American Stock Exchange on March 8, 2007 was $9.80.

Incentive Share Option Plan
---------------------------

The following table provides information related to our Incentive Share Option Plan as of December 31, 2006:


                      Equity Compensation Plan Information

                                             (a)                      (b)                         (c)

                                                                                          Number of securities
                                          Number of                                     remaining available for
                                      securities to be                                   future issuance under
                                    issued upon exercise        Weighted-average          equity compensation
                                       of outstanding          exercise price of            plans (excluding
                                      options, warrants       outstanding options,        securities reflected
                                         and rights           warrants and rights            in column (a))
                                    ----------------------    ---------------------     -----------------------
Equity compensation plans
   approved by security holders              93,000                   $15.03                    652,941
Equity compensation plans not
   approved by security holders                  --                       --                         --
                                    ----------------------    ---------------------     -----------------------

Totals                                       93,000                   $15.03                    652,941
                                    ======================    =====================     =======================


Dividends
---------

Cash dividends per share for the years ended December 31, 2005 and 2006 are as set forth in the following table:

                                                                 Total Amount
Cash Dividends                                                    Distributed
for Quarter Ended                       Date Paid    Per Share   (in thousands)
-----------------                      -----------   ---------   --------------
March 31, 2005                           5/13/05      $   0.40      $ 3,335
June 30, 2005                            8/12/05          0.40        3,324
September 30, 2005                      11/14/05          0.40        3,325
December 31, 2005                        2/14/06          0.40        3,322
Special dividends                       11/30/05          0.30        2,493
                                                      --------      -------

     Total for 2005                                   $   1.90      $15,799
                                                      ========      =======

March 31, 2006                           5/12/06      $   0.40      $ 3,322
June 30, 2006                            8/11/06          0.40        3,322
September 30, 2006                      11/13/06          0.40        3,331
Special dividends                        1/15/07          1.40       11,760
December 31, 2006                        2/14/07          0.40        3,360
                                                      --------      -------

     Total for 2006                                   $   3.00      $25,095
                                                      ========      =======


There are no material legal restrictions upon our present or future ability to make distributions in accordance with the provisions of our declaration of trust. Future distributions paid by us will be at the discretion of our board of trustees and will depend on our actual cash flow, our financial condition, capital requirements, REIT requirements and such other factors as the trustees deem relevant.

Share Repurchases
-----------------

We did not repurchase any of our common shares during the fourth quarter of 2006.

Other information required by this item, as well as additional information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 16 and 17 to our consolidated financial statements.

ITEM 6.  SELECTED FINANCIAL DATA.

The information set forth below presents our selected financial data. See Item 7, MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS for factors affecting the comparability of this data. Additional financial information is set forth in the audited financial statements and footnotes thereto contained in Item 8, FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


(In thousands except per share amounts)

                                          Year ended December 31,
                          --------------------------------------------------------
OPERATIONS                2006 (1)    2005 (2)      2004        2003        2002
----------                --------    --------    --------    --------    --------
Total revenues            $38,628     $33,863     $21,200     $16,368     $10,458
                          =======     =======     =======     =======     =======

Income from continuing
  operations              $ 2,118     $14,801     $11,450     $11,733     $ 9,660
                          =======     =======     =======     =======     =======

Net income                $ 2,687     $15,235     $11,273     $11,884     $ 9,660
                          =======     =======     =======     =======     =======

Income from continuing
  operations per share,
  basic and diluted       $  0.25     $  1.78     $  1.37     $  1.50     $  1.61
                          =======     =======     =======     =======     =======

Net income per share,
  basic and diluted       $  0.32     $  1.83     $  1.35     $  1.52     $  1.61
                          =======     =======     =======     =======     =======

Dividends per share       $  3.00     $  1.90     $  1.60     $  1.60     $  1.51
                          =======     =======     =======     =======     =======


                                                                      December 31,
                                           ----------------------------------------------------------------
FINANCIAL POSITION                            2006          2005          2004          2003          2002
------------------                         ---------     ---------     ---------     ---------     --------
Total assets                               $ 720,984     $ 400,723     $ 349,033     $ 327,107     $195,063
                                           =========     =========     =========     =========     ========

CDO notes payable                          $ 362,000     $      --     $      --     $      --     $     --
                                           =========     =========     =========     =========     ========

Debt securities repurchase facilities      $  79,427     $ 209,101     $ 157,633     $ 149,529     $ 87,880
                                           =========     =========     =========     =========     ========

Mortgage loan repurchase facility          $  84,149     $      --     $      --     $      --     $     --
                                           =========     =========     =========     =========     ========

Warehouse facility                         $      --     $   4,070     $   3,827     $  34,935     $  8,788
                                           =========     =========     =========     =========     ========

Line of credit - related party             $  15,000     $      --     $   4,600     $      --     $     --
                                           =========     =========     =========     =========     ========

Mortgages payable on real estate owned     $  39,944     $  40,487     $  56,993     $  15,993     $     --
                                           =========     =========     =========     =========     ========

Preferred shares of subsidiary
   (subject to mandatory repurchase)       $  25,000     $  25,000     $      --     $      --     $     --
                                           =========     =========     =========     =========     ========

Total liabilities                          $ 635,976     $ 286,540     $ 228,501     $ 206,212     $100,725
                                           =========     =========     =========     =========     ========

Total shareholders' equity                 $  85,008     $ 114,183     $ 120,532     $ 120,895     $ 94,338
                                           =========     =========     =========     =========     ========


(1) During 2006, net income was significantly impacted by a gain resulting from the sale of our ARCap membership interests, offset by a substantial expense related to changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting, a loss incurred from the sale of 20 FNMA securities and impairment charges recorded on two notes receivable and three mezzanine loans.
(2) During 2005, net income was impacted by the recognition of fees relating to an early payoff of a GNMA certificate and a mezzanine loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Factors Affecting Comparability
-------------------------------

During 2006, we recognized impairment losses on several mortgage loans and notes receivable. As a result, these charges have been recorded in impairment losses on investments on our consolidated statements of income. There were no such losses recognized in the 2005 and 2004 periods.

During 2006, we entered into fair value swaps to which we do not apply hedge accounting. As a result, changes in the market value of these derivatives have been recorded as gains and losses in other income on our consolidated statements of income. There were no such gains or losses recorded in prior comparable periods.

During August 2006, we sold our membership interests in ARCap, resulting in a significant gain on the sale, as well as additional equity income recognized from a special distribution prior to the sale, while eliminating any further equity income. Prior comparable periods, included equity income from the investment and 2005 included a conversion premium for when we converted a portion of our preferred membership units to common units.

During 2006, we sold twenty debt securities, resulting in a reduction of net income from impairment charges recorded, as well as the recognition of a loss on the sale. There were no such losses or impairments recorded in prior comparable periods.

During March 2005, we issued $25.0 million of Floating Rate Preferred Securities through a subsidiary. Due to the mandatory redemption feature of these securities, the payments or accruals of dividends and other amounts to be paid to the holders of these securities are reported as interest costs. As a result, these interest costs are classified as Interest - Distributions to Preferred Shareholders of Subsidiary (Subject to Mandatory Repurchase). There were no such interest costs in periods prior to 2005.

During September 2005, the GNMA certificate and mezzanine loan investments relating to one property were repaid prior to its maturity date. This pay off resulted in significantly higher levels of fees earned and gain on redemption. There were no such fees recognized in any comparable period.

Investment Activity
-------------------

During the years ended December 31, we originated the following investments:


                              2006                      2005                       2004
                     ---------------------     ----------------------     ----------------------
                                  Weighted                   Weighted                   Weighted
                                   Average                    Average                    Average
                                  Interest                   Interest                   Interest
(In thousands)        Amount        Rate        Amount         Rate        Amount         Rate
                     --------     --------     --------      --------     --------      --------
Mortgage loans       $500,140        6.32%     $ 47,500        15.00%     $  8,500        11.64%
Debt securities            --          --        61,691         6.04%       34,823         5.60%
Notes receivable           --          --            --           --         4,517        12.96%
                     --------     -------      --------      -------      --------      -------
Total                $500,140        6.32%     $109,191         9.94%     $ 47,840         7.37%
                     ========     =======      ========      =======      ========      =======


During 2006, the composition of our investment portfolio shifted to include a large portion of mortgage loans that collateralize our CDO notes payable, or will collateralize a planned second CDO securitization in 2007. We have shifted our investment strategy away from debt securities and increased our investments in mortgage loans, which are in the form of first mortgage loans, mezzanine and bridge loans and subordinated B-notes. The increases in these types of mortgage assets allows us to increase our ability to obtain leverage on those assets to allow for further investment activity.

Components of our 2006 mortgage investments are as follows:


(In thousands)                                                 Weighted
                                                               average
                                            Amount          interest rate
                                           --------         -------------
Mortgage loans investments
   First mortgage loans                    $426,045              6.12%
   Bridge loans                              37,596              5.84
   Mezzanine loans                            6,500              8.32
   Subordinated B-notes                      29,999              9.25
                                           --------           -------
Total                                      $500,140              6.32 %
                                           ========           =======


Results of Operations
---------------------

The following is a summary of our operations:


                                                                  % Change                   % Change
                                                                   2006 vs                    2005 vs
(In thousands)                           2006          2005         2005          2004         2004
                                       --------      --------     --------      --------     --------
Total revenues                         $ 38,628      $ 33,863         14.1 %    $ 21,200        59.7%
Total expenses                          (52,277)      (22,043)       137.2       (12,150)       81.4
Total other income                       15,767         2,981        428.9         2,400        24.2
Income from discontinued operations         569           434         31.1          (177)      345.2
                                       --------      --------      -------      --------     -------

Net income                             $  2,687      $ 15,235        (82.4)%    $ 11,273        35.1%
                                       ========      ========      =======      ========     =======


The growth in our annual revenues in both 2006 and 2005 resulted primarily from increases in investment volume activity, as well as fees received as a result of an early paydown of a GNMA certificate and a mezzanine loan during 2005.

Expenses also increased for these periods due to:

     o impairment charges recorded with respect to five mortgage loans and notes receivable in 2006;
     o financing costs (particularly due to higher debt balances and steady increases in interest rates);
     o the increase in property operations, interest expense and depreciation costs for Real Estate Owned; and
     o Advisory fees for the 2005 period due to higher net income and an increased asset base.

The 2006 expense increase was offset by reduced advisory fees because we did not pay incentive management fees for that period.

Other income increased substantially during 2006 as a result of a gain on the sale of our ARCap Investors, L.L.C. ("ARCap") investment, partially offset by significant losses related to "mark to market" adjustments made to our free-standing derivatives.

REVENUES

Changes in components of our revenues were as follows:


(dollars in  thousands)
                                                              %              %        % of       % of       % of
                            Year Ended December 31,         Change         Change    Total      Total      Total
                       --------------------------------    2006 vs        2005 vs     2006       2005       2004
                         2006        2005        2004        2005           2004    Revenues   Revenues   Revenues
                       --------    --------    --------    --------       --------  --------   --------   --------
Interest income:

  Mortgage loans       $19,637     $ 5,425     $ 1,808       262.0 %      200.1 %     50.8%      16.0%       8.5%


  Debt securities       10,497      12,823       9,734       (18.1)        31.7       27.2       37.9       45.9

  Notes receivable         387       1,563       2,546       (75.2)       (38.6)       1.0        4.6       12.0

  Revenue bonds            503         581         633       (13.4)        (8.2)       1.3        1.7        3.0

  Temporary
    investments            384         233          42        64.8        454.8        1.0        0.7        0.2

Fees related to
  the prepayment
  of assets                 --       5,581         181      (100.0)     2,983.4         --       16.5        0.9

Other revenues             286         954         153       (70.0)       523.5        0.7        2.8        0.7
                       -------     -------     -------     -------      -------      -----      -----      -----

  Subtotal              31,694      27,160      15,097        16.7         79.9       82.0       80.2       71.2
                       -------     -------     -------     -------      -------      -----      -----      -----


  Rental income          6,934       6,703       6,103         3.4          9.8       18.0       19.8       28.8
                       -------     -------     -------     -------      -------      -----      -----      -----


Total revenues         $38,628     $33,863     $21,200        14.1 %       59.7 %    100.0%     100.0%     100.0%
                       =======     =======     =======     =======      =======      =====      =====      =====


At December 31, we had the following investments (exclusive of Real Estate Owned and temporary investments):


(dollars in thousands)
                                   2006                               2005                                  2004
                    ---------------------------------   ---------------------------------    ---------------------------------
                                             Weighted                            Weighted                             Weighted
                                             Average                             Average                              Average
                    Carrying                 Interest   Carrying                 Interest    Carrying                 Interest
                     Amount     % of Total     Rate      Amount     % of Total     Rate       Amount     % of Total     Rate
                    --------    ----------   --------   --------    ----------   --------    --------    ----------   --------
Mortgage loans      $536,685        84.7%      7.15%    $ 51,981        17.6%      14.74%    $ 21,376         8.7%      11.68%
Debt securities       82,582        13.0       6.35      222,723        75.5        6.23      194,587        79.2        6.48
Notes receivable       9,213         1.5       9.79       13,725         4.7       10.00       23,111         9.4        9.43
Revenue bonds          4,967         0.8       8.70        6,626         2.2        8.68        6,672         2.7        8.69
                    --------      ------     ------     --------      ------      ------     --------      ------      ------
Total               $633,447       100.0%      7.01%    $295,055       100.0%       7.96%    $245,746       100.0%       7.36%
                    ========      ======     ======     ========      ======      ======     ========      ======      ======


Interest income from mortgage loans increased significantly in 2006 and 2005 due to the funding of 58 first mortgage loans, bridge notes, mezzanine loans, and subordinated B-notes in 2006, as well as the funding of three mezzanine loans during the second half of 2004 and seven mezzanine loans during 2005. The decrease in the weighted average interest rates on mortgage loans during 2006 was due to a large portion of investments made in the form of first mortgage loans, which are significantly lower yielding than the mezzanine loan investments we acquired in 2005.

Interest income from debt securities decreased during 2006, primarily due to the sale of 20 FNMA certificates in November 2006, as well as the payoff of three GNMA certificates during the year. The increase in the weighted average interest rate on debt securities during 2006 is due to the lower yields of the FNMA certificates sold relative to the yields of those retained. During 2005, interest income from debt securities increased because of the funding of various FNMA certificates during the latter half of 2004 and during 2005, which were lower yielding debt securities than the ones we previously held, thus decreasing the weighted average interest rate.

Interest income from notes receivable decreased during both 2006 and 2005, primarily due to the payoff of several notes during these periods, as well as three loans which defaulted in 2006.

Interest income from revenue bonds decreased during both 2006 and 2005 primarily due to the payoff of two revenue bonds in 2006 and two others in the latter half of 2004.

Interest income from temporary investments increased during 2006 and 2005 primarily due to excess cash on hand resulting from the payoff of several mortgage loans and debt securities, as well as the funds received from the sale of our investment in ARCap and debt securities in 2006.

Fees related to prepayment of assets in 2005 represent the recognition of fees relating to an early payoff of a GNMA certificate and a mezzanine loan during that year, which were significantly larger than fees received for investments prepaid in 2004. There were no such fees recognized in 2006 as the prepayment fee on a comparable transaction was deferred and will be recognized over the life of a refinanced loan we originated.

Other revenues increased for 2005, primarily due to the recognition of a commitment fee and a non-refundable due diligence fee during 2005. We had no comparable transactions in 2006 or 2004.

Rental income increased during the 2005 period, as compared to 2004, primarily due to the completion of construction on one property in the portfolio in 2004, thus, due to the stabilization of the property in 2005, rental income increased steadily during 2005 and into 2006.

EXPENSES

Changes in components of our expenses in 2006, 2005 and 2004 were as follows:


(dollars in  thousands)
                                                              %           % of       %         % of       % of
                            Year Ended December 31,         Change       Total     Change     Total      Total
                       --------------------------------    2006 vs        2006    2005 vs      2005       2004
                         2006        2005        2004        2005       Revenues    2004     Revenues   Revenues
                       --------    --------    --------    --------     --------  --------   --------   --------
Interest               $19,149     $ 7,057     $ 4,017       171.3%        49.6%     75.7 %    20.8%     18.9%

Distributions to
  preferred
  shareholders           2,241       1,452          --        54.3          5.8     100.0       4.3        --

General and
  administrative         2,500       1,956       1,740        27.8          6.5      12.4       5.8       8.2

Impairment loss
  on investments        17,496          --          --       100.0         45.3     100.0        --        --

Fees to Advisor          3,483       4,347       1,956       (19.9)         9.0     122.2      12.8       9.2

Amortization and
  other                    160         294         411       (45.6)         0.4     (28.5)      0.9       1.9
                       -------     -------     -------     -------      -------   -------    ------    ------

Subtotal                45,029      15,106       8,124       198.1        116.6      85.9      44.6      38.3
                       -------     -------     -------     -------      -------   -------    ------    ------


Property operations      3,527       3,185       2,308        10.7          9.1      38.0       9.4      10.9

Depreciation             1,345       1,345       1,718          --          3.5     (21.7)      4.0       8.1

Mortgage interest
  for real estate
  owned, held and
  used                   2,376       2,407          --        (1.3)         6.2     100.0       7.1        --
                       -------     -------     -------     -------      -------   -------    ------    ------

Total expenses         $52,277     $22,043     $12,150       137.2%       135.3%     81.4 %    65.1%     57.3%
                       =======     =======     =======     =======      =======   =======    ======    ======


Interest expense increased for both 2006 and 2005, primarily related to trust preferred securities and also due to the increased loan originations and the increase in market interest rates during 2005 and 2006. Excluding preferred shares of a subsidiary (subject to mandatory repurchase) and mortgages on real estate owned, we had total debt as follows as of December 31:


           (dollars in thousands)                   2006             2005             2004
--------------------------------------------     -----------      -----------      -----------
Total outstanding                                $   540,576      $   213,171      $   166,060
Weighted average interest rate (including
  effect of interest rate swaps)                        5.71%            4.33%            2.76%
Notional  amount  of  interest  rate swaps       $   512,084      $    30,000      $    30,000
Weighted average rate of interest rate swaps            5.17%            3.48%            3.48%


In accordance with SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, we classify distributions made on preferred shares of our wholly owned subsidiary (issued in March 2005) as interest expense. Distributions to preferred shareholders increased during 2006, as compared to 2005, as the 2006 period included twelve months of distributions compared to nine months in 2005. The increase is also due to the increase in interest rates during 2005 and 2006, as the distributions are at a variable rate, based on LIBOR. There were no such securities outstanding during 2004.

General and administrative expenses increased for both 2006 and 2005, primarily due to increased legal fees, trustee fees and insurance. The 2006 period also includes higher share based compensation costs due to the accelerated vesting of certain options in the first half of 2006 and a $150,000 legal settlement. These increases were partially offset by decreased investor services expenses, as compared to 2005 (due to costs in 2005 related to changes in our trust agreement for which we needed shareholder approval) and a decrease in excise taxes because distributions were in excess of taxable earnings for the year.

Impairment losses on assets relate to debt securities we sold in October 2006 that no longer met our investment return criteria (see Note 3 to the consolidated financial statements) and impairments recognized on five mortgage loans and notes receivable due to deteriorating operating performance (see Note 2 to the consolidated financial statements).

Fees to Advisor decreased during the 2006 period as compared to 2005 as we incurred no incentive management fee expense in 2006 because of the earnings decline. The decrease is partially offset by higher shared services costs because of the expansion of our business. Unlike 2006, fees to Advisor increased for the 2005 period as compared to 2004 due to the payment of an incentive management fee as well as increased shared services costs.

Amortization and other costs decreased for the 2006 and 2005 periods, due to the deferred financing costs related to our warehouse facility being fully amortized in August 2005.

Property operations represent all non-interest costs at the property level on all of our Real Estate Owned - Held and Used properties. The increase for the 2006 period, as compared to 2005, was mainly due to higher property tax costs. The increase in the 2005 period, as compared to 2004, was due to debt service costs associated with a mortgage payable on the Concord portfolio.

OTHER INCOME

Other income increased during the 2006 period, as compared to 2005, primarily due to a gain resulting from the sale of our ARCap membership interests offset by a substantial expense related to changes in the fair value of certain interest rate swaps to which we did not apply hedge accounting and the loss incurred on the sale of 20 FNMA securities. The increase in 2005 as compared to 2004 was primarily due to a special distribution we earned upon conversion of a portion of our ARCap investment from preferred membership interests to common interests.

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

The following table reconciles GAAP net income to FFO for the years ended December 31,:


(In thousands)
                                              2006           2005            2004
                                            ---------      ---------      ---------
Net income                                  $   2,687      $  15,235      $  11,273

Add back: depreciation of real property         1,671          2,389          2,143
Less: gain on sale of real property              (230)            --             --
                                            ---------      ---------      ---------

FFO                                         $   4,128      $  17,624      $  13,416
                                            =========      =========      =========

Cash flows from:
Operating activities                        $   8,290      $  18,049      $  14,032
                                            =========      =========      =========
Investing activities                        $(320,856)     $ (64,512)     $ (22,592)
                                            =========      =========      =========
Financing activities                        $ 308,905      $  55,003      $   9,206
                                            =========      =========      =========

Weighted average shares outstanding:
Basic                                           8,323          8,316          8,336
                                            =========      =========      =========
Diluted                                         8,330          8,317          8,343
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

As of December 31, 2006, our credit facilities consisted of:

     o    a mortgage loan repurchase facility;
     o    debt securities repurchase facilities; and
     o    a line of credit with CharterMac.

Mortgage Loan Repurchase Facility
---------------------------------

During 2006, we began financing our investment growth by utilizing CDO securitizations. Prior to a securitization, we finance investments through a mortgage loan repurchase facility, which is repaid from the proceeds received when the CDO securitization is complete.

During December 2006, we executed a repurchase agreement with Citigroup Global Markets, Inc. ("Citigroup") for the purpose of funding investment activity for loans that are to be placed into a second CDO securitization. Advance rates on the borrowings from this facility, ranging from 80% to 90% of collateral value, are determined on a loan-by-loan basis. Interest on the borrowings, which ranges from LIBOR plus 0.40% to LIBOR plus 1.25%, is also determined on a loan-by-loan basis. The repurchase facility expires upon inception of the CDO securitization, or twelve months after the inception of the repurchase facility, whichever comes first. At December 31, 2006, we had approximately $84.1 million of borrowings outstanding under this facility, at a weighted average interest rate of 6.13%.

Debt Securities Repurchase Facilities
-------------------------------------

As a vehicle to leverage our investments in debt securities, we have repurchase agreements with two counter parties, RBC Capital Markets and UBS Financial Services. These facilities offer advance rates between 94% and 97% of collateral value and borrowing rates between LIBOR minus 0.03% and LIBOR plus 0.10%. The borrowings are subject to 30-day settlement terms. As of December 31, 2006, the amount outstanding under these repurchase facilities was $79.4 million with a weighted average interest rate of 4.68%.

Related Party Line of Credit
----------------------------

We finance our remaining investing activity primarily through borrowings from a credit facility we maintain with CharterMac. As of December 31, 2006, the amount outstanding was $15.0 million with a weighted average interest rate of 8.35%. We had approximately $35.0 million available to borrow on this line at December 31, 2006.

Other Financing
---------------

As noted above, in 2006, we began financing our investment growth by utilizing CDO securitizations. At December 31, 2006, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.73%.

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

SUMMARY OF CASH FLOWS

During the year ended December 31, 2006, as compared to the year ended December 31, 2005, the net change in cash and cash equivalents decreased by approximately $12.2 million. Operating cash flows decreased by $9.8 million primarily due to lower cash earnings, offset by an increase in distributions received from ARCap and the favorable variance in timing of liabilities payable. An increase in net cash used in investing activities (approximately $256.3 million) and a corresponding increase in net cash provided by financing activities (approximately $253.9 million) were due to a higher level of investing activity in mortgage loans, subordinated B-notes and bridge loans during the 2006 period. The higher level of investing in 2006 corresponded to the increase in net borrowings.

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

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2006

During January 2007, dividends of approximately $11.8 million ($1.40 per share), which were declared in November 2006, were paid to common shareholders.

During February 2007, dividends of approximately $3.4 million ($0.40 per share), which were declared in December 2006, were paid to common shareholders.

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the year ended December 31:


(dollars in thousands)

                                        2006            2005            2004
                                     ----------      ----------      ----------
Total dividends declared             $   25,095      $   15,799      $   13,337
Return of capital:
  Amount                             $   22,407      $      564      $    2,065
  Per share                          $     2.69      $      .07      $      .25
  Percent of total dividends              89.29%           3.57%          15.48%


Application of Critical Accounting Estimates
--------------------------------------------

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

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical   accounting   policies  used  in  the
preparation of our financial statement:

     o    assessment of impairment of mortgage loans and notes;
     o    classification and valuation of mezzanine loan investments; and
     o    classification and valuation of real estate owned.

ASSESSMENT OF IMPAIRMENT OF MORTGAGE LOANS AND NOTES

SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, establishes standards regarding impairment issues related to our mortgage loans and notes receivable. Our portfolio of mortgage loans and notes is periodically evaluated for impairment to establish appropriate loan loss reserves, if necessary. Our Advisor has a credit review committee which meets monthly and reviews the status of each loan and note and maintains a "watch list" of loans (including loans for which we have issued guarantees) for which the underlying property may be experiencing construction cost overruns, delays in construction completion, occupancy shortfalls, lower than expected debt service coverage ratios, or other matters which might cause the borrower to be unable to make scheduled interest and principal payments. If a loan is experiencing difficulties, members of this credit committee work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in the judgment of our Advisor, it is determined that it is probable that we will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established.

CLASSIFICATION AND VALUATION OF MEZZANINE LOAN INVESTMENTS

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

During 2003, we exercised our rights under subordinated promissory notes and other documents to take possession of certain real estate collateral. We have also purchased the first mortgage loans on all of the respective properties, and acquired the real estate at foreclosure auctions. All of the properties were subsequently sold, although the sale transaction for three of the properties did not meet the sale criteria of SFAS No. 66, despite the fact that the purchaser later secured permanent first-mortgage financing.

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

This accounting for real estate owned requires substantial judgment as to the fair value of the assets, the likelihood of collecting income and our ability to sell the properties. As of December 31, 2006, we believe that the amounts reported are fairly stated and realizable.

Commitments, Contingencies and Off Balance Sheet Arrangements
-------------------------------------------------------------

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of December 31, 2006, for guarantees we have entered into:


                                             Maximum
                                             Exposure            Carrying
                                          (In thousands)          Amount
                                          --------------         ---------
FNMA loan program (1)                        $   3,150           $      --
                                             ---------           ---------

                                             $   3,150           $      --
                                             =========           =========


(1) These indemnification agreements relate to a program we initiated and have since discontinued. We believe the risk of any cost associated with the indemnity agreement is minimal.

The maximum exposure amount is not indicative of any expected losses under the guarantees. For full description of these guarantees, see Note 22 to the consolidated financial statements.

Contractual Obligations
-----------------------

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.


                                                                 Payments Due by Period
                                                                     (In thousands)
                                           -------------------------------------------------------------------
                                                         Less than                     3 - 5        More than
                                              Total       1 Year      1 - 3 Years      Years         5 Years
                                           ----------   -----------   -----------    ----------     ----------
Debt:
  CDO notes payable (1)                    $  362,000   $        --   $        --    $       --     $  362,000
  Debt securities repurchase facilities
  (1)                                          79,427        79,427            --            --             --
  Mortgage loan repurchase facility (1)        84,149        84,149            --            --             --
  Mortgage payable on real estate owned
  (2)                                          39,944           527         1,254         1,411         36,752
  Preferred shares of subsidiary
   (subject to mandatory repurchase) (1)       25,000            --            --            --         25,000
Funding commitments:
  Future funding loan commitments               1,022         1,022            --            --             --
                                           ----------   -----------   -----------    ----------     ----------

Total                                      $  591,542   $   165,125   $     1,254    $    1,411     $  423,752
                                           ==========   ===========   ===========    ==========     ==========


(1) Includes principal amounts only and therefore does not include accrued interest of $3.1 million. At December 31, 2006, the weighted average interest rate on debt that was recourse to us was 5.85%.
(2) Represents a first mortgage on properties we report as Real Estate Owned - Held and Used (Concord Portfolio) as a sale of the properties did not meet the criteria for sale recognition in accordance with GAAP. The first mortgage loan is non-recourse with respect to us, the debt service is paid from the cash flows of the properties and we will not be required to satisfy the obligation. (See Note 6 to the consolidated financial statements).


Recently Issued Accounting Standards
------------------------------------

In November 2005, the FASB issued Staff Position 115 / 124 - 1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The Staff Position clarified, among other matters, the determination as to when an unrealized loss on debt securities should be reflected in the income statement as opposed to accumulated other comprehensive income. The Staff Position was effective as of the first quarter of 2006. Application of the Staff Position had no material impact on our consolidated financial statements.

During the first quarter of 2006, we adopted Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)") which replaces SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123"). Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting this standard was not material to us. See also
Note 17 to the consolidated financial statements.

In June 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax matters. We expect that the adoption of this standard on January 1, 2007, will have an immaterial effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that a registrant should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for 2006 and its adoption did not have a material effect on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The effective date for this statement is the beginning of our 2008 fiscal year. The Company is currently assessing the impact adoption may have on its financial statements.

There are no other new pending accounting pronouncements which we are required to adopt that would have a significant impact on our consolidated financial statements.

Inflation
---------

Inflation did not have a material effect on our results for the periods presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

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

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. We enter into certain hedging transactions to protect our positions from interest rate fluctuations and other charges in market conditions. These transactions include interest rate swaps and fair value hedges.

Based on the $92.9 million unhedged portion of $565.5 million of borrowings outstanding at December 31, 2006, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $929,000. However, as the interest income from some of our loans is also based on LIBOR, a 1% change in LIBOR would impact our annual net income and cash flows from such loans by approximately $133,000. The net effect of a 1% change in LIBOR would therefore result in a change of our annual net income by approximately $796,000. In addition, a change in LIBOR could also impede the collections of interest on our variable rate loans, as there might not be sufficient cash flow at the properties to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

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

American Mortgage Acceptance Company management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2006. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based upon our assessment we believe that, as of December 31, 2006, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our assessment of the Company's internal control over financial reporting, which appears on page 32.


/s/ James L. Duggins                                     /s/ Robert L. Levy
--------------------                                     ------------------
James L. Duggins                                         Robert L. Levy
Chief Executive Officer                                  Chief Financial Officer
March 15, 2007                                           March 15, 2007

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees and Shareholders of American Mortgage Acceptance Company
New York, New York



We have audited management's assessment, included in the accompanying "Management's Report on the Effectiveness of Internal Controls over Financial Reporting", that American Mortgage Acceptance Company and subsidiaries (the "Company") maintained effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2006 of the Company and our report dated March 15, 2007 expressed an unqualified opinion on those financial statements.



/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2007


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                                  Page
                                                                                --------
(a) 1.    Financial Statements
          --------------------

          Report of Independent Registered Public Accounting Firm                  35

          Consolidated Balance Sheets as of December 31, 2006 and 2005             36

          Consolidated  Statements  of Income for the years ended  December  31,
          2006, 2005 and 2004                                                      37

          Consolidated  Statements of  Shareholders'  Equity for the years ended
          December 31, 2006, 2005 and 2004                                         38

          Consolidated Statements of Cash Flows for the years ended December 31,
          2006, 2005 and 2004                                                      39

          Notes to Consolidated Financial Statements                               41

(a) 2.    Financial Statement Schedules
          -----------------------------

          All schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees and Shareholders of American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion. In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2006, based on the criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 15, 2007 expressed an unqualified opinion on management's assessment of the effectiveness of the Company's internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.



/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2007

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)


                                     ASSETS

                                                                                December 31,
                                                                         ------------------------
                                                                           2006           2005
                                                                         ---------      ---------
Cash and cash equivalents                                                $   7,553      $  11,214
 Restricted cash                                                            14,951             --
 Investments
   Mortgage loans receivable, net                                          536,685         51,981
   Debt securities available for sale, at fair value                        82,582        222,723
   Notes receivable, net                                                     9,213         13,725
   Revenue bonds available for sale, at fair value                           4,967          6,626
   ARCap                                                                        --         20,678
   Real estate owned - held and used, net                                   48,692         50,345
   Real estate owned - held for sale, net                                       --         18,448
Accounts receivable                                                          7,670          3,079
Deferred charges and other assets, net                                       8,671          1,904
                                                                         ---------      ---------

Total assets                                                             $ 720,984      $ 400,723
                                                                         =========      =========

                                LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  CDO notes payable                                                      $ 362,000      $      --
  Debt securities repurchase facilities                                     79,427        209,101
  Mortgage loan repurchase facility                                         84,149             --
  Warehouse facility                                                            --          4,070
  Mortgages payable on real estate owned                                    39,944         40,487
  Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                              25,000         25,000
  Line of credit - related party                                            15,000             --
  Accounts payable and accrued expenses                                     13,666          1,599
  Due to Advisor and affiliates                                              1,670          2,961
  Dividends payable                                                         15,120          3,322
                                                                         ---------      ---------

Total liabilities                                                          635,976        286,540
                                                                         ---------      ---------

Commitments and contingencies

Shareholders' equity:
  Shares of  beneficial  interest;  $0.10 par  value; 25,000 shares  authorized;  8,815 issued and 8,400 outstanding in
   2006 and 8,719 issued and 8,304 outstanding in 2005                         881            871
  Treasury  shares of beneficial  interest at par; 415 shares
   in 2006 and 2005                                                            (42)           (42)
  Additional paid-in capital                                               127,971        126,357
  Share - based compensation                                                    --            (20)
  Accumulated deficit                                                      (40,174)       (17,766)
  Accumulated other comprehensive (loss) income                             (3,628)         4,783
                                                                         ---------      ---------

Total shareholders' equity                                                  85,008        114,183
                                                                         ---------      ---------

Total liabilities and shareholders' equity                               $ 720,984      $ 400,723
                                                                         =========      =========


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                     (In thousands except per share amounts)


                                                                                      Years Ended December 31,
                                                                                ------------------------------------
                                                                                  2006          2005          2004
                                                                                --------      --------      --------
Revenues:
  Interest income:
   Mortgage loans                                                               $ 19,637      $  5,425      $  1,808
   Debt securities                                                                10,497        12,823         9,734
   Notes receivable                                                                  387         1,563         2,546
   Revenue bonds                                                                     503           581           633
   Temporary investments                                                             384           233            42
  Rental income of real estate owned - held and used                               6,934         6,703         6,103
  Fees related to prepayment of investments                                           --         5,581           181
  Other revenues                                                                     286           954           153
                                                                                --------      --------      --------
   Total revenues                                                                 38,628        33,863        21,200
                                                                                --------      --------      --------

Expenses:
  Interest                                                                        19,149         7,057         4,017
  Interest - distributions to preferred shareholders of subsidiary (subject
   to mandatory repurchase)                                                        2,241         1,452            --
  Mortgage interest for real estate owned - held and used                          2,376         2,407            --
  Property operations of real estate owned - held and used                         3,527         3,185         2,308
  General and administrative                                                       2,500         1,956         1,740
  Impairment losses on investments                                                17,496          --              --
  Fees to Advisor                                                                  3,483         4,347         1,956
  Depreciation                                                                     1,345         1,345         1,718
  Amortization and other                                                             160           294           411
                                                                                --------      --------      --------
   Total expenses                                                                 52,277        22,043        12,150
                                                                                --------      --------      --------

Other income:
  Gain on sale of ARCap                                                           19,223            --            --
  Change in fair value of derivative instruments                                  (5,522)           --            --
  Equity in earnings of ARCap                                                      3,000         2,837         2,400
  (Loss) gain on sale or repayment of investments                                   (934)          183            --
  Other non-operating expense                                                         --           (39)           --
                                                                                --------      --------      --------

   Total other income                                                             15,767         2,981         2,400
                                                                                --------      --------      --------

   Income from continuing operations                                               2,118        14,801        11,450

   Income (loss) from discontinued operations                                        569           434          (177)
                                                                                --------      --------      --------

   Net income                                                                   $  2,687      $ 15,235      $ 11,273
                                                                                ========      ========      ========

Per share amounts (basic and diluted):

   Net income from continuing operations                                        $   0.25      $   1.78      $   1.37

   Net income (loss) from discontinued operations                               $   0.07      $   0.05      $  (0.02)
                                                                                --------      --------      --------

   Net income                                                                   $   0.32      $   1.83      $   1.35
                                                                                ========      ========      ========

  Dividends per share                                                           $   3.00      $   1.90      $   1.60
                                                                                ========      ========      ========

  Weighted average shares outstanding
   Basic                                                                           8,323         8,316         8,336
                                                                                ========      ========      ========
   Diluted                                                                         8,330         8,317         8,343
                                                                                ========      ========      ========


          See accompanying notes to consolidated financial statements.

             AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands except per share amounts)


             )                                                                                TREASURY SHARES OF
                                                        SHARES OF BENEFICIAL INTEREST         BENEFICIAL INTEREST          ADDITONAL
                                                        -----------------------------       -----------------------         PAID-IN
                                                            SHARES          AMOUNT           SHARES         AMOUNT          CAPITAL
                                                           --------        --------         --------       --------        ---------
Balance at January 1, 2004                                    8,713        $    871            (375)       $    (38)       $126,779

Net income
Other comprehensive income:
  Net unrealized gain on interest rate derivatives
  Unrealized holding gain on investments
Plus: reclassification adjustment

Total other comprehensive income

Comprehensive income


Issuance of share based compensation                              3                                                              74
Amortization of share option costs
Purchase of treasury shares                                                                      (4)                            (53)

Dividends
                                                        ----------------------------------------------------------------------------

Balance at December 31, 2004                                  8,716             871            (379)            (38)        126,800

Net income
Other comprehensive income (loss):
  Net unrealized gain on interest rate derivatives
  Unrealized holding loss on investments
  Less: reclassification adjustment

Total other comprehensive income (loss)

Comprehensive income

Issuance of share based compensation                              3                                                              47

Amortization of share option costs
Purchase of treasury shares                                                                     (36)             (4)           (490)

Dividends
                                                        ----------------------------------------------------------------------------

Balance at December 31, 2005                                  8,719             871            (415)            (42)        126,357

Net income
Other comprehensive income (loss):
  Net unrealized loss on interest rate derivatives
  Unrealized holding loss on investments
   Plus: reclassification adjustment

Total other comprehensive income (loss)

Comprehensive loss

Reclassification of unamortized share based
  compensation upon adoption of SFAS No. 123(R)                                                                                 (20)
Options exercised and other share based compensation             96              10                                           1,614
Amortization of share option costs                                                                                               20

Dividends
                                                        ----------------------------------------------------------------------------

Balance at December 31, 2006                                  8,815        $    881            (415)       $    (42)       $127,971
                                                        ============================================================================



                                                                                                       ACCUMULATED OTHER
                                                       SHARE-BASED     ACCUMULATED     COMPREHENSIVE     COMPREHENSIVE
                                                      COMPENSATION       DEFICIT       INCOME (LOSS)     (LOSS) INCOME       TOTAL
                                                      ------------     -----------     -------------   -----------------   ---------
Balance at January 1, 2004                              $    (29)       $(15,138)                          $  8,450        $120,895

Net income                                                                11,273         $ 11,273                            11,273
Other comprehensive income:
  Net unrealized gain on interest rate derivatives                                            407
  Unrealized holding gain on investments                                                    1,219
Plus: reclassification adjustment                                                              41
                                                                                         --------
Total other comprehensive income                                                            1,667             1,667           1,667
                                                                                         --------
Comprehensive income                                                                     $ 12,940
                                                                                         ========

Issuance of share based compensation                         (34)                                                                40
Amortization of share option costs                            47                                                                 47
Purchase of treasury shares                                                                                                     (53)

Dividends                                                                (13,337)                                           (13,337)
                                                      ------------------------------------------------------------------------------

Balance at December 31, 2004                                 (16)        (17,202)                            10,117         120,532

Net income                                                                15,235         $ 15,235                            15,235
Other comprehensive income (loss):
  Net unrealized gain on interest rate derivatives                                            679
  Unrealized holding loss on investments                                                   (2,916)
  Less: reclassification adjustment                                                        (3,097)
                                                                                         --------
Total other comprehensive income (loss)                                                    (5,334)           (5,334)         (5,334)
                                                                                         --------
Comprehensive income                                                                     $  9,901
                                                                                         ========
Issuance of share based compensation                          (2)                                                                45

Amortization of share option costs                            (2)                                                                (2)
Purchase of treasury shares                                                                                                    (494)

Dividends                                                                (15,799)                                           (15,799)
                                                      ------------------------------------------------------------------------------

Balance at December 31, 2005                                 (20)        (17,766)                             4,783         114,183

Net income                                                                 2,687         $  2,687                             2,687
Other comprehensive income (loss):
  Net unrealized loss on interest rate derivatives                                         (3,642)
  Unrealized holding loss on investments                                                   (6,993)
   Plus: reclassification adjustment                                                        2,224
                                                                                         --------
Total other comprehensive income (loss)                                                    (8,411)           (8,411)         (8,411)
                                                                                         --------
Comprehensive loss                                                                       $ (5,724)
                                                                                         ========
Reclassification of unamortized share based
  compensation upon adoption of SFAS No. 123(R)               20
Options exercised and other share based compensation                                                                          1,624
Amortization of share option costs                                                                                               20

Dividends                                                                (25,095)                                           (25,095)
                                                      ------------------------------------------------------------------------------

Balance at December 31, 2006                            $     --        $(40,174)                          $ (3,628)       $ 85,008
                                                      ============================                     =============================



          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                           Years Ended December 31,
                                                                   ---------------------------------------
                                                                      2006           2005           2004
                                                                   ---------      ---------      ---------
Cash flows from operating activities:
   Net income                                                      $   2,687      $  15,235      $  11,273

   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation expense                                              1,671          2,389          2,143
     Gain on sale of ARCap                                           (19,223)            --             --
     Equity in earnings of ARCap                                      (3,000)        (2,837)        (2,400)
     Net (gain) loss on impairment or disposal of assets              18,200           (183)            --
     Change in fair value of derivative instruments                    5,522             39             --
     Amortization and accretion                                         (207)           135            220
     Other non-cash expense                                               89             45             40
     Distributions received from ARCap                                 4,037          2,400          2,400
     Changes in operating assets and liabilities:
       Accounts receivable                                            (3,961)        (1,154)           273
       Other assets                                                      405           (705)            64
       Due to Advisor and affiliates                                  (1,291)         2,191            179
       Accounts payable and accrued expenses                           3,361            494           (160)
                                                                   ---------      ---------      ---------

Net cash provided by operating activities                              8,290         18,049         14,032
                                                                   ---------      ---------      ---------

Cash flows from investing activities:
   Funding and purchase of mortgage loans                           (509,083)       (42,246)        (8,802)
   Principal repayments of mortgage loans                              8,368         11,853          1,306
   Investment in debt securities                                          --        (64,173)       (43,943)
   Principal repayments or sale of debt securities                   131,813         29,627         17,787
   Prepayment penalty from debt security refinancing                   3,200             --             --
   Purchase of mortgage loans on real estate owned                        --        (17,150)            --
   Return of capital and proceeds from the sale of ARCap              37,181             --             --
   Increase in restricted cash                                       (14,951)            --             --
   Proceeds from sale of real estate owned                            17,951          7,474             --
   Principal repayment on real estate owned                               --            480             --
   Funding of notes receivable                                          (108)          (472)        (8,308)
   Repayment of notes receivable                                       3,122          9,883         21,286
   Principal repayment of revenue bonds                                1,651            212            891
   Additions to real estate owned                                         --             --         (2,809)
                                                                   ---------      ---------      ---------

Net cash used in investing activities                               (320,856)       (64,512)       (22,592)
                                                                   ---------      ---------      ---------
                                                                                                (continued)


          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)
                                   (continued)


                                                                               Years Ended December 31,
                                                                        ---------------------------------------
                                                                          2006            2005           2004
                                                                        ---------      ---------      ---------
Cash flows from financing activities:
   Proceeds from CDO notes payable                                        362,000             --             --
   Proceeds from mortgage loan repurchase facility                        419,284             --             --
   Repayments of mortgage loan repurchase facility                       (335,135)            --             --
   Proceeds from debt securities repurchase facilities                     13,597        104,418         27,613
   Repayments of debt securities repurchase facilities                   (143,271)       (52,950)       (19,509)
   Proceeds from line of credit - related party                           206,242         32,561         15,361
   Repayments of line of credit - related party                          (191,242)       (37,161)       (10,761)
   Proceeds from warehouse facility                                            --            243          1,245
   Repayments of warehouse facility                                        (4,070)            --        (32,353)
   Proceeds from refinancing of real estate owned                              --             --         41,000
   Deferred financing costs                                                (6,760)          (802)            --
   Dividends paid to shareholders                                         (13,297)       (15,812)       (13,337)
   Treasury stock purchases                                                    --           (494)           (53)
   Stock options exercised                                                  1,557             --             --
   Issuance of preferred shares of subsidiary                                  --         25,000             --
                                                                        ---------      ---------      ---------

Net cash provided by financing activities                                 308,905         55,003          9,206
                                                                        ---------      ---------      ---------

Net (decrease) increase in cash and cash equivalents                       (3,661)         8,540            646

Cash and cash equivalents at the beginning of the year                     11,214          2,674          2,028
                                                                        ---------      ---------      ---------

Cash and cash equivalents at the end of the year                        $   7,553      $  11,214      $   2,674
                                                                        =========      =========      =========

Supplemental information:

   Interest paid (including distributions to preferred shareholders
     of subsidiary (subject to mandatory repurchase))                   $  19,399      $   8,383      $   3,822
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a) Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC," "we", "us", "our", and "our Company". We are externally managed by CharterMac AMI Associates, Inc., which acts as our Advisor and is a subsidiary of CharterMac. We operate in one business segment.

During 2006, we formed several subsidiaries for the purposes of conducting our first Collateralized Debt Obligation ("CDO") securitization and to accumulate assets for the purposes of executing a planned second CDO securitization.

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

Certain amounts from prior years have been reclassified to conform to the 2006 presentation, in particular, the results of operations of two properties sold now recorded as discontinued operations. In addition, the asset balances for 2005 were reclassified from Real Estate Owned - Held and Used to Real Estate Owned - Held for Sale.

b) Revenue Recognition

We derive our revenues from a variety of sources as follows:

     o INTEREST INCOME FROM MORTGAGE LOANS AND NOTES RECEIVABLE - We recognize interest on mortgage loans and notes receivable on the accrual basis as it becomes due. We amortize deferred loan origination costs and fees on a straight line basis, which approximates the interest method, over the life of the applicable loan as an adjustment to interest income. Certain mortgage loans contain provisions that allow us to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. We evaluate these loans in accordance with EITF 86-21, APPLICATION OF THE AICPA NOTICE TO PRACTITIONERS REGARDING ACQUISITION, DEVELOPMENT, AND CONSTRUCTION ARRANGEMENTS TO ACQUISITION OF AN OPERATING PROPERTY to determine the classification of the investment as a loan. This income is recognized on the accrual basis as it becomes due. We place these assets on non-accrual status when collectibility is not assured.

     o INTEREST INCOME ON DEBT SECURITIES - We recognize interest on GNMA and FNMA certificates on the accrual basis as it becomes due. Interest income also includes the amortization or accretion of premiums and discounts arising at the purchase date, using the effective yield method.

     o INTEREST INCOME ON REVENUE BONDS - Interest income from revenue bonds is recognized on the accrual basis as it becomes due. We place these assets on non-accrual status when collectibility is not assured.

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

          o    FNMA   LOAN   GUARANTEE   FEES   -  We   receive   monthly   loss
               sharing/guarantee fees related to the FNMA loan program (see Note
               22) and recognize them when due.

          o PREPAYMENT FEES - We may receive fees from borrowers that repay loans earlier than their maturity dates. We recognize these fees as earned, unless a loan is refinanced, in which case the prepayment fees may be deferred and amortized over the life of the refinanced loan.

c) Investments in Debt Securities and Revenue Bonds

We account for our investments in debt securities and revenue bonds pursuant to SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115"). For investments classified as available for sale, we record changes in fair value in other comprehensive income unless we consider an investment impaired, or a decline in fair value to be other than temporary (see IMPAIRMENT below).

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

          3.   Impairment

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

          4.   Gain or Loss on Sale

               Realized gains and losses on securities are included in earnings and are recorded on the trade date and calculated as the difference between the amount of cash received and the carrying cost of the specific investment, including any unamortized discounts, premiums, origination costs and fees.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



d) Mortgage Loans and Notes Receivable

We carry mortgage loans and notes receivable at cost, including unamortized loan origination costs and fees.

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

e) Investment in ARCap

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

f) Real Estate Owned

Real estate owned consists of properties of which we took possession by exercising our rights under subordinated promissory notes and other documents. In some cases, we also purchased the first mortgage loans on the properties. We recorded these properties at the lower of fair value of the real estate, less estimated disposal costs, or the carrying amount of the foreclosed loan. The determination of fair value of the real estate is based on independent appraisals. These properties fall into three classifications:

     o    Held for Sale - properties for which we are actively seeking a buyer;
     o Held and Used - properties for which we are actively seeking a buyer, but have held for longer than one year; and
     o Subject to Sales Contracts - properties for which the buyer has not contributed sufficient equity to qualify for sale treatment pursuant to Statement of Financial Accounting Standards No. 66, ACCOUNTING FOR SALES OF REAL ESTATE ("SFAS No. 66").

When the foreclosure process is complete and we own the property, it is classified as Held for Sale. As it is our intent to sell those properties in the near term, we do not initially depreciate the assets. For properties later reclassified as Held and Used, if full sale recognition is not achieved within one year, we record depreciation on the asset, including an initial retroactive adjustment for the entire period we owned the property. For properties sold, the results of operations of the property are reclassified into income from discontinued operations for all periods presented.

Our portfolio of real estate owned is periodically evaluated for possible impairment. If, in the judgment of our Advisor, we determine that the property's fair value is below its carrying value, we will deem the property impaired and it will be written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



g) Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents include cash in banks and temporary investments in short-term instruments with original maturity dates equal to or less than three months. Restricted cash includes escrow deposits set aside for future funding obligations or required collateral deposits made by us due to the decline in the fair value of our cash flow hedges.

h) Loan Origination Costs and Fees

In accordance with SFAS No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES, we capitalize acquisition fees and other direct expenses incurred for activities performed to originate mortgage loans and include them in Investment in Mortgage Loans, net of any fees received from borrowers for loan originations. We amortize these costs on a straight-line basis over the lives of the loans.

i) Mortgage Loan Repurchase Facility

We finance our mortgage loan investments that are to be placed into CDO securitizations using a mortgage loan repurchase facility pursuant to a repurchase agreement. We sell our mortgage loans to a counterparty for a price set at approximately 80-90% of the value of the collateral, as determined on a loan-by-loan basis. We account for these transactions as collateralized borrowings; accordingly, the loans remain on our consolidated balance sheets with the proceeds from the sales recorded as debt. We defer the fees relating to the facility and amortize them over the life of the CDO securitization.

j) Debt Securities Repurchase Facilities

We finance our investments in debt securities using repurchase facilities, under which we sell the certificates to counterparties under an agreement requiring us to repurchase them for a fixed price on a fixed date, generally 30 days from the sale date. We account for these transactions as collateralized borrowings; accordingly, the securities remain on our consolidated balance sheets with the proceeds from the sales recorded as debt. The difference between the sale proceeds and the fixed repurchase price is recorded as interest expense ratably over the period between the sale and repurchase dates.

k) Subsidiary Equity

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

l) Stock Options

We account for stock options we issue under the fair value based method pursuant to Statement of Financial Accounting Standards No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)"). Under SFAS No. 123(R), we are required to select a valuation technique or option pricing model that meets the criteria as stated in the standard and we use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the risk free interest rate and the dividend yield.

In accordance with SFAS No. 123(R), we accrue compensation cost based on the estimated fair value of the options issued and amortize those costs over the vesting period. Because the grant recipients are not our employees and vesting

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



of the options is contingent upon the recipient continuing to provide services to us, we estimate the fair value of the options at each period-end up to the vesting date and adjust recorded amounts accordingly.

m) Interest Rate Derivatives

We account for our interest rate swap agreements under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"). We enter into interest rate swaps, which are designated, at inception, as cash flow hedges with the hedged item being the interest payments on our variable-rate repurchase facilities. We record these swaps at fair value, and record changes in fair value in other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows. We reclassify amounts in accumulated other comprehensive income into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments. We record the net amounts receivable or payable under the swap agreement as a component of interest expense.

We also entered into interest rates swaps that hedged the changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps and, therefore, the changes in the fair value of these swaps are included in net income.

n) Fair Value of Financial Instruments

As described above, our debt securities, revenue bonds, and interest rate derivatives are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including mortgage loans and cash and cash equivalents, notes receivable, and secured borrowings approximate their carrying values at December 31, 2006 and 2005. The fair value of investments in mortgage loans, revenue bonds, notes receivable, and debt securities are based on actual market price quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

o) Income Taxes

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

p) New Accounting Pronouncements

In November 2005, the FASB issued Staff Position 115 / 124 - 1, THE MEANING OF OTHER-THAN-TEMPORARY IMPAIRMENT AND ITS APPLICATION TO CERTAIN INVESTMENTS. The Staff Position clarified, among other matters, the determination as to when an unrealized loss on debt securities should be reflected in the income statement as opposed to accumulated other comprehensive income and was effective as of the first quarter of 2006. Initial application of the Staff Position had no material impact on our consolidated financial statements.

During the first quarter of 2006, we adopted SFAS No. 123(R) which replaces Statement of Financial Accounting Statements No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION ("SFAS No. 123") under the modified prospective method. Among other things, SFAS No. 123(R) requires that companies record the value of stock option grants as compensation expense, while SFAS No. 123 allowed disclosure of the impact instead of recording the expense. As we had been accounting for share-based payments as an expense following the fair value provisions of SFAS No. 123, the impact of adopting SFAS No. 123(R) was not material to us.

In June 2006, the FASB issued Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 establishes new evaluation and measurement processes for all income tax positions taken. FIN 48 also requires expanded disclosures of income tax

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



matters. We expect that the adoption of this standard on January 1, 2007, will have an immaterial effect on our consolidated financial statements.

In September 2006, the FASB issued Statement No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements, and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING MISSTATEMENTS IN CURRENT YEAR FINANCIAL STATEMENTS ("SAB 108"). SAB 108 provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The SEC staff believes that a registrant should quantify errors using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 was effective for 2006 and its adoption did not have a material effect on our consolidated financial statements.

In January 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The effective date for this statement is the beginning of our 2008 fiscal year. The Company is currently assessing the impact adoption may have on its financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 2 - INVESTMENTS IN MORTGAGE LOANS

Information relating to our investments in mortgage loans as December 31, 2006 is as follows:

(Dollars in thousands)


                                                          FINAL
                                                         MATURITY                                   PERIODIC
              PROPERTY                   DESCRIPTION       DATE    CALL DATE (A)  INTEREST RATE   PAYMENT TERMS   PRIOR LIENS
------------------------------------     -----------     --------  -------------  -------------   -------------   -----------
FIRST MORTGAGE LOANS:
  The Victor (D)(E)(F)
   Camden, NJ                             Mixed Use        12/14       12/14          6.17%            (G)         $    --
  Washington Heights (E)(F)
   Worcester, MA                         Multifamily        5/16       12/15          6.85%            (G)              --
  Robert Plan (E)
   Bethpage, NY                            Office           4/16       04/16          6.77%            (H)              --
  Sage at Cupertino (E)(F)
   Cupertino, CA                         Multifamily        5/16       05/16          5.99%            (H)              --
  The Pines (E)
   Las Vegas, NV                         Multifamily        5/16       11/15          5.84%            (G)              --
  Forest Pointe (E)
   Lake Bluff, IL                        Multifamily        6/11       12/07          5.92%            (G)              --
  Harbour Pointe (E)
   Mukilteo, WA                            Retail           6/11       12/07          5.92%            (G)              --
  1800 Walt Whitman (E)
   Melville, NY                            Office           6/16       06/16          6.24%            (H)              --
  Ellington Plaza (E)
   Washington, DC                        Multifamily        9/16       09/09          5.82%            (H)              --
  Stone Cliff Heights (E)
   Aurora, CO                            Multifamily        8/16       02/16          6.08%            (G)              --
  Citrus Grove (E)
   Elk Grove, CA                         Multifamily        9/16       03/16          6.01%            (H)              --
  Courtyard Apartments (E)
   Albuquerque, NM                       Multifamily        8/11       08/09          5.93%            (H)              --
  The Crossroads at Chapel Hills (E)
   Colorado Springs, CO                  Multifamily        9/16       03/16          6.05%            (G)              --
  Arbors Apartments (E)
   Albuquerque, NM                       Multifamily        8/11       10/09          5.93%            (H)              --
  Westpointe Apartments (E)
   Stockton, CA                          Multifamily        9/13       02/16          6.28%            (G)              --
  Islip Terrace (E)
   Islip Terrace, NY                       Retail           8/11       07/09          6.12%            (I)              --
  236 W. 16th Street (E)
   New York, NY                          Multifamily        9/16       09/09          6.13%            (H)              --



                                         OUSTANDING
                                         FACE AMOUNT                                     CARRYING
                                              OF         IMPAIRMENT    UNAMORTIZED       AMOUNT OF    INTEREST INCOME
              PROPERTY                   MORTGAGES (B)    CHARGES     COSTS AND FEES   MORTGAGES (C)      IN 2006
------------------------------------     -------------   ----------   ---------------  -------------  ---------------
FIRST MORTGAGE LOANS:
  The Victor (D)(E)(F)
   Camden, NJ                             $  31,000           --         $  (739)       $  30,261        $ 1,630
  Washington Heights (E)(F)
   Worcester, MA                             27,000           --              --           27,000          1,314
  Robert Plan (E)
   Bethpage, NY                              20,000           --              --           20,000          1,020
  Sage at Cupertino (E)(F)
   Cupertino, CA                             22,000           --              --           22,000            907
  The Pines (E)
   Las Vegas, NV                             13,000           --              --           13,000            713
  Forest Pointe (E)
   Lake Bluff, IL                            11,000           --              --           11,000            423
  Harbour Pointe (E)
   Mukilteo, WA                              11,000           --              --           11,000            423
  1800 Walt Whitman (E)
   Melville, NY                               7,000           --              --            7,000            265
  Ellington Plaza (E)
   Washington, DC                            13,500           --          (1,307)          12,193            309
  Stone Cliff Heights (E)
   Aurora, CO                                26,500           --              --           26,500            674
  Citrus Grove (E)
   Elk Grove, CA                             21,000           --              --           21,000            451
  Courtyard Apartments (E)
   Albuquerque, NM                            8,500           --              --            8,500            203
  The Crossroads at Chapel Hills (E)
   Colorado Springs, CO                       8,050           --              --            8,050            188
  Arbors Apartments (E)
   Albuquerque, NM                            7,500           --              --            7,500            179
  Westpointe Apartments (E)
   Stockton, CA                               6,500           --              --            6,500            140
  Islip Terrace (E)
   Islip Terrace, NY                          5,984           --              --            5,984            160
  236 W. 16th Street (E)
   New York, NY                               5,348           --              --            5,348            130
                                                                                                      (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          FINAL
                                                         MATURITY                                   PERIODIC
              PROPERTY                   DESCRIPTION       DATE    CALL DATE (A)  INTEREST RATE   PAYMENT TERMS   PRIOR LIENS
------------------------------------     -----------     --------  -------------  -------------   -------------   -----------
  253 Elizabeth Street (E)
   New York, NY                          Multifamily        9/16       09/09          6.13%            (H)              --
  515 E. 5th Street (E)
   New York, NY                          Multifamily        9/16       09/09          6.13%            (H)              --
  Valley Village  (E)
   Bakersfield, CA                         Retail           9/16       03/16          5.78%            (I)              --
  Rite Aid  (E)
   Arroyo Grande, CA                       Retail          10/16       04/16          5.57%            (I)              --
  Garden Lakes (E)
   Phoenix, AZ                             Office          10/16       07/16          6.06%            (G)              --
  Highland Square II (E)
   Greenville, SC                        Multifamily       10/16       10/09          6.04%            (G)              --
  Wasilla Portfolio (E)
   Wasilla, AK                           Multifamily        7/16       12/15          6.05%            (I)              --
  Manhattan Beach (E)
   Manhattan Beach, CA                     Other           11/16       05/16          6.22%            (I)              --
  Alvin Center (E)
   San Jose, CA                            Office          11/16       05/16          5.79%            (I)              --
  Davidson Building (E)
   Fife, WA                                Office          11/16       05/16          6.26%            (G)              --
  Equinox  (E)(F)
   Great Neck, NY                          Retail          11/16       05/16          5.68%            (G)              --
  Tiburon at Buckhead (E)
   Atlanta, GA                           Multifamily       11/16       11/08          5.90%            (H)              --
  Camden Village (E)
   Fremont, CA                           Multifamily       11/09       11/08          6.53%            (G)              --
  Talega Corporate Center (E)
   San Clemente, CA                        Office          12/11       12/10          5.94%            (G)              --
  Tennyson Retail Center (E)
   Hayward, CA                             Retail           1/17       07/16          5.80%            (I)              --
  Connecticut Village Apartments (J)
   Gaffney, SC                           Multifamily       12/16       12/09          6.08%            (H)              --
  Oakland Apartments (J)
   Abbeville, SC                         Multifamily       12/16       12/09          6.08%            (H)              --
  Westwood Apartments (J)
   Manning, SC                           Multifamily       12/16       12/09          6.08%            (H)              --



                                         OUSTANDING
                                         FACE AMOUNT                                     CARRYING
                                              OF         IMPAIRMENT    UNAMORTIZED       AMOUNT OF    INTEREST INCOME
              PROPERTY                   MORTGAGES (B)    CHARGES     COSTS AND FEES   MORTGAGES (C)      IN 2006
------------------------------------     -------------   ----------   ---------------  -------------  ---------------
  253 Elizabeth Street (E)
   New York, NY                               5,236           --              --            5,236            129
  515 E. 5th Street (E)
   New York, NY                               3,416           --              --            3,416             83
  Valley Village  (E)
   Bakersfield, CA                            2,994           --              --            2,994             68
  Rite Aid  (E)
   Arroyo Grande, CA                          2,497           --              --            2,497             36
  Garden Lakes (E)
   Phoenix, AZ                                2,300           --              --            2,300             37
  Highland Square II (E)
   Greenville, SC                             4,700           --              --            4,700             74
  Wasilla Portfolio (E)
   Wasilla, AK                                9,168           --              --            9,168            300
  Manhattan Beach (E)
   Manhattan Beach, CA                        1,570           --              --            1,570             22
  Alvin Center (E)
   San Jose, CA                               2,847           --              --            2,847             25
  Davidson Building (E)
   Fife, WA                                   6,500           --              --            6,500            103
  Equinox  (E)(F)
   Great Neck, NY                            12,680           --              --           12,680            164
  Tiburon at Buckhead (E)
   Atlanta, GA                               21,500           --              --           21,500            325
  Camden Village (E)
   Fremont, CA                               23,400           --              --           23,400            237
  Talega Corporate Center (E)
   San Clemente, CA                           8,700           --              --            8,700             80
  Tennyson Retail Center (E)
   Hayward, CA                                2,300           --              --            2,300              5
  Connecticut Village Apartments (J)
   Gaffney, SC                                2,720           --              --            2,720             50
  Oakland Apartments (J)
   Abbeville, SC                                361           --              --              361              2
  Westwood Apartments (J)
   Manning, SC                                  795           --              --              795              4
                                                                                                      (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          FINAL
                                                         MATURITY                                   PERIODIC
              PROPERTY                   DESCRIPTION       DATE    CALL DATE (A)  INTEREST RATE   PAYMENT TERMS   PRIOR LIENS
------------------------------------     -----------     --------  -------------  -------------   -------------   -----------
  Lincoln Apartments (J)
   Walterboro, SC                        Multifamily       12/16       12/09          6.08%            (H)              --
  Raymonia Apartments (J)
   Vidalia, GA                           Multifamily       12/16       12/09          6.08%            (H)              --
  Westlake Apartments (J)
   Savannah, GA                          Multifamily       12/16       12/09          6.08%            (G)              --
  Twelve Atlantic Station (J)
   Atlanta, GA                           Hotel/Mote1        1/09       11/08          6.38%            (G)              --
  The Sanctuary Lofts
   Apartments (J)
   San Marcos, TX                        Multifamily        1/12       10/11          6.08%            (H)              --
  Woodside at Holladay
   Apartments (K)
   Holladay, UT                          Multifamily       12/16       06/16          5.82%            (H)              --
  Office Depot  (K)
   Arlington, TX                           Retail           1/17        N/A           5.79%            (I)              --
  Cedar Glen Apartments (K)
   Suisun City, CA                       Multifamily        1/12       12/09          5.81%            (H)              --
  Venon Center (K)
   Los Angeles, CA                         Retail           1/17       07/16          5.51%            (I)              --
  Desert View
   Coolidge, AZ                          Multifamily        5/06        N/A          10.00%            (G)              --

Subtotal First Mortgage Loans


BRIDGE LOANS:
  Queen Vista Apartments (J)
   Seattle, TX                           Multifamily        5/06        N/A           5.875%           (G)              --
  Summit East Apartments (J)
   Seattle, WA                           Multifamily       12/09       05/09          5.875%           (G)              --
  Highland Crest Apartments (J)
   Seattle, WA                           Multifamily       12/09       05/09          5.875%           (G)              --
  Los Alamitos Center Plaza (J)
   Los Alamitos, TX                      Multifamily        7/08        N/A           5.500%           (I)              --
  Reserve at Autumn Creek (J)
   Friendswood, TX                       Multifamily       11/16        N/A           5.875%           (G)              --

Subtotal Bridge Loans




                                         OUSTANDING
                                         FACE AMOUNT                                     CARRYING
                                              OF         IMPAIRMENT    UNAMORTIZED       AMOUNT OF    INTEREST INCOME
              PROPERTY                   MORTGAGES (B)    CHARGES     COSTS AND FEES   MORTGAGES (C)      IN 2006
------------------------------------     -------------   ----------   ---------------  -------------  ---------------
  Lincoln Apartments (J)
   Walterboro, SC                             1,445           --              --            1,445              7
  Raymonia Apartments (J)
   Vidalia, GA                                1,445           --              --            1,445              7
  Westlake Apartments (J)
   Savannah, GA                               3,234           --              --            3,234             17
  Twelve Atlantic Station (J)
   Atlanta, GA                               17,000           --              --           17,000            127
  The Sanctuary Lofts
   Apartments (J)
   San Marcos, TX                            23,000           --              --           23,000             78
  Woodside at Holladay
   Apartments (K)
   Holladay, UT                               3,500           --              --            3,500             18
  Office Depot  (K)
   Arlington, TX                              2,900           --              --            2,900              6
  Cedar Glen Apartments (K)
   Suisun City, CA                           17,200           --              --           17,200             36
  Venon Center (K)
   Los Angeles, CA                            4,800           --              --            4,800              2
  Desert View
   Coolidge, AZ                                  --           --              --               --             58
                                         ----------------------------------------------------------------------------
Subtotal First Mortgage Loans               433,090           --          (2,046)         431,044         11,229
                                         ----------------------------------------------------------------------------

BRIDGE LOANS:
  Queen Vista Apartments (J)
   Seattle, TX                               10,764           --              --           10,764             65
  Summit East Apartments (J)
   Seattle, WA                                5,345           --              --            5,345             32
  Highland Crest Apartments (J)
   Seattle, WA                                3,891           --              --            3,891             24
  Los Alamitos Center Plaza (J)
   Los Alamitos, TX                           3,796           --              --            3,796             27
  Reserve at Autumn Creek (J)
   Friendswood, TX                           13,800           --              --           13,800            132
                                         ----------------------------------------------------------------------------
Subtotal Bridge Loans                        37,596           --              --           37,596            280
                                         ----------------------------------------------------------------------------
                                                                                                      (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          FINAL
                                                         MATURITY                                   PERIODIC
              PROPERTY                   DESCRIPTION       DATE    CALL DATE (A)  INTEREST RATE   PAYMENT TERMS   PRIOR LIENS
------------------------------------     -----------     --------  -------------  -------------   -------------   -----------
MEZZANINE LOANS:
  The Hollows (E) (L) (M) (N)
   Greenville, NC                        Multifamily        1/42       02/12         10.00% (S)        (G)           8,755
  Northbrooke
   Harris County, TX                     Multifamily        8/43        N/A          11.50% (S)        (G)              --
  Club at Brazos (L) (M) (N)
   Rosenberg, TX                         Multifamily        5/43       06/08         10.00% (S)        (G)          14,384
  Del Mar Villas (O)(P)
   Dallas, TX                            Multifamily        5/06        N/A       LIBOR + 4.625%       (G)           5,554
  Villas at Highpoint (N)
   Lewisville, TX                        Multifamily        4/33       04/13         14.57%            (G)          18,800
  Villas at Highpoint (N)
   Lewisville, TX                        Multifamily        4/33       04/13         23.76%            (G)          18,800
  Sawmill Plaza (E)(N)
   Columbus, OH                            Retail          10/14       09/14         13.50%            (I)          15,859
  Champaign Offices (E)(N)
   Champaign, IL                           Office          10/11       05/11         10.67%            (I)          25,950
  Atlantic - Hearthstone (N)(Q)
   Hillsborough, NJ                      Multifamily        4/07       04/07            20%            (G)          11,030
  South Burnswick (N)
   South Brunswick, NJ                     Retail           6/15       06/15         10.25%            (G)          36,750
  Pasadena (N)(Q)
   Pasadena, FL                          Multifamily       12/07        N/A       LIBOR + 12.75%       (G)          34,559
  222 Pearson (N)(R)
   Chicago, IL                           Multifamily        8/07        N/A       LIBOR + 11.50%       (G)          17,800
  Bayfront Villas (N)(Q)
   Gulfport, FL                          Multifamily        8/07        N/A       LIBOR + 12.75%       (G)          15,773
  Marbella (N)(R)
   Clearwater, FL                        Multifamily        9/06        N/A       LIBOR + 12.50%       (G)          19,492
  Hotel QT (E) (N)
   New York, NY                            Hotel           10/08       10/07          8.32%            (G)          20,000


Subtotal Mezzanine Loans                                                                                                --




                                         OUSTANDING
                                         FACE AMOUNT                                     CARRYING
                                              OF         IMPAIRMENT    UNAMORTIZED       AMOUNT OF    INTEREST INCOME
              PROPERTY                   MORTGAGES (B)    CHARGES     COSTS AND FEES   MORTGAGES (C)      IN 2006
------------------------------------     -------------   ----------   ---------------  -------------  ---------------
MEZZANINE LOANS:
  The Hollows (E) (L) (M) (N)
   Greenville, NC                             1,549           --             (80)           1,469            172
  Northbrooke
   Harris County, TX                             --           --              --               --             50
  Club at Brazos (L) (M) (N)
   Rosenberg, TX                              1,962           --             (70)           1,892            198
  Del Mar Villas (O)(P)
   Dallas, TX                                   765         (765)             --               --             30
  Villas at Highpoint (N)
   Lewisville, TX                             2,599           --            (130)           2,469            384
  Villas at Highpoint (N)
   Lewisville, TX                               693           --             (36)             657            165
  Sawmill Plaza (E)(N)
   Columbus, OH                               1,988           --              --            1,988            266
  Champaign Offices (E)(N)
   Champaign, IL                              1,898           --             (27)           1,871            210
  Atlantic - Hearthstone (N)(Q)
   Hillsborough, NJ                           5,592         (900)            (24)           4,668          1,031
  South Burnswick (N)
   South Brunswick, NJ                        3,250           --              --            3,250            338
  Pasadena (N)(Q)
   Pasadena, FL                               9,012       (9,012)             --               --          1,448
  222 Pearson (N)(R)
   Chicago, IL                                7,500           --             (19)           7,481          1,257
  Bayfront Villas (N)(Q)
   Gulfport, FL                               2,952       (2,952)             --               --            481
  Marbella (N)(R)
   Clearwater, FL                             5,800           --              --            5,800          1,069
  Hotel QT (E) (N)
   New York, NY                               6,500           --              --            6,500             38
                                         ----------------------------------------------------------------------------

Subtotal Mezzanine Loans                     52,060      (13,629)           (386)          38,045          7,137
                                         ----------------------------------------------------------------------------
                                                                                                      (continued)


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




                                                          FINAL
                                                         MATURITY                                   PERIODIC
              PROPERTY                   DESCRIPTION       DATE    CALL DATE (A)  INTEREST RATE   PAYMENT TERMS   PRIOR LIENS
------------------------------------     -----------     --------  -------------  -------------   -------------   -----------
SUBORDINATED B-NOTES
  Twelve Atlantic Station (J) (O)
   Atlantic, GA                             Hotel          11/09       11/08          8.08%            (G)         17,000
  Highland Crest Apartments (J) (O)
   Seattle, WA                           Multifamily       12/09       05/09          8.63%            (G)          3,891
  Pierre Laclede Center (E) (N)
   Clayton, MO                              Office          9/11       04/08          7.44%            (G)         56,250
  Queen Vista Apartments (J) (O)
   Seattle, WA                           Multifamily       12/09       05/09          8.63%            (G)         10,764
  Summit East Apartments (J) (O)
   Seattle, WA                           Multifamily       12/09       05/09          8.63%            (G)          5,345
  Intech (E) (N)
   Indianapolis, IN                        Office          10/15       07/15          9.05%            (G)         44,500
  Ellington (E) (O)
   Washington, DC                        Multifamily        9/16       09/09         10.00%            (G)         40,800

Subtotal Subordinated B-notes

2006 Total Mortgage Loans

2005 Total Mortgage Loans (T)



                                         OUSTANDING
                                         FACE AMOUNT                                     CARRYING
                                              OF         IMPAIRMENT    UNAMORTIZED       AMOUNT OF    INTEREST INCOME
              PROPERTY                   MORTGAGES (B)    CHARGES     COSTS AND FEES   MORTGAGES (C)      IN 2006
------------------------------------     -------------   ----------   ---------------  -------------  ---------------
SUBORDINATED B-NOTES
  Twelve Atlantic Station (J) (O)
   Atlantic, GA                               2,500           --              --            2,500              7
  Highland Crest Apartments (J) (O)
   Seattle, WA                                  730           --              --              730              4
  Pierre Laclede Center (E) (N)
   Clayton, MO                                3,375           --              --            3,375             21
  Queen Vista Apartments (J) (O)
   Seattle, WA                                2,018           --              --            2,018             12
  Summit East Apartments (J) (O)
   Seattle, WA                                1,002           --              --            1,002              6
  Intech (E) (N)
   Indianapolis, IN                           5,500           --            (197)           5,303            327
  Ellington (E) (O)
   Washington, DC                            16,669           --          (1,597)          15,072            614
                                         ----------------------------------------------------------------------------
Subtotal Subordinated B-notes                31,794           --          (1,794)          30,000        $   991
                                         ----------------------------------------------------------------------------
2006 Total Mortgage Loans                  $554,540      (13,629)        $(4,226)        $536,685        $19,637
                                         ============================================================================
2005 Total Mortgage Loans (T)              $ 52,707           --         $  (726)        $ 51,981        $ 5,425
                                         ============================================================================


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



(A) Call date means the date the loan can either be called by us or paid off by borrower, which may result in prepayment penalties.

(B) As of December 31, 2006, all interest payments on the mortgage loans are current, except as noted.

(C) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(D) In 2005, we purchased a $5.0 million subordinated mortgage secured by this property. During 2006, we purchased the remaining $26.0 million portion of this first mortgage loan from CharterMac at approximately its face value (see Note 20).

(E) Loans are pledged as collateral on $362.0 million of Series I CRE notes issued during 2006 (see Note 8).

(F)  Borrower is a related party (see Note 20).

(G)  Interest only payments due monthly, with loan balance due at maturity.

(H) Currently interest only payments due monthly, followed by principal and interest payments due at various future dates.

(I)  Principal and interest payments due monthly.

(J) At December 31, 2006, loans are pledged as collateral under the mortgage loan repurchase facility with Citigroup (see Note 10).

(K) Subsequent to December 31, 2006, loans were pledged as collateral under the mortgage loan repurchase facility with Citigroup (see Note 10).

(L) The Hollows and the Club at Brazos loans are participating mezzanine loans with a maximum annual return of 16% and 14%, respectively. We can share 50% of excess operating cash flows, as well as 25% of excess sale or refinancing proceeds on both loans.

(M) The principal balance of the mezzanine loan is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loan are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(N) We do not have an interest in the first lien position relating to this loan.

(O)  We have an interest in the first lien position relating to this loan.

(P) During 2006, this mezzanine loan stopped making required interest payments, causing it to be in default. We recognized an impairment charge on the mezzanine loan ($765,000), as well as a related note receivable (see Note
     4).

(Q) During 2006, these mezzanine loans did not make required interest payments, causing them to be in default. We recognized impairment charges of $12.9 million for these loans due to construction and sales issues relating to the underlying properties. We have determined the impairment amounts by analyzing the cash flows of the respective projects upon completion of construction at the property level and determining a fair value of the properties. As a result the carrying amounts have been written down to reflect these values as follows:

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



          Pasadena                                     $    9,012
          Bayfront Villas                                   2,952
          Atlantic Hearthstue                                 900
                                                       ----------
               Total                                    $  12,864
                                                         ========

(R) During 2006, these mezzanine loans did not make required interest payments, causing them to be in default. We are currently in the process of determining the necessary steps we need to take to protect our investment. We have done an internal analysis for the property underlying the mortgage and the analysis indicates that the value of the property exceeds the carrying amount of our investment. Accordingly, we have not recorded an allowance for probable losses on this investment.

(S) Interest on the mezzanine loan is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan. The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loan also provides for payments of additional interest based on a percentage of cash flow remaining after debt service and participation in sale or refinancing proceeds and certain provisions that cap our total yield, including additional interest and participations, over the term of the loan.

(T) The weighted average interest rate on the portfolio at December 31, 2005, was 14.74%.

Further information relating to investments in mortgage loans is as follows:

(In thousands)

                                                                                                   2006           2005
                                                                                                ---------      ---------
Balance at beginning of year                                                                    $  51,981      $  21,376
Advances made                                                                                     509,991         42,247
Loan origination fees (net of acquisition expenses)                                                    --           (279)
Repayments                                                                                         (8,368)       (11,853)
Amortization of costs and fees                                                                        507            236
Impairment losses                                                                                 (13,629)            --
Prepayment penalty from debt security refinancing, net of unamortized loan origination fees        (3,005)            --
Discount on swap                                                                                     (792)           254
                                                                                                ---------      ---------

Balance at end of year                                                                          $ 536,685      $  51,981
                                                                                                =========      =========


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 3 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

Information relating to our debt securities as of December 31, 2006 is as follows:


(In thousands)
                                                  Date Purchased/
                                   Certificate        Final             Stated
Name                                 Number        Payment Date      Interest Rate
----------------------------       -----------    ---------------    -------------
GNMA CERTIFICATES

SunCoast Capital Group, Ltd.         G002412          6/23/97           7.000%
                                                      4/20/27

Village at Marshfield                519281           3/11/02           7.475%
                                                      1/15/42

Cantera Crossing                     532663           3/28/02           6.500%
                                                       6/1/29

Burlington                           595515           11/1/02           5.900%
                                                      4/15/31
FNMA DUS CERTIFICATES

Coventry Place                       384920            5/9/03           6.480%
                                                       3/1/32

Elmwood Gardens                      386113           5/15/03           5.350%
                                                       5/1/33

Pomono                               386995           9/21/04           6.220%
                                                       7/1/34

Maple Street                         387093           10/4/04           5.750%
                                                      10/1/22

Beach Grove                          387114          12/21/04           5.620%
                                                       9/1/34

York                                 386631          12/29/04           5.490%
                                                       8/1/33

Inn at Summit Ridge                  385258           1/10/05           6.650%

                                                       5/1/27

Wyndhurst                            386641           2/28/05           5.800%

                                                      12/1/33

FNMA 830083                          830083           11/9/05           7.218%

                                                       7/1/35

FNMA 254568                          254568          11/10/05           6.799%

                                                      11/1/32

FNMA 255366                          255366          11/10/05           6.470%

                                                       7/1/34

FNMA 254611                          254611          11/10/05           6.823%

                                                      12/1/32

Total interest income from debt securities sold or repaid during 2006


2006 Total


2005 Total (1)




(In thousands)
                                      Amortized            Unrealized
                                        Cost at           Gain(Loss) at         Balance at        Interest Income
Name                               December 31, 2006    December 31, 2006    December 31, 2006        in 2006
----------------------------       -----------------    -----------------    -----------------    ---------------
GNMA CERTIFICATES

SunCoast Capital Group, Ltd.          $     54              $      2            $     56             $     4


Village at Marshfield                   20,963                  (216)             20,747               1,420


Cantera Crossing                         6,197                   340               6,537                 412


Burlington                               6,480                   (61)              6,419                 379

FNMA DUS CERTIFICATES

Coventry Place                             761                   (26)                735                  43


Elmwood Gardens                          5,320                  (194)              5,126                 280


Pomono                                   5,735                  (186)              5,549                 317


Maple Street                             1,455                   (19)              1,436                  79


Beach Grove                              1,252                   (42)              1,210                  68


York                                    12,564                  (441)             12,123                 666


Inn at Summit Ridge                      1,511                    13               1,524                  89



Wyndhurst                                3,014                   (88)              2,926                 162



FNMA 830083                              1,045                    43               1,088                  92



FNMA 254568                              8,458                   (18)              8,440                 532



FNMA 255366                              6,623                    (9)              2,055                 424



FNMA 254611                              2,064                   (12)              6,611                 140



Total interest income from debt
  securities sold or repaid
  during 2006                               --                    --                  --               5,390
                                   ------------------------------------------------------------------------------

2006 Total                            $ 83,496              $   (914)           $ 82,582             $10,497
                                   ==============================================================================

2005 Total (1)                        $218,891              $  3,832            $222,723             $12,823
                                   ==============================================================================

Twenty certificates were sold during 2006. The sale resulted in aggregate impairment losses of approximately $2.2 million and a loss on sale associated with the write-off of unamortized premiums related to the securities, which was approximately $784,000.
(1) The weighted average interest rate on the portfolio at December 31, 2005, was 6.23%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Information regarding our investments in debt securities is as follows:


                                                           December 31,
                                                  -----------------------------
(In thousands)                                      2006                 2005
                                                  ---------           ---------
Amortized cost                                    $  83,496           $ 218,891

Unrealized gains                                        359               5,707
Unrealized losses                                    (1,273)             (1,875)
                                                  ---------           ---------
Net unrealized (loss) gain                             (914)              3,832
                                                  ---------           ---------

Fair value                                        $  82,582           $ 222,723
                                                  =========           =========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position, at December 31, 2006 and 2005, is summarized in the table below:


(dollars in thousands)

                                      December 31, 2006                               December 31, 2005
                          ----------------------------------------       ------------------------------------------
                          Less than       12 Months                      Less than       12 Months
                          12 Months        or More         Total         12 Months        or More           Total
                          ---------       ---------      ---------       ---------       ---------        ---------
Number of securities             3               9             12               8              16               24
Fair value                 $35,799         $37,579        $73,378         $25,905         $56,281          $82,186
Gross unrealized loss      $   246         $ 1,027        $ 1,273         $   197         $ 1,678          $ 1,875


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

At December 31, 2006, all of our debt securities were partially or wholly pledged as collateral under our debt securities repurchase facilities (see Note
9).

NOTE 4 - NOTES RECEIVABLE

Our notes receivable are collateralized by equity interests in the owner of the underlying property and consist of the following as of December 31, 2006:


                                 (In thousands)
                                                     Carrying          Interest
Property                         Location             Amount             Rate
------------------------------------------------------------------------------------
Del Mar Villas                   Dallas, TX          $  4,940     LIBOR + 4.625% (1)
Oaks of Baytown                  Baytown, TX            2,975     LIBOR + 4.500% (1)
Quay Point                       Houston, TX            1,298     LIBOR + 3.600% (1)
                                                     --------
    2006 Total                                       $  9,213
                                                     ========
    2005 Total                                       $ 13,725
                                                     ========


(1) 30-day LIBOR at December 31, 2006 was 5.33%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During 2006, all of these notes stopped making required interest payments, causing them to be in default. As information regarding these loans materialized, we recognized impairment charges on the Del Mar Villas and Oaks of Baytown notes due to deteriorating operating performance of the underlying properties and recorded a charge of $2.4 million. We determined the impairment amounts by analyzing the real estate markets in the locations of the properties and determining a fair value based on the types of the properties. As a result, the carrying amounts have been written down to reflect these fair values. We determined that no impairment of Quay Point existed as of 12/31/06.

NOTE 5 - INVESTMENT IN ARCAP

We owned 485,000 units Series A Convertible Preferred Membership Interests in ARCap as well as 315,000 common units, which we acquired upon converting an equal number of preferred units in December 2005. The initial cost of all units was $25 each.

During August 2006, we sold our membership interests and common units in ARCap to CharterMac (see also Note 20). In connection with the sale, we received proceeds of $38.8 million, consisting of $24.5 million for the purchase of the interests and $14.3 million of special distributions for income earned prior to consummation of the sale. Of the distributions, we recorded approximately $12.6 million as a return of capital and the sales proceeds yielded a gain of approximately $19.2 million. We expect to receive an additional $1.7 million of proceeds in September 2007 which is included in the gain recognized and is recorded in accounts receivable in the consolidated balance sheet. Contingent upon future events, we may receive an additional $791,000 of proceeds in 2007 and 2008 which would result in additional gain when received.

NOTE 6 - REAL ESTATE OWNED

Our real estate owned consisted of the following:


(dollars in thousands)
                                                                                           Carrying Value
                                                                                               as of
                                                                                            December 31,
                                                                                ----------------------------------
                                         Number of Units      Location              2006                 2005
                                         -------------------------------------------------------------------------
Real Estate Owned - Held and Used, net

     Concord Portfolio (1)                    852             Houston, TX         $53,100               $53,407
     Less: accumulated depreciation                                                (4,408)               (3,062)
                                                                                  -------               -------
     Net                                                                          $48,692               $50,345
                                                                                  =======               =======

Mortgages Payable on Real Estate Owned

     Concord Portfolio                                                            $39,944               $40,487
                                                                                  =======               =======

Real Estate Owned - Held for Sale, net

     Reserve at Autumn Creek (2)              212         Friendswood, TX         $    --               $19,462
     Less: accumulated depreciation                                                    --                (1,014)
                                                                                  -------               -------
     Net                                                                          $    --               $18,448
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

During 2004, the properties were refinanced with UBS Real Estate Investments Inc., who provided first mortgages of $41.0 million for these properties, and we reclassified the properties as Real Estate Owned - Held and Used as the

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



refinancing did not qualify as a sale under SFAS No. 66. We recorded the $41.0 million amortizing mortgage as a liability and began to record depreciation on the properties in 2004, as well as retroactively for the period since foreclosure. We recognize income associated with a 10-year $12.8 million mezzanine loan, with a stated interest rate of 8.00% (our remaining economic interest in the properties), as rental income, property operations and mortgage interest on Real Estate Owned - Held and Used on our consolidated statements of income.

The following is a schedule of future principal payments on the mortgage payable.

                     2007                     $  577
                     2008                        612
                     2009                        649
                     2010                        688
                     2011                      3,196
                                              ------
                     Thereafter
                                              $5,722
                                              ======

(2) During 2006, this property was sold, resulting in a gain of approximately $230,000. We have reclassified results of property operations as income from discontinued operations for the periods prior to the sale.

NOTE 7 - CONCENTRATION

As of December 31, 2006, 87.9% of our portfolio was comprised of noninsured investments. Of this group of assets, 19.8%, 19.4% and 11.0% were secured by properties in Texas, California and New York, respectively. We had no borrowers exceeding 10% of our portfolio of investments in mortgage loans, notes receivable and revenue bonds.

NOTE 8 - CDO NOTES PAYABLE

During 2006, we issued approximately $400.0 million of notes and preferred shares for our first CDO securitization through a wholly owned subsidiary, AMAC CDO Funding I ("AMAC CDO"). The CDO consists of $362.0 million Series I CRE notes and $12.0 million of non-investment grade notes and $26.0 million of preferred shares, both of which we retained. The Series I CRE notes have an absolute maturity of November 2050 and carry a combined weighted average rate of 5.73%. We incurred approximately $6.8 million of costs related to our first CDO securitization, which are being amortized on a straight-line basis over the average life of the CDO.

We retained all of the non-investment grade securities and the preferred shares in a wholly owned subsidiary, AMAC CDO I Equity, LLC ("AMAC Equity"). AMAC CDO holds the assets, consisting primarily of first mortgage loans, subordinate interests in first mortgage loans, mezzanine loans and bridge loans, which serve as collateral for the CDO (see Note 2). As of December 31, 2006, these assets totaled $383.1 million and the remainder of the proceeds is held in escrow to fund additional assets.

The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification and substitute collateral for loans that are repaid during the first five years of the CDO is permitted. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of both wholly owned subsidiaries are consolidated in our financial statements. The Series I CRE notes are treated as a secured financing, and are non-recourse to us. Proceeds from the issuance of these notes were used to repay all outstanding debt under a mortgage loan repurchase facility (see Note 10) and to fund additional investments.

NOTE 9 - DEBT SECURITIES REPURCHASE FACILITIES

As a vehicle to leverage our investments in debt securities, we had repurchase agreements with four counterparties, Greenwich Capital, Bear Stearns, RBC Capital Markets and UBS Financial Services. Subsequent to the sale of 20 debt securities (see Note 3), we paid off two of these four repurchase facilities with the sale proceeds. The remaining RBC Capital Markets and UBS Financial Services repurchase agreements offer advance rates between 94% and 97% and

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



borrowing rates between the LIBOR minus 0.03% and LIBOR plus 0.10%. The borrowings are subject to 30-day settlement terms. As of December 31, 2006 and 2005, the amount outstanding under repurchase facilities was $79.4 million and $209.1 million, respectively, and weighted average interest rate was 4.68% and 4.30%, respectively.

All of our debt securities are pledged as collateral in connection with these repurchase facilities (see Note 3).

NOTE 10 - MORTGAGE LOAN REPURCHASE FACILITIES

We executed two new repurchase facilities during 2006 in connection with CDO financing. The first facility with Bank of America ("BOA") was put in place to fund investments that were placed into our first CDO securitization, which occurred in November 2006 and the repurchase facility expired at that time. Advance rates on the borrowings from this facility ranged from 50% to 95% of collateral value, as determined on a loan-by-loan basis. Interest on the borrowings, which ranged from LIBOR plus 0.50% to LIBOR plus 2.25%, was also determined on a loan-by-loan basis. The outstanding balance of this facility was paid down with the proceeds received from the CDO securitization (see Note 8).

During December 2006, we executed a second repurchase agreement with Citigroup Global Markets Inc. ("Citigroup"). The purpose of this facility is to fund investments that are to be priced into a planned second CDO securitzation. Advance rates on the borrowings from this facility, ranging from 80% to 90% of collateral value, are determined on a loan-by-loan basis. Interest on the borrowings, which range from LIBOR plus 0.40% to LIBOR plus 1.25%, is also determined on a loan-by-loan basis. The repurchase facility expires upon the closing of the associates CDO securitization, or twelve months after the inception of the repurchase facility, whichever comes first. At December 31, 2006 we had approximately $84.1 million of borrowings outstanding under this facility, at a weighted average interest rate of 6.13%.

NOTE 11 - WAREHOUSE FACILITY

During   February  2006,  we  repaid  the  remaining   outstanding   balance  of
approximately $4.1 million on a facility we had used to fund investments. We can no longer borrow from this facility, as it has matured.

NOTE 12 - LINE OF CREDIT - RELATED PARTY

We have a revolving credit facility (the "Revolving Facility") with CharterMac. The Revolving Facility, which is unsecured, provides up to $50.0 million in borrowings to be used to purchase new investments and for general purposes, and bears interest at 30-day LIBOR plus 3.00%. The Revolving Facility expires in June 2007 with a one-year optional extension. In the opinion of our Advisor, the terms of this facility are consistent with those of transactions with independent third parties. At December 31, 2005, there were no outstanding borrowings under this facility. As of December 31, 2006, we had approximately $15.0 million in borrowings outstanding, bearing interest at 8.35%.

NOTE 13 - SUBSIDIARY EQUITY

During March 2005, AMAC Capital Financing I, a wholly owned subsidiary, issued 25,000 Floating Rate Preferred Securities with a stated liquidation amount of $1,000 per security. We received approximately $24.2 million in proceeds, net of closing costs. The securities are callable in March 2010 and bear interest, re-set quarterly, equal to 30-day LIBOR plus 3.75%. At December 31, 2006, the rate was 9.12%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 14 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:


 (In thousands)                                        December 31,   December 31,
                                                          2006            2005
                                                       -----------    -----------
Interest rate derivatives (see Note 15)                   $ 8,673        $    39
Refundable deposits (1)                                     1,161             --
Accrued interest payable                                    3,078            409
Other                                                         754          1,151
                                                          -------        -------

                                                          $13,666        $ 1,599
                                                          =======        =======


(1) Includes refundable deposits collected during the due diligence period of a loan transaction which are payable to other parties.

NOTE 15 - DERIVATIVE INSTRUMENTS

CASH FLOW HEDGES OF DEBT

Our borrowings under repurchase facilities, CDO notes payable and our related party line of credit incur interest at variable rates, exposing us to interest rate risk. We have established a policy for risk management and our objectives and strategies for use of derivative instruments to potentially mitigate such risks.

As of December 31, 2006, we had 31 interest rate swaps with an aggregate notional amount of $512.1 million, which will expire on dates ranging from March 2008 through November 2016 and are designated as cash flow hedges with the hedged item being the interest payments on our variable-rate repurchase facilities. These swaps are recorded at fair value, with changes in fair value recorded in comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

We assess both at inception and on an ongoing basis, whether the swaps are effective in offsetting changes in the variable cash flows of the hedged item. We measure ineffectiveness of our cash flow hedges on a quarterly basis and record any ineffectiveness in other income on the consolidated statement of income. With the exceptioin of one swap, our swaps have been effective and we expect they will continue to be effective in the future. We have recorded ineffectiveness of approximately $212,000 related to the $333.4 million total return swap. This swap includes an embedded financing component, which has caused and will continue to cause, some ineffectiveness.

We terminated 33 swaps, 28 of which were classified as free standing derivatives (see below) when we issued the CDO in November 2006, at which time we entered into a total return swap with a notional amount of approximately $333.4 million, which will convert the variable cash flows from the CDO to fixed cash flows. We have designated this swap as a cash flow hedge.

We estimate that approximately $503,000 of the net unrealized losses included in accumulated other comprehensive (loss) income will be reclassified into interest expense within the next twelve months.

FREE-STANDING DERIVATIVES RELATED TO INVESTMENTS

We have three interest rate swaps with an aggregate notional amount of approximately $20.2 million, which expire on dates ranging from February 2017 through July 2017, that are hedging changes in the fair value of certain investments. We had 28 others (as noted above) that were used similarly for assets securitized through our first CDO transaction which were terminated at that time. We did not elect to apply hedge accounting to these swaps and, therefore, the changes in their fair values are included in net income.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



We are required to maintain a minimum balance of collateral with BOA in connection with these interest rate swaps. From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral with BOA to maintain the fair value of the swaps. These payments are held as deposits with BOA and will be used to settle the swap at termination date if market rates fall below the fixed rates on the swaps. At December 31, 2006, we had no deposits held by BOA.

FINANCIAL STATEMENT IMPACT

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable and accrued expenses (see Note 14) and those for which we are in a net settlement asset position are recorded in deferred charges and other assets. The amounts recorded were as follows:


(In thousands)                                      December 31,       December 31,
                                                       2006                2005
                                                    -----------        -----------
Net asset position                                     $1,143             $  808
Net liability position                                 $8,673             $   39


Net income included the following related to our free standing derivatives and interest rate hedges:


                                          Year ended December 31,
                                   ------------------------------------
(In thousands)                      2006           2005           2004
                                   ------         ------         ------
Interest income                    $(659)         $ (42)         $  --
Interest expense                     128            110            628
Other income                         212             --             --
                                   -----          -----          -----

Net                                $(319)         $  68          $ 628
                                   =====          =====          =====


The decrease in the fair value of our free-standing derivatives for the year ended December 31, 2006, was $5.5 million and is recorded as a reduction of other income on our consolidated statements of income.

NOTE 16 - SHAREHOLDERS' EQUITY

Common Shares
-------------

Our independent trustees receive a portion of their annual compensation in common shares. In 2006, we issued 2,040 shares for trustee compensation as compared to 3,036 in 2005. An additional 2,120 were issued in January 2007 in connection with 2006 services. Expense we recognized related to the 2005 grants was approximately $45,000. Expense related to those shares issued in 2006 and 2007 was approximately $66,000.

Share Repurchase Program
------------------------

In August 2003, our Board of Trustees approved a share repurchase plan. The plan enables us to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. This program has no expiration date. During 2005 and 2004, we repurchased 36,000 and 4,000 shares, respectively, at a cost of approximately $494,000 and $53,000, respectively. We made no such repurchases during 2006.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Accumulated Other Comprehensive (loss) Income
---------------------------------------------

Changes in accumulated other comprehensive (loss) income consisted of the following:


(In thousands)                                         Net unrealized
                                      Net unrealized   (loss) gain on
                                      gain (loss) on    interest rate
                                        investments      derivatives      Total
                                      --------------   --------------   ---------
Balance at January 1, 2004               $  8,728        $   (278)       $  8,450
Period change                               1,260             407           1,667
                                         --------        --------        --------
Balance at December 31, 2004                9,988             129          10,117
Period change                              (6,013)            679          (5,334)
                                         --------        --------        --------
Balance at December 31, 2005                3,975             808           4,783
Period change                              (4,769)         (3,642)         (8,411)
                                         --------        --------        --------
Balance at December 31, 2006             $   (794)       $ (2,834)       $ (3,628)
                                         ========        ========        ========


NOTE 17 - INCENTIVE SHARE OPTION PLAN

In accordance with our Amended and Restated Incentive Share Option Plan (the "Plan"), our Board of Trustees can award share options to trustees, officers and employees of our Advisor and its affiliates. A maximum of 839,993 options can be granted, with annual limits based upon 10% of the shares outstanding at year end, as specified in the Plan. Option terms and vesting requirements are determined at the time of grant, provided that the term is no longer than ten years.

Our compensation committee granted the following options to employees of an affiliate of our Advisor pursuant to the Plan (none were granted in 2006 or 2004):


 Year                Number       Exercise Price         Term         Vesting Period
 ------------    -------------    ---------------    -------------    --------------
 2003               190,000           $15.03           10 years           3 years
 2005                65,062           $17.20           10 years           3 years


The weighted average assumptions used for valuing these options and the results of the valuations were as follows:


                                              2006 (1)         2005           2004
                                              --------       --------       --------
Dividend Yield                                  9.98%         10.95%          9.30%

Estimated Volatility                           25.00%         26.00%         16.00%

Risk Free Interest Rate                         4.73%          4.36%          3.93%

Expected Lives (years)                          4.9            8.0            8.3


(1) These weighted average assumptions are as of March 31, 2006, the last period these options were re-valued, as both grants were vested shortly after this date and fully amortized.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



The following table summarizes share option activity in our share option plans for the years ended December 31:


                                                 2006                        2005                        2004
                                       ------------------------    ------------------------    ------------------------
                                                      Weighted                    Weighted                    Weighted
                                                       Average                     Average                     Average
                                                      Exercise                    Exercise                    Exercise
                                        Options         Price       Options         Price       Options         Price
                                       ---------      ---------    ---------      ---------    ---------      ---------
Outstanding
   at Beginning of Year                  187,052      $   15.78      130,000      $   15.03      190,000      $   15.03
Granted                                       --             --       65,052          17.20           --             --
Forfeited                                     --             --       (8,000)         15.03      (60,000)         15.03
Exercised                                (94,052)         16.53           --             --           --             --
                                       ---------      ---------    ---------      ---------    ---------      ---------

Outstanding
   at End of Year                         93,000          15.03      187,052      $   15.78      130,000      $   15.03
                                       =========      =========    =========      =========    =========      =========
Fair Value of options granted
   during the year (at grant date)     $      --      $      --    $  64,000      $   17.20    $      --      $      --
                                       =========      =========    =========      =========    =========      =========
Compensation cost recognized           $  59,000 (1)               $      --                   $  45,500
                                       ============                =========                   =========


(1) Includes accelerated vesting of 2005 grants upon the termination of the optionee.


                                                        As of December 31, 2006
                                          ---------------------------------------------------
                                                                    Weighted
                                                                     Average
                                                       Weighted     Remaining     Aggregate
                                                        Average    Contractual    Intrinsic
                                                       Exercise        Term         Value
                                           Options       Price      (in years)  (in thousands)
                                          ---------------------------------------------------
Vested and expected to vest at
  end of period                             93,000     $  15.03         6.3         $  172
                                          ===================================================

Exercisable at end of year                  93,000     $  15.03         6.3         $  172
                                          ===================================================


The aggregate intrinsic value at December 31, 2006, represents the difference between our closing share price on the last trading day of the year and the exercise prices of the outstanding options. This amount will change based on the fair market value of our shares.

As of December 31, 2006, the cost of all of our share options was fully amortized, and there was no unrecognized compensation cost related to share-based compensation grants. There were 652,941 shares available for issuance as of December 31, 2006.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 18 - EARNINGS PER SHARE

Diluted net income per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)


Year Ended December 31, 2006                    Income        Shares      Per Share
                                               --------      --------     ---------
   Basic EPS                                   $ 2,687         8,323       $  0.32

   Effect of dilutive securities                    --             7            --
                                               -------       -------       -------

   Diluted EPS                                 $ 2,687         8,330       $  0.32
                                               =======       =======       =======


Year Ended December 31, 2005


   Basic EPS                                   $15,235         8,316       $  1.83

   Effect of dilutive securities                    --             1            --
                                               -------       -------       -------

   Diluted EPS                                 $15,235         8,317       $  1.83
                                               =======       =======       =======


Year Ended December 31, 2004


   Basic EPS                                   $11,273         8,336       $  1.35

   Effect of dilutive securities                    --             7            --
                                               -------       -------       -------

   Diluted EPS                                 $11,273         8,343       $  1.35
                                               =======       =======       =======


NOTE 19 - DISCONTINUED OPERATIONS

Income or loss from discontinued operations included the following related to the Reserve at Autumn Creek (which we sold from our Real Estate Owned portfolio in October 2006) and the Plaza at San Jacinto (which we sold from our Real Estate Owned portfolio in 2005):


(in thousands)                                Year Ended December 31,
                                         -------------------------------
                                         2006 (1)       2005       2004
                                         --------      ------     ------
Revenues                                  $  663       $2,280     $  811
                                          ======       ======     ======
Net income (loss)                         $  569       $  434     $ (177)
                                          ======       ======     ======


(1) 2006 net income includes an approximate $230,000 gain on the sale realted to the Autumn Creek property.

NOTE 20 - RELATED PARTY TRANSACTIONS

Fees to Advisor
---------------

Pursuant to the March 2006 amended Advisory Services Agreement with our Advisor (the "Amended Advisory Agreement"), we pay certain fees, in addition to reimbursements of certain administrative and other costs our Advisor incurs on our behalf, for its ongoing management and operations of our Company:

Fees/Compensation              Annual Amount
-----------------              -------------

I. Asset management fees       Our  Advisor  receives  an  asset  management fee
                               equal  to 1.75%  per  year of our equity balance,
                               reduced  by   certain   costs   to  us  from  the
                               repurchasing of our common shares, and excluding one time events pursuant to changes in GAAP, as well as certain approved non-cash charges.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



II. Loan origination fees      Our Advisor is  entitled to receive, with respect
                               to   each  investment  originated   by   us,  the
                               origination  points,  if any,  paid by borrowers.
                               In connection with the acquisition of investments
                               for us, the Advisor may also act as an advisor to
                               third parties which  participate  with us in such
                               investments  and may receive  origination points,
                               if   any,  from   such   third   parties or their
                               borrowers.

III.  Annual incentive         Subject  to  (1)  a  minimum annual  distribution
      management fees          being made to  shareholders  from cash  available
                               for  distribution ("CAD") of $1.45 per share  and
                               (2)  the  Company  achieving   at  least   annual
                               Adjusted  Funds from  Operations  (defined below)
                               per share of  $1.60 (net of  this incentive fee),
                               the   Advisor  shall  be   entitled   to  receive
                               incentive compensation for each fiscal year in an amount equal to the product of:

                               (A) 25% of the dollar amount by which

                                   (1) Adjusted Funds From Operations before this incentive management fee per share (based on the weighted average number of shares outstanding), excluding non-cash gains or losses due to the recording of fair value hedges exceed

                                   (2)  an  amount  equal to the  greater of:

                                        (a)(i) the weighted average of  (x)  $20
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

IV. Shared services expenses   Our  Advisor  is  reimbursed  by  us  for (i) the
                               actual  costs to the Advisor of goods,  materials
                               and  services  used  for  and by us obtained from
                               unaffiliated parties,  (ii)  the costs of certain
                               personnel  employed  by the  Advisor and directly
                               involved  in the  organization  and  business  of
                               our company and for legal,  accounting   transfer
                               agent,   reinvestment    and    redemption   plan
                               administration,   data   processing,  duplication
                               and investor communications services performed by employees of officers of the Advisor.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



V. Termination                 The Advisor  can terminate the agreement  without
                               penalty,  but we are  subject  to  a  termination
                               fee,   except   in    certain    instances,   for
                               termination  or non-renewal,  equal to four times
                               the  asset   management  fee  and  four times the
                               incentive  management  fee that our Advisor would
                               have been entitled  to receive from us during the
                               four   calendar   quarter   period    immediately
                               proceeding   the   effective   date   of     such
                               termination. Termination  would be effective upon
                               60   days    prior   written    notice   to   the
                               non-terminating party. If our Advisor terminates our agreement, we may not be able to find an adequate replacement advisor.

The costs paid or payable to our Advisor were as follows:


(in thousands)                                     Years Ended December 31,
                                              ----------------------------------
                                               2006          2005          2004
                                              ------        ------        ------
Asset management fees                         $1,810        $1,545        $1,274
Incentive management  fee                       --           1,855            --
Shared service expenses                        1,673           947           682
                                              ------        ------        ------

                                              $3,483        $4,347        $1,956
                                              ======        ======        ======


Prior to the March 2006 Amendment to the Amended Advisory Agreement, the following fees were paid to the Advisor differently that they are currently paid.

     o ASSET MANAGEMENT FEES - We paid asset management fees to our Advisor calculated on a set percentage for each asset class.
     o LOAN ORIGINATION FEES - origination points paid by borrowers were first paid to our Advisor for amounts up to 1.0% of the principal amount of each note and we received any excess origination points paid by borrowers, if any, above the 1.0%.

Other Related Party Transactions
--------------------------------

In September 2005, we sold a mortgage loan, at par, to CharterMac.

During April 2006, we purchased a first mortgage loan from  CharterMac (see Note
2). Including this loan, during 2006 we partially or fully funded 58 first mortgage loans and subordinated notes, with a carrying amount totaling approximately $500.1 million, originated by CharterMac Mortgage Capital Corporation ("CMC"), an affiliate of our Advisor. Additionally, CharterMac subsidiaries may act as a broker on our behalf from time to time in origination transactions. CMC received approximately $2.0 million in loan origination fees related to these originations, all of which were paid by the borrowers.

In 2006, included in the origination activity above, we funded:

     o two first mortgage loans aggregating $39.7 million to properties developed by a company controlled by the chairman of CharterMac;
     o a first mortgage loan ($31.0 million) to a property of which a fund managed by a subsidiary of CharterMac is the 99.98% limited partner of the borrower; and
     o a first mortgage loan ($22.0 million) to a property that has a preferred equity interest in it made by CharterMac Urban Capital Fund I LLC, a fund managed by a subsidiary of CharterMac.

In the opinion of management, the terms of these transactions are consistent with those transactions with independent third parties (see also Note 2 for detailed terms of loans).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



During April 2006, we amended our loan agreement with CharterMac to increase our borrowing capacity to $50.0 million and extend the maturity date of the facility to June 2007 (see Note 12).

During September 2006, a subsidiary of CharterMac funded a first mortgage note in the amount of approximately $27.3 million as part of a refinancing of one of our loans (see Note 2).

During August 2006, we entered into a co-investment agreement with ARCap Real Estate Special Situations Mortgage Fund, L.L.C. ("ARESS"); a fund managed by a subsidiary of CharterMac, whereby we and ARESS will participate equally in investment opportunities that are originated by affiliates and which meet the investment criteria of both companies.

During March 2007, a $32.5 million mezzanine loan was funded to a special purpose entity controlled by the chairman of CharterMac, who also controls a separate special purpose entity that is guaranteeing the loan (see Note 23).

NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA


                                                                         (unaudited)
                                                                    2006 Quarter Ended
                                                    ----------------------------------------------------
(In thousands except per share amounts)

                                                    March 31  June 30  September 30 (1)  December 31 (2)
                                                    --------  -------  ----------------  ---------------
Total revenues                                       $7,416    $8,996      $10,213           $12,003
                                                     ======    ======      =======           =======

Net income (loss)                                    $2,169    $5,215      $ 1,234           $(5,931)
                                                     ======    ======      =======           =======

Net income (loss) from continuing operations per
  share (basic and diluted)                          $ 0.27    $ 0.60      $  0.14           $ (0.74)
                                                     ======    ======      =======           =======

Net income (loss) from discontinued operations per
  share (basic and diluted)                          $(0.01)   $ 0.03      $  0.01           $  0.04
                                                     ======    ======      =======           =======

Net income per share (basic and diluted)             $ 0.26    $ 0.63      $  0.15           $ (0.70)
                                                     ======    ======      =======           =======


                                                                    2005 Quarter Ended
                                                    --------------------------------------------------

                                                    March 31  June 30  September 30 (3)    December 31
                                                    --------  -------  ----------------    -----------
Total revenues                                      $ 6,183    $7,276      $12,766            $7,638
                                                    =======    ======      =======            ======

Net income                                          $ 2,827    $3,069      $ 7,312            $2,027
                                                    =======    ======      =======            ======

Net income from continuing operations per share
  (basic and diluted)                               $  0.30    $ 0.33      $  0.83            $ 0.32
                                                    =======    ======      =======            ======

Net income (loss) from discontinued operations per
  share (basic and diluted)                         $  0.04    $ 0.04      $  0.05            $(0.08)
                                                    =======    ======      =======            ======

Net income per share (basic and diluted)            $  0.34    $ 0.37      $  0.88            $ 0.24
                                                    =======    ======      =======            ======


     (1) Includes a gain resulting from the sale of our ARCap membership interests ($19.2 million), an expense related to changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting ($8.4 million), losses relating to the sale of 20 FNMA securities ($3.0 million) and impairment losses recorded on two notes receivable and one mezzanine loan ($2.4 million).
     (2) Includes impairment losses relating to three mezzanine loans ($12.9 million), and income recognized from increases in the fair value of certain interest rate swaps ($2.9 million).
     (3) Includes $5.6 million of fees relating to an early payoff of a debt security and a mezzanine loan.

NOTE 22 - COMMITMENTS AND CONTINGENCIES

a) Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company,  Cause No.  2003-59290 in the 133rd  Judicial  District Court of Harris

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



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

b) Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, which could have potentially resulted in an aggregate exposure of $7.5 million. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC, a subsidiary of CharterMac, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, CharterMac guaranteed CMC's obligations, and we agreed to indemnify both CMC and CharterMac for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at December 31, 2006, was $3.2 million, although we expect that we will not be called upon to fund these guarantees, and therefore, have not recorded a liability.

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

Future Funding Commitments
--------------------------

We are committed to additionally fund the following mezzanine loans at December 31, 2006:


                                                                          (dollars in thousands)
                                                                             MAXIMUM AMOUNT OF
                                                                                COMMITMENT
                                                                        --------------------------
                                                            NO. OF APT.                 LESS THAN
ISSUE DATE       PROJECT                LOCATION              UNITS          TOTAL        1 YEAR
--------------------------------------------------------------------------------------------------
  Apr-05         Atlantic Hearthstone   Hillsborough, NJ        198         $1,022       $1,022
                                                            --------------------------------------

TOTAL FUTURE FUNDING COMMITMENTS                                198         $1,022       $1,022
                                                            ======================================


NOTE 23 - SUBSEQUENT EVENTS

During March 2007, a $32.5 million mezzanine loan was funded to a special purpose entity controlled by the chairman of CharterMac. The guarantor on the loan is also a special purpose entity controlled by the chairman of CharterMac (see Note 20).

During March 2007, one of our non-independent trustees has retired.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.  CONTROLS AND PROCEDURES.

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

ITEM 9B.  OTHER INFORMATION.

None.

                                    PART III


ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended (the "Exchange Act").

ITEM 11.  EXECUTIVE COMPENSATION.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 13.  CERTAIN   RELATIONSHIPS  AND   RELATED   TRANSACTIONS,   AND  DIRECTOR
          INDEPENDENCE.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES.

          Incorporated by reference to the Company's definitive proxy statement to be filed pursuant to Regulation 14A under the Exchange Act.

                                     PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES.


                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
(a) 1.    Financial Statements

          Report of Independent Registered Public Accounting Firm                     35

          Consolidated Balance Sheets as of December 31, 2006 and 2005                36

          Consolidated  Statements  of Income for the years ended  December  31,
          2006, 2005 and 2004                                                         37

          Consolidated  Statements of  Shareholders'  Equity for the years ended
          December 31, 2006, 2005 and 2004                                            38

          Consolidated Statements of Cash Flows for the years ended December 31,
          2006, 2005 and 2004                                                         39

          Notes to Consolidated Financial Statements                                  41


(a) 2.    Financial Statement Schedules

          All schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.


                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
(a) 3.    Exhibits
          --------

3.1       Third Amended and Restated  Declaration  of Trust,  dated June 8, 2005
          (incorporated by reference to Appendix A to Proxy Statement filed with the Commission on April 28, 2005).

3.2 Amended and Restated Bylaws of American Mortgage Acceptance Company, a real estate investment trust (incorporated by reference to Exhibit to Appendix B to Proxy Statement filed with the Commission on April 28,
          2005).

3.3       Amendment  to the Amended  and  Restated  Bylaws of American  Mortgage
          Acceptance Company (incorporated by reference to Exhibit 10(a) to the Company's December 31, 2005 Annual Report on Form 10-K).

3.4       Amendment  No.  2 to the  Amended  and  Restated  Bylaws  of  American
          Mortgage   Acceptance   Company,   a  real  estate   investment  trust
          (incorporated  by reference to our Current Report on Form 8-K filed on
          November 6, 2006).

10(a)     Second  Amended and Restated  Advisory Service  Agreement  between the
          Company and CharterMac AMI Associates Inc. (incorporated by reference to Exhibit 10(a) to the Company's December 31, 2005 Annual Report on
          Form 10-K).

10(b)     Amendment  to  the  Second  Amended  and  Restated  Advisory  Services
          Agreement,  dated July 26,  2006,  by and  between  American  Mortgage
          Acceptance Company, a Massachusetts real estate investment trust and CharterMac AMI Associates, Inc., a Delaware corporation (incorporated by reference to our Current Report on Form 8-K filed on July 31,
          2006).

10(c) Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10(g) to the Company's December 31, 2005 Annual
          Report of Form 10-K).

10(d)     Amended  and  Restated  Incentive  Share  Option  Plan  of the Company
          (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2004).

10(e)     First  Amendment  to the Amended and Restated  Incentive  Share Option
          Plan of the Company, dated June 9, 2004 (incorporated by reference to Exhibit 10(e) to the Company's June 30, 2004 Amended Quarterly Report on Form 10-Q/A).

10(f)     Loan  Agreement between  CharterMac and American  Mortgage  Acceptance
          Company as of June 30,  2004  (incorporated  by  reference  to Exhibit
          10(d) to the Company's December 31, 2005 Annual Report on Form 10-K).

10(g)     Master  Repurchase  Agreement,  dated  March 29, 2006,  among AMAC CDO
          Funding I, as seller and Bank of America, N.A. together with Banc of America Securities LLC, as buyer (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2006).

10(h)     Amendment  No. 1 to Master Repurchase  Agreement,  dated September 14,
          2006,  by and among AMAC CDO Funding I, as seller and Bank of America,
          N.A.   together  with  Banc  of  America   Securities  LLC,  as  buyer
          (incorporated  by reference to our Current Report on Form 8-K filed on
          September 19, 2006).



                                                                                  Sequential
                                                                                     Page
                                                                                  ----------
10(i)     Custodial  Agreement,  dated  March  29,  2006,  by and among AMAC CDO
          Funding I, a Cayman Islands exempted company,  as seller,  and Bank of
          America, N.A., a national banking association organized under the laws of the United States  together with Banc of America  Securities LLC, a limited  liability  company  organized under the laws of Delaware,  as
          buyer  and   Lasalle   Bank   National   Association,   as   custodian
          (incorporated  by reference to our Current Report on Form 8-K filed on
          April 4, 2006).

10(j)     Guarantee,  dated  March 29,  2006,  by American  Mortgage  Acceptance
          Company, as guarantor,  in favor of Bank of America,  N.A. and Banc of
          America   Securities   LLC,  as  buyer   (incorporated   by  reference
          (incorporated  by reference to our Current Report on Form 8-K filed on
          April 4, 2006).

10(k)     First Amendment  to the Loan Agreement,  dated June 30, 2005,  between
          American Mortgage Acceptance Company, as borrower and CharterMac, as lender (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2006).

10(l)     Second  Amendment  to the Loan Agreement,  dated as of April 19, 2006,
          between  American  Mortgage   Acceptance   Company,  as  borrower  and
          CharterMac, as lender (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2006).

10(m)     Amended  and Restated  Credit Note,  dated April 19, 2006, in favor of
          CharterMac lender (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2006).

10(n)     Securities  Purchase  Agreement,  dated  August 15, 2006, by and among
          CharterMac,  Charter Mac  Corporation,  CM Arcap  Investors  LLC,  The
          Common Members listed on Schedule I thereto, The Preferred Members listed on Schedule I thereto, Arcap Investors, L.L.C., Arcap Reit,
          Inc. and AI Sellers Representative, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2006).

10(o)     Pledge  And Security Agreement,  dated September 14, 2006, by American
          Mortgage Acceptance Company, a Massachusetts business trust, as pledgor for the benefit of Bank of America, N.A., a national banking association and Banc of America Securities LLC, a limited liability company organized under the laws of Delaware, as buyer (incorporated by reference to our Current Report on Form 8-K filed on September 19,
          2006).

21        Subsidiaries of our Company*

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

          *  Filed herewith


                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the registrant and in the capacities and dates indicated.


                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 15, 2007                    By:  /s/ James L. Duggins
                                              --------------------
                                              James L. Duggins
                                              Chief Executive Officer
                                              (Principal Executive Officer)

Date:  March 15, 2007                    By:  /s/ Robert L. Levy
                                              ------------------
                                              Robert L. Levy
                                              Chief Financial Officer
                                              (Principal Financial Officer
                                               and Principal Accounting Officer)

                                POWER OF ATTORNEY

Each person whose signature appears below hereby  constitutes and appoints James
L. Duggins and Robert L. Levy, and each or either of them, his true and lawful attorney-in-fact with full power of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report, and to cause the same to be filed, with all exhibits thereto and other documents in connection therewith, with the
Securities Exchange Commission, hereby granting to said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing whatsoever requisite or desirable to be done in and about the premises, as fully to all intents and purposes as the undersigned might or could do in person, hereby ratifying and confirming all acts and things that said attorneys-in-fact and agents, or either of them, or their substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                   Title                      Date
----------------------       ----------------          ----------------


/s/ Jeff T. Blau
----------------
Jeff T. Blau                 Managing Trustee           March 15, 2007


/s/ James L. Duggins
--------------------
James L. Duggins             Managing Trustee           March 15, 2007


/s/ George P. Jahn
------------------
George P. Jahn               Managing Trustee           March 15, 2007


/s/ Harry Levine
----------------
Harry Levine                 Managing Trustee           March 15, 2007


/s/ Scott M. Mannes
-------------------
Scott M. Mannes              Managing Trustee           March 15, 2007


/s/ Stanley R. Perla
--------------------
Stanley R. Perla             Managing Trustee           March 15, 2007


/s/ Richard M. Rosan
--------------------
Richard M. Rosan             Managing Trustee           March 15, 2007


/s/ Marc D. Schnitzer
---------------------
Marc D. Schnitzer            Chairman                   March 15, 2007

                                                                      Exhibit 21



               Subsidiaries of the Company as of December 31, 2006
               ---------------------------------------------------

AMAC Credit Facility, LLC, a Delaware limited liability company

AMAC Capital Financing I, a Delaware statutory trust

AMAC CDO Funding I, a Cayman Islands exempt company

AMAC CDO Equity, LLC, a Delaware limited liability company

AMAC CDO I Advancing, LLC, a Delaware limited liability company

AMAC CRE Funding II, LTD, a Cayman Islands exempt company

                                                                      Exhibit 23



            CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


We consent to the incorporation by reference in Registration Statement No. 333-87440 of American Mortgage Acceptance Company and subsidiaries on Form S-3 and in Registration Statement No. 333-118572 of American Mortgage Acceptance Company and subsidiaries on Form S-8 of our reports dated March 15, 2007 relating to the consolidated financial statements of American Mortgage Acceptance Company and management's report on the effectiveness of internal control over financial reporting appearing in the Annual Report on Form 10-K of American Mortgage Acceptance Company and subsidiaries for the year ended December 31, 2006.



/s/ DELOITTE & TOUCHE LLP
New York, New York
March 15, 2007

                                                                    Exhibit 31.1

                                  CERTIFICATION

I, James L. Duggins, hereby certify that:

     1. I have reviewed this annual report on Form 10-K of American Mortgage Acceptance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  March 15, 2007                     By: /s/ James L. Duggins
                --------------                         --------------------
                                                       James L. Duggins
                                                       Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

I, Robert L. Levy, hereby certify that:

     1. I have reviewed this annual report on Form 10-K of American Mortgage Acceptance Company;

     2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

     3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

          a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principals;

          c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

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


         Date:  March 15, 2007                     By: /s/ Robert L. Levy
                --------------                         ------------------
                                                       Robert L. Levy
                                                       Chief Financial Officer

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Annual Report of American Mortgage Acceptance Company (the "Company") on Form 10-K for the year ending December 31, 2006, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James L. Duggins, Chief Executive Officer of the Company and I, Robert L. Levy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C.
Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


       (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and


       (2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


By:  /s/ James L. Duggins                            By: /s/ Robert L. Levy
     --------------------                                ------------------
     James L. Duggins                                    Robert L. Levy
     Chief Executive Officer                             Chief Financial Officer
     March 15, 2007                                      March 15, 2007


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.