Form 10-Q
period 2007-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2007-05-08
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


  X       QUARTERLY  REPORT  PURSUANT  TO SECTION 13 OR 15(d) OF THE  SECURITIES
-----     EXCHANGE ACT OF 1934


                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007


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

As of April 30, 2007, there were 8,402,049 outstanding common shares of the registrant's shares of beneficial interest, $0.10 par value.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q


                                                                                                PAGE
PART I
               Item 1.     Condensed Consolidated Financial Statements                            3
               Item 2.     Management's Discussion and Analysis of Financial Condition and
                            Results of Operations                                                17
               Item 3.     Quantitative and Qualitative Disclosures about Market Risk            24
               Item 4.     Controls and Procedures                                               25

PART II
               Item 1.     Legal Proceedings                                                     26
               Item 1A     Risk Factors                                                          26
               Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds           26
               Item 3.     Defaults Upon Senior Securities                                       26
               Item 4.     Submission of Matters to a Vote of Security Holders                   26
               Item 5.     Other Information                                                     26
               Item 6.     Exhibits                                                              26

SIGNATURES                                                                                       27


                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                     ASSETS


                                                                          March 31,   December 31,
                                                                            2007          2006
                                                                         -----------  ------------
                                                                         (Unaudited)
Cash and cash equivalents                                                 $  14,508    $   7,553
 Restricted cash                                                              2,116       14,951
 Investments
   Mortgage loans receivable, net                                           637,498      536,685
   Debt securities available for sale, at fair value                         80,955       82,582
   Notes receivable, net                                                      9,260        9,213
   Revenue bonds available for sale, at fair value                            5,012        4,967
   Investment in CDO securities, net                                         10,061           --
   Real estate owned                                                             --       48,692
Accounts receivable                                                           7,417        7,670
Deferred charges and other assets, net                                        8,261        8,671
                                                                          ---------    ---------

Total assets                                                              $ 775,088    $ 720,984
                                                                          =========    =========

                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  CDO notes payable                                                       $ 362,000    $ 362,000
  Repurchase facilities                                                     268,389      163,576
  Mortgages payable on real estate owned                                         --       39,944
  Preferred shares of subsidiary (subject to mandatory repurchase)           25,000       25,000
  Line of credit - related party                                             10,190       15,000
  Note payable - related party                                                4,968           --
  Accounts payable and accrued expenses                                      14,445       13,666
  Due to Advisor and affiliates                                               1,494        1,670
  Dividends payable                                                           1,890       15,120
                                                                          ---------    ---------

Total liabilities                                                           688,376      635,976
                                                                          ---------    ---------

Commitments and contingencies

Shareholders' equity:
  Shares of beneficial interest; $0.10 par value; 25,000 shares authorized; 8,817 issued and 8,402 outstanding in 2007 and
   8,815 issued and 8,400 outstanding in 2006                                   881          881
  Treasury shares of beneficial interest at par; 415 shares in
   2007 and 2006                                                                (42)         (42)
  Additional paid-in capital                                                128,009      127,971
  Accumulated deficit                                                       (36,901)     (40,174)
  Accumulated other comprehensive loss                                       (5,235)      (3,628)
                                                                          ---------    ---------

Total shareholders' equity                                                   86,712       85,008
                                                                          ---------    ---------

Total liabilities and shareholders' equity                                $ 775,088    $ 720,984
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)


                                                                               Three Months Ended
                                                                                    March 31,
                                                                              --------------------
                                                                                2007        2006
                                                                              --------    --------
Revenues:
  Interest income:
   Mortgage loans                                                             $ 10,216    $  1,989
   Debt securities                                                               1,227       3,219
   Notes receivable                                                                 --         233
   Revenue bonds                                                                   106         142
   Temporary investments                                                           170          83
   CDO securities                                                                    7          --
  Participation income                                                             699          --
  Other revenues                                                                    76           5
                                                                              --------    --------
   Total revenues                                                               12,501       5,671
                                                                              --------    --------

Expenses:
  Interest                                                                       8,495       2,216
  Interest - distributions to preferred shareholders of subsidiary (subject
   to mandatory repurchase)                                                        569         517
  General and administrative                                                       734         487
  Fees to Advisor                                                                  839         827
  Amortization and other                                                           200          15
                                                                              --------    --------
   Total expenses                                                               10,837       4,062
                                                                              --------    --------

Other (loss) income:
  Change in fair value of derivative instruments                                   (31)         --
  Equity in earnings of ARCap                                                       --         679
                                                                              --------    --------

   Total other (loss) income                                                       (31)        679
                                                                              --------    --------

   Income from continuing operations                                             1,633       2,288

   Income (loss) from discontinued operations, including gain on sale            3,531        (119)
                                                                              --------    --------

   Net income                                                                 $  5,164    $  2,169
                                                                              ========    ========

Per share amounts (basic and diluted):

   Net income from continuing operations                                      $   0.19    $   0.27

   Net income (loss) from discontinued operations                                 0.42       (0.01)
                                                                              --------    --------

   Net income                                                                 $   0.61    $   0.26
                                                                              ========    ========

  Dividends per share                                                         $  0.225    $  0.400
                                                                              ========    ========

  Weighted average shares outstanding
   Basic                                                                         8,402       8,304
                                                                              ========    ========
   Diluted                                                                       8,402       8,307
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                   ----------------------
                                                                                      2007         2006
                                                                                   ---------    ---------
Cash flows from operating activities:
   Net income                                                                      $   5,164    $   2,169

   Adjustments  to  reconcile  net  income  to net cash  provided  by  operating activities:
       Depreciation expense                                                              336          450
       Equity in earnings of ARCap                                                        --         (679)
       Distributions received from ARCap                                                  --        1,037
       Gain on sale of real state owned                                               (3,611)          --
       Change in fair value of derivative instruments                                     31           --
       Amortization and accretion                                                        111            8
       Other non-cash income                                                            (263)         (85)
       Changes in operating assets and liabilities:
         Accounts receivable                                                             253          435
         Other assets                                                                     (3)         307
         Due to Advisor and affiliates                                                  (176)      (1,917)
         Accounts payable and accrued expenses                                          (213)         (71)
                                                                                   ---------    ---------

Net cash provided by operating activities                                              1,629        1,654
                                                                                   ---------    ---------

Cash flows from investing activities:
   Funding and purchase of mortgage loans                                           (102,335)      (1,263)
   Principal repayments of mortgage loans                                              1,846           --
   Investment in CDO securities                                                      (10,061)          --
   Principal repayments or sale of debt securities                                     1,360        1,458
   Decrease in restricted cash                                                        12,835           --
   Proceeds from sale of real estate owned                                            11,987           --
   Principal repayment on real estate owned                                               35           --
   Funding of notes receivable                                                           (47)          --
   Principal repayment of revenue bonds                                                   52           38
                                                                                   ---------    ---------

Net cash (used in) provided by investing activities                                  (84,328)         233
                                                                                   ---------    ---------


                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)


                                                           Three Months Ended
                                                                March 31,
                                                         ----------------------
                                                            2007         2006
                                                         ---------    ---------
Cash flows from financing activities:
   Proceeds from repurchase facilities                     107,134        3,830
   Repayments of repurchase facilities                      (2,321)      (7,281)
   Proceeds from line of credit - related party             71,240           --
   Repayments of line of credit - related party            (76,050)          --
   Proceeds from note payable - related party                4,968           --
   Repayments of warehouse facility                             --       (4,070)
   Deferred financing costs                                   (197)      (1,580)
   Dividends paid to shareholders                          (15,120)      (3,322)
                                                         ---------    ---------

Net cash provided by (used in) financing activities         89,654      (12,423)
                                                         ---------    ---------

Net increase (decrease) in cash and cash equivalents         6,955      (10,536)

Cash and cash equivalents at the beginning of the year       7,553       11,214
                                                         ---------    ---------

Cash and cash equivalents at the end of the period       $  14,508    $     678
                                                         =========    =========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC", "we", "us", "our", and "our Company". We are externally managed by Centerline/AMAC Manager Inc. (the "Advisor"), formerly known as CharterMac AMI Associates, Inc., which acts as our Advisor and is an indirect subsidiary of Centerline Holding Company ("Centerline"), formerly known as CharterMac. We operate in one business segment.

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2007, and the results of our operations and our cash flows for the period then ended. However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") have been condensed or omitted. It is suggested that these financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our annual report on Form 10-K for the year ended December 31, 2006.

Our annual report on Form 10-K for the year ended December 31, 2006, contains a summary of our significant accounting policies. There have been no material changes to these items since December 31, 2006.

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

We have reclassified certain prior year amounts to conform to the current year presentation, in particular the reclassification of operating results for our real estate owned portfolio to discontinued operations (see Notes 4 and 12).

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS, which established a framework for calculating the fair value of assets and liabilities as required by numerous other accounting pronouncements and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this statement will have on our consolidated financial statements.

In January 2007, the FASB issued Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The effective date for this statement is the beginning of our 2008 fiscal year. We are currently assessing the impact, if any, that the adoption would have on our consolidated financial statements should we elect to adopt it. If we were to do so, we would not apply its provisions until Statement No. 157 (described above) is adopted.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



NOTE 2 - MORTGAGE LOANS AND NOTES RECEIVABLE

We partially or fully funded 12 first mortgage, bridge and mezzanine loans and subordinated notes, totaling approximately $103.2 million during the first quarter of 2007, including one to a related party (see Note 13). The loans bear interest at a weighted average interest rate of 7.83%.

During February 2007, one of our mortgage loans was repaid, resulting in a one time payment received, pursuant to a participating arrangement, of approximately $699,000. These fees are recorded as participation income in our condensed consolidated statements of income.

At March 31, 2007, approximately $611.1 million of our first mortgage, bridge and mezzanine loans and subordinated notes were pledged as collateral for our collateralized debt obligation ("CDO") notes payable or a repurchase facility.

NOTE 3 - INVESTMENTS IN DEBT SECURITIES - AVAILABLE FOR SALE

Information regarding our investments in debt securities is as follows:


(In thousands)
                                                   March 31,    December 31,
                                                     2007           2006
                                                  ----------    -----------
Amortized cost                                     $ 82,107      $ 83,496

Unrealized gains                                        314           359
Unrealized losses                                    (1,466)       (1,273)
                                                   --------      --------
Net unrealized loss                                  (1,152)         (914)
                                                   --------      --------

Fair value                                         $ 80,955      $ 82,582
                                                   ========      ========


The fair value and gross unrealized losses of our debt securities aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position at March 31, 2007, and December 31, 2006, is summarized in the table below:


(dollars in thousands)
                                  March 31, 2007                    December 31, 2006
                        ---------------------------------   ---------------------------------
                        Less than   12 Months               Less than   12 Months
                        12 Months    or More      Total     12 Months    or More      Total
                        ---------   ---------   ---------   ---------   ---------   ---------
Number of securities           2          11          13           3           9          12
Fair value               $26,996     $45,975     $72,971     $35,799     $37,579     $73,378
Gross unrealized
loss                     $ 1,074     $   392     $ 1,466     $   246     $ 1,027     $ 1,273


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

At March 31, 2007, all of our debt securities were pledged as collateral under our debt securities repurchase facilities.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



NOTE 4 - REAL ESTATE OWNED

During March 2007, we sold our economic interest in the Concord properties to an affiliated party (see Note 12), resulting in proceeds of approximately $12.0 million and a gain of approximately $3.6 million. As a result of the sale, we have reclassified property operations for the current period and all comparable prior periods as discontinued operations (see Note 12).

NOTE 5 - INVESTMENT IN CDO SECURITIES

During March 2007, we purchased a $10.1 million investment in CDO securities issued by Nomura CRE CDO 2007-2, LTD ("Nomura"). The securities, which bear interest at a weighted average interest rate of 9.00% and mature in May 2042, represented 9.9% of the total investment made by Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS"), a fund managed by an affiliate of our Advisor. We could not initially take possession of the securities and they were temporarily held in the name of CRESS as nominee for us, pending permanent financing. In April 2007, we arranged the permanent financing and took full title to the securities. See also Notes 7 and 15.

NOTE 6 - REPURCHASE FACILITIES

Our repurchase facilities consisted of financing collateralized by:


                                                   March 31,        December 31,
                                                     2007              2006
                                                   --------         -----------
Debt securities                                    $ 78,148          $ 79,427
Other (1)                                           190,241            84,149
                                                   --------          --------

Total                                              $268,389          $163,576
                                                   ========          ========


(1) This facility includes mortgage loan, bridge note, mezzanine loan and subordinated B-note assets pledged as collateral.

As of March 31, 2007, the debt securities repurchase facilities (with RBC Capital Markets and UBS Financial Services) had a weighted average interest rate of 5.37% as compared to 5.41% at December 31, 2006. These borrowings are subject to 30-day settlement terms. Our other repurchase facility with Citigroup had a weighted average interest rate of 6.12% at March 31, 2007, as compared to 6.13% at December 31, 2006. This repurchase facility expires upon the completion of a second planned CDO securitization, or twelve months after the inception of the facility, whichever comes first.

NOTE 7 - LINE OF CREDIT AND NOTE PAYABLE - RELATED PARTIES


                                                      March 31,     December 31,
                                                        2007           2006
                                                     -----------    -----------
Line of credit - Centerline                            $10,190        $15,000
Note payable to CRESS                                    4,968             --
                                                       -------        -------

Total                                                  $15,158        $15,000
                                                       =======        =======


In addition to our existing line of credit with Centerline, we temporarily borrowed approximately $5.0 million from CRESS, in March 2007 in connection with our investment in CDO securities (see Note 5). The borrowings had a weighted average interest rate of 5.92%. Subsequent to March 31, 2007, we entered into

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



repurchase agreements with Bear Stearns and Wachovia to lever our investment in the CDO securities and repaid our liability to CRESS from the proceeds received, terminating the note (see Note 15).

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:


(In thousands)                                        March 31,    December 31,
                                                        2007          2006
                                                     -----------   -----------
Interest rate derivatives (see Note 9)                 $ 9,667       $ 8,673
Refundable deposits (1)                                    545         1,161
Accrued interest payable                                 3,131         3,078
Other                                                    1,102           754
                                                       -------       -------

                                                       $14,445       $13,666
                                                       =======       =======


(1) Includes refundable deposits collected during the due diligence period of a loan transaction which are payable to other parties.

NOTE 9 - DERIVATIVE INSTRUMENTS

CASH FLOW HEDGES OF DEBT

Our borrowings under repurchase facilities, CDO notes payable, related party line of credit and our manditorily redeemable preferred shares incur interest at variable rates, exposing us to interest rate risk. We have established a policy for risk management outlining our objectives and strategies for use of derivative instruments to potentially mitigate such risks.

Effective March 30, 2007, we entered into a three-year interest rate swap to reduce our exposure to possible increases in the variable interest rate on our preferred shares of a subsidiary (subject to mandatory repurchase). Under the swap agreement, we are required to pay Bear Stearns a fixed rate of 4.97% on a notional amount of $25.0 million and will receive a floating rate equivalent to 3-month LIBOR.

As of March 31, 2007, including the above mentioned swap, we had 38 interest rate swaps with an aggregate notional amount of $563.5 million, which will expire on dates ranging from March 2008 through March 2017 and are designated as cash flow hedges, with the hedged item being the interest payments on our variable-rate repurchase facilities, CDO notes payable, and mandatory redeemable preferred shares. These swaps are recorded at fair value, with changes in fair value recorded in comprehensive income to the extent the hedges are effective in achieving offsetting cash flows. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

We assess both at inception and on an ongoing basis, whether the swaps are effective in offsetting changes in the variable cash flows of the hedged item. We measure ineffectiveness of our cash flow hedges on a quarterly basis and record any ineffectiveness in interest expense on the condensed consolidated statements of income. With the exception of one, all of our swaps have been effective, and we expect they will continue to be effective in the future. We have recorded ineffectiveness of approximately $59,000 related to that swap. This swap includes an embedded financing component, which has caused and will continue to cause some ineffectiveness, within the limits allowed by SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to maintain hedge accounting.

We estimate that approximately $28,000 of the net unrealized losses included in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



FREE-STANDING DERIVATIVES RELATED TO INVESTMENTS

We have three interest rate swaps with an aggregate notional amount of approximately $20.2 million, which expire on dates ranging from February 2017 through July 2017, that are hedging changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps and, therefore, the changes in their fair values are included in other income in the condensed consolidated statements of income.

We are required to maintain a minimum balance of collateral with Bank of America in connection with these interest rate swaps. From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral with Bank of America. These payments are held as deposits with Bank of America and will be used to settle the swap at termination date if market rates fall below the fixed rates on the swaps. At March 31, 2007, we had approximately $90,000 of deposits held by Bank of America.

FINANCIAL STATEMENT IMPACT

Interest rate swaps for which we were in a net settlement liability position are recorded in accounts payable and accrued expenses (see Note 8) and those for which we are in a net settlement asset position are recorded in deferred charges and other assets. The amounts recorded were as follows:


(In thousands)                                        March 31,     December 31,
                                                        2007            2006
                                                     ----------     ------------
Net asset position                                     $  732          $1,143
Net liability position                                 $9,667          $8,673


Net income included the following related to our free-standing derivatives and interest rate hedges:


                                                   Three Months Ended March 31,
                                                   ---------------------------
(In thousands)                                         2007           2006
                                                    ----------     ----------
Interest income                                       $(255)         $ (75)
Interest expense                                       --                5
Other income                                             31           (144)
                                                      -----          -----

Net                                                   $ 224          $(214)
                                                      =====          =====


NOTE 10 - COMPREHENSIVE INCOME

Comprehensive income for the three months ended March 31, 2007 and 2006, was as follows:


(In thousands)                                                    Three Months Ended
                                                                       March 31,
                                                                 ---------------------
                                                                   2007         2006
                                                                 --------     --------
Net income                                                       $ 5,164      $ 2,169
Net unrealized (loss) gain on derivative instruments              (1,465)         147
Net unrealized holding loss on investments                          (142)      (1,586)
Reclassification adjustment for realized gain on investments          --         (166)
                                                                 -------      -------
Comprehensive income                                             $ 3,557      $   564
                                                                 =======      =======


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



NOTE 11 - EARNINGS PER SHARE

Diluted net income from continuing operations per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.


(In thousands, except per share amounts)

Three Months Ended March 31, 2007:                   Income     Shares   Per Share
                                                     ------     ------   ---------
   Basic EPS (from continuing operations)            $1,633      8,402     $ 0.19
   Effect of dilutive securities                         --         --         --
                                                     ------     ------     ------
   Diluted EPS (from continuing operations)          $1,633      8,402     $ 0.19
                                                     ======     ======     ======

Three Months Ended March 31, 2006:

   Basic EPS (from continuing operations)            $2,288      8,304     $ 0.27
   Effect of dilutive securities                         --          3         --
                                                     ------     ------     ------
   Diluted EPS (from continuing operations)          $2,288      8,307     $ 0.27
                                                     ======     ======     ======


NOTE 12 - DISCONTINUED OPERATIONS

Income (loss) from discontinued operations included the following related to the Concord portfolio (which we sold from our real estate owned portfolio in March
2007) and the Reserve at Autumn Creek (which we sold from our Real Estate Owned portfolio in 2006):


                                                Three Months Ended March 31,
                                                ---------------------------
                                                    2007            2006
                                                  --------        --------
Revenues                                          $ 1,815         $ 2,393
                                                  =======         =======
Gain on sale of real estate owned                 $ 3,611         $    --
                                                  =======         =======
Net income (loss)                                 $ 3,531         $  (119)
                                                  =======         =======


NOTE 13 - RELATED PARTY TRANSACTIONS

Fees to Advisor
---------------

Under our amended Advisory Services Agreement with our Advisor (the "Advisory Agreement"), which was amended in March 2007, we pay certain fees, in addition to reimbursements of certain administrative and other costs that our Advisor incurs on our behalf for its ongoing management and operations of our Company:

Fees/Compensation                  Annual Amount
-----------------                  -------------

I.  Asset management fees          Our Advisor  receives an asset management fee
                                   equal to 1.75% per year for the first $300.0 million of our adjusted equity balance (as defined in the Advisory Agreement) and 1.50% per year of our adjusted equity balance in excess of $300.0 million.

II. Loan origination fees          Our Advisor is  entitled   to  receive,  with
                                   respect to each investment originated  by us,
                                   the  origination   points,  if  any,  paid by
                                   borrowers. In connection with the acquisition of investments for us, our Advisor may also act as an advisor to third parties which participate with us in such investments and

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



                                   may receive origination points, if any, from such third parties or their borrowers. In the event our Advisor is not entitled to an origination fee from a borrower for a loan the Advisor originated for investment by us, we will pay an origination fee or a referral fee consistent with industry practice, amount and terms.

III.  Annual incentive management  Our Advisor is entitled to receive  incentive fees compensation for each fiscal year in an amount equal to the product of:

                                   (A) 25% of the dollar amount by which

                                       (1) Adjusted   Funds   from    Operations
                                           ("AFFO")  before    this    incentive
                                           management fee  per share  (based  on
                                           the weighted average number of shares
                                           outstanding),   excluding    non-cash
                                           gains or losses due to the  recording
                                           of fair value hedges

                                       exceed


                                       (2) the weighted  average per share value
                                           of (x)  $20  and (y)  the  prices per
                                           share of any secondary offerings   by
                                           the Company multiplied by the greater
                                           of:

                                           (a) 9.00%; and

                                           (b) the Ten-Year  U.S. Treasury Rate
                                               plus 2% per annum

                                   multiplied by

                                   (B) the  weighted  average  number  of shares
                                       outstanding during such year.

                                   AFFO means net income (computed in accordance with GAAP) including realized gains (or losses) from debt restructuring and sales of non-real estate assets, plus depreciation and amortization on real property, and after adjustments for unconsolidated partnerships and joint ventures.

                                   A minimum of 10% and a maximum of 50% of the annual incentive management fee is to be paid in common shares, at the discretion of our Board of Trustees.

IV.   Shared services expenses     Our Advisor  is  reimbursed by us for (i) the
                                   actual  costs  to   the  Advisor  of   goods,
                                   materials  and  services  used  for and by us
                                   obtained from unaffiliated parties,  (ii) the
                                   costs  of  certain  personnel employed by the
                                   Advisor  and   directly   involved   in   the
                                   organization  and business of our Company and
                                   for   legal,   accounting,   transfer  agent,
                                   reinvestment     and     redemption      plan
                                   administration,  data processing, duplication
                                   and    investor    communications    services
                                   performed by employees or officers of the Advisor.

Prior to the March 2007 amendment to the Advisory Agreement, the following fees were paid to the Advisor differently than they are currently paid.

     o ASSET MANAGEMENT FEES - We paid asset management fees equal to 1.75% of our total equity balance, adjusted by certain costs and one-time events.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



     o INCENTIVE MANAGEMENT FEES - We paid incentive management fees based on a calculation that used an AFFO and specified yield - based threshold payment of this fee was made in cash only.

Other fees as described above are consistent with the Advisory Agreement prior to the March 2007 amendment.

Other Related Party Transactions
--------------------------------

We pay our Advisor a fee for servicing and special servicing our mortgage loans and other investments equal to the Advisor's actual costs of performing such services but not less tahn 0.08% per year of the pricinpal balance of the related mortgage loan or other investment.

During 2006, we entered into a co-investment agreement with CRESS, whereby we and CRESS will participate in investment opportunities that are originated by affiliates and which meet the investment criteria of both companies. A portion of our 2007 investments were made pursuant to this agreement and we will continue to pursue investment opportunities with CRESS throughout 2007.

During 2007, we partially or fully funded 12 first mortgage, bridge and mezzanine loans and subordinated notes, with carrying amounts totaling approximately $103.2 million (see Note 2), originated by Centerline Mortgage Capital Inc. ("CMC"), formerly known as CharterMac Mortgage Capital Corporation, an affiliate of our Advisor. CMC received approximately $588,000 in loan origination fees related to these originations, all of which were paid by the borrowers.

During 2007, we funded two mezzanine loans aggregating $50.7 million (including one funded subsequent to March 31 - see Note 15) to properties developed by a company partly owned by the chairman of Centerline. Those transactions were approved by our Board of Trustees and, in the opinion of management the terms of these mezzanine transactions were consistent with those transactions with independent third parties.

During March 2007, we sold our economic interest in the Concord properties to CRESS (see Note 4 and 12).

During March 2007, we purchased an investment in CDO securities issued by Nomura which was temporarily held in the name of CRESS as nominee for us, pending permanent financing. As a result, a portion of the purchase price remained payable to CRESS as of March 31, 2007 (see Notes 7 and 15).

The following summarizes all costs paid or payable to our Advisor or its affiliates:


 thousands)                                                Three Months Ended
                                                                March 31,
                                                           ------------------
                                                             2007      2006
                                                           --------  --------
Fee to Advisor:
  Shared services expenses                                   $455      $202
  Asset management fees                                       384       431
  Incentive management fee                                     --       194 (1)
                                                             ----      ----

Total fees to Advisor                                        $839      $827
                                                             ====      ====

Other Fees:
  Servicing fees                                              129        --
  Interest paid on related party line of credit (2)            97        --
                                                             ----      ----

Total other fees                                             $226      $ --
                                                             ====      ====


              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



(1) Accrual was based on the proportion of actual earnings as compared to our estimates of full-year results at March 31, 2006. Later in 2006, when it was determined that certain financial thresholds would not be achieved, the accrual was reversed and no incentive fees were paid.
(2)  Represents interest on the line of credit with Centerline (see Note 7).


NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a)  Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, which could have potentially resulted in an aggregate exposure of $7.5 million. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC, a subsidiary of Centerline, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, Centerline guaranteed CMC's obligations, and we agreed to indemnify both CMC and Centerline for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at March 31, 2007, was $3.1 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

For these guarantees, we monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

(b)  Future Funding Commitments

We are committed to additionally fund the following first mortgage and mezzanine loans at March 31, 2007:


                                                                                    (In thousands)
                                                                             MAXIMUM AMOUNT OF COMMITMENT
                                                                        ---------------------------------------
                                                            NO. OF APT.               LESS THAN 1
ISSUE DATE   PROJECT                 LOCATION                 UNITS        TOTAL         YEAR      1-3 YEARS
---------------------------------------------------------------------------------------------------------------
Apr-05       Atlantic Hearthstone    Hillsborough, NJ           198      $     733    $     733          --
Feb-05       Aberdeen Apartments     Houston, TX                656          1,276        1,276          --
                                                           ----------------------------------------------------

TOTAL FUTURE FUNDING COMMITMENTS                                854      $   2,009    $   2,009    $     --
                                                           ====================================================


NOTE 15 - SUBSEQUENT EVENTS

In April 2007, we received approximately $337,000 of proceeds from the release of an escrow that was held back from the proceeds of our 2006 sale of ARCap. The entire amount will be recognized as income during the second quarter of 2007.

During April 2007, we took possession of the Nomura CDO securities and repaid our liability to CRESS (see Notes 5 and 6). We obtained third party financing on the investment from Bear Stearns and Wachovia.

During April 2007, we partially funded an $18.2 million mezzanine loan to an affiliate partly owned by the chairman of Centerline (see Note 13).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2007
                                   (Unaudited)



During April 2007, we purchased an $84.0 million participation interest in a mezzanine loan. We obtained $67.2 million of financing for this investment through the use of a master repurchase agreement with Bear Stearns.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in our annual report on Form 10-K for the year ended December 31, 2006, include the following:

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

     o Risks associated with the failure to qualify as a Real Estate Investment Trust ("REIT"); and

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

Factors Affecting Comparability
-------------------------------

During 2007, we sold our economic interest in the Concord properties, resulting in a gain of approximately $3.6 million. This amount is recorded in discontinued operations along with rental income, property operations, mortgage interest and depreciation for the period up to the sale. Property operations from prior comparable periods have been reclassified to conform to current period presentation.

Investment Activity
-------------------

During the three months ended March 31, 2007, we partially or fully funded the following investments, not reflecting any discounts or premiums:


(In thousands)                                                        Weighted
                                                                      Average
                                                                      Interest
                                                       Amount           Rate
                                                      --------        --------
Mortgage loans:
  First mortgage loans                                $ 34,700           5.72%
  Bridge loans                                          19,660           6.51
  Mezzanine loans                                       45,693          10.06
  Subordinated B-notes                                   3,110           6.98
CDO securities                                          10,084           9.00
                                                      --------        -------
Total                                                 $113,247           7.90%
                                                      ========        =======


During the three months ended March 31, 2006, we had no origination activity.

Results of Operations
---------------------

The following is a summary of our operations for the three months ended March 31, 2007 and 2006:


(In thousands)

                                              Three Months Ended March 31,
                                          ------------------------------------
                                            2007          2006         Change
                                          --------      --------      --------
Total revenues                            $ 12,501      $  5,671        120.4%
Total expenses                              10,837         4,062        166.8
Total other (loss) income                      (31)          679       (104.6)
Income (loss) from discontinued
 operations, including gain on sale          3,531          (119)         N/A
                                          --------      --------      -------
Net income                                $  5,164      $  2,169        138.1%
                                          ========      ========      =======


The growth in our annual revenues during the three month period ended March 31, 2007, as compared to the same period in 2006, resulted primarily from increases in investment volume, as well as participation income received in connection with a paydown of one of our mortgage loans.

Expenses also increased for these periods due to:

     o financing costs (particularly due to higher debt balances and steady increases in interest rates);
     o amortization costs due to a higher balance of deferred costs resulting from our 2006 CDO securitization; and
     o general and administrative costs (particularly legal costs due to higher amount of specially serviced assets in our portfolio, CDO administrative costs as a result of our 2006 CDO securitization and loan servicing costs which we no longer pay through quarterly expense reimbursement to our Advisor).

Other income (loss) decreased during 2007 primarily as a result of the sale of ARCap during 2006 and the resulting absence of equity income. The balance in 2007 relates entirely to the change in the fair value of free-standing derivatives.

Income from discontinued operations includes operations from real estate owned that was sold during 2007 and 2006. The increase in 2007 is due to the recognition of a gain on sale of a portfolio of properties.

REVENUES


                                 Three Months Ended
                               ----------------------
(In thousands)                                                        % of        % of
                                                        % Change      2007        2006
                                March 31,   March 31,  from Prior     Total       Total
                                  2007        2006       Period     Revenues    Revenues
                               ----------  ----------  ----------   --------    --------
Interest income:
   Mortgage loans               $10,216     $ 1,989       413.6 %    81.72 %      35.1 %
   Debt securities                1,227       3,219       (61.9)      9.82        56.8
   Notes receivable                  --         233      (100.0)      0.00         4.1
   Revenue bonds                    106         142       (25.4)      0.85         2.5
   Temporary investments            170          83       104.8       1.36         1.5
   CDO securities                     7          --       100.0       0.06          --
Participation income                699          --       100.0       5.59          --
Other revenues                       76           5         N/A       0.61         0.1
                                -------     -------     -------    -------     -------

  Total revenues                $12,501     $ 5,671       120.4 %   100.00 %     100.0 %
                                =======     =======     =======    =======     =======


At March 31, we had the following investments (exclusive of Real Estate Owned and temporary investments):


(In thousands)
                                    2007                                 2006
                     ----------------------------------    ---------------------------------
                                               Weighted                            Weighted
                                               Average                             Average
                     Carrying        % of      Interest    Carrying      % of      Interest
                      Amount         Total       Rate       Amount       Total       Rate
                     -----------------------------------------------------------------------
Mortgage loans       $637,498          85.8%      7.25%    $ 53,297        18.2%      14.98%
Debt securities        80,955          10.9       6.49      219,639        74.9        6.23
Notes receivable        9,260           1.2       9.78       13,725         4.7       10.26
Revenue bonds           5,012           0.7       8.70        6,581         2.2        8.68
CDO securities         10,061           1.4       9.00           --          --          --
                     --------      --------    -------     --------    --------    --------
                     $742,785         100.0%      7.23%    $293,242       100.0%       8.18%
                     ========      ========    =======     ========    ========    =======


Interest income from mortgage loans increased significantly for the 2007 periods as compared to 2006, primarily due to the funding of 70 first mortgage loans, bridge notes, mezzanine loans, and subordinated notes throughout 2006 and 2007 and the partial funding of several existing mezzanine loans during 2006. The decrease in the weighted average interest rates on mortgage loans as of March 31, 2007, as compared to March 31, 2006, was primarily due to the funding of a greater amount of higher credit quality loans, as opposed to riskier, higher rate loans as we had done in the past.

Interest income from debt securities decreased for the three months ended March 31, 2007, primarily due to the sale of 20 FNMA certificates in November 2006, as well as the payoff of three GNMA certificates during 2006. The increase in the weighted average interest rate on debt securities during 2007 is due to the lower yields of the FNMA certificates sold relative to the yields of those retained.

Interest income from notes receivable decreased in 2007 as compared to 2006, primarily due to the payoff of several notes, as well as three loans which defaulted in August 2006, for which we do not currently accrue interest.

Interest income from revenue bonds for the three months ended March 31, 2007, was lower than the comparable prior year period, primarily due to the payoff of two revenue bonds during 2006.

Interest income from temporary investments increased for the 2007 period, as compared to 2006, primarily due to the investment of excess cash on hand resulting from the payoff of several mortgage loans and debt securities, as well as the funds received from the sale of ARCap in August 2006 and interest earned on restricted cash balances held with custodians.

Participation income represents a one time payment received pursuant to a participating arrangement for a mortgage loan that was repaid in 2007. There was no such income received during 2006.

Other revenues increased for the three months ended March 31, 2007, primarily due to the recognition of unamortized loan origination fees resulting from the payoff of one of our mortgage loans. There were no comparable fees in 2006.

EXPENSES


(In thousands)                  Three Months Ended
                               --------------------
                                                       % Change   % of 2007  % of 2006
                               March 31,   March 31,  from Prior    Total      Total
                                 2007        2006       Period     Revenues   Revenues
                               --------    --------   ----------  ---------- ---------
Interest                        $ 8,495     $ 2,216       283.3 %     68.0 %     39.1 %
Interest-preferred shares           569         517        10.1        4.6        9.1
General and administrative          734         487        50.7        5.9        8.6
Fees to Advisor                     839         827         1.5        6.7       14.6
Amortization and other              200          15         N/A        1.6        0.3
                                -------     -------     -------     ------     ------

Total expenses                  $10,837     $ 4,062       166.8 %     86.7 %     71.6 %
                                =======     =======     =======     ======     ======


Interest expense increased for the three months ended March 31, 2007, as compared to 2006, primarily due to the increased borrowings made through 2007 and 2006 to fund origination activity and the increase in market interest rates during 2006 and 2007. Excluding mortgages on real estate owned (in the 2006 period), we had total debt as follows:


                                                        Three Months Ended
                                                             March 31,
                                                   ----------------------------
(dollars in thousands)                                 2007             2006
                                                   -----------      -----------
Total outstanding                                  $   670,547      $   230,650
Weighted average interest rate
  (including effect of interest rate swaps)               5.35%            5.04%
Notional amount of interest rate swaps             $   583,692      $    35,000
Weighted average rate of interest rate swaps              5.17%            3.69%


In accordance with FASB Statement No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, we classify distributions made on preferred shares of our wholly owned subsidiary as interest expense. Distributions to preferred shareholders increased for the three months ended March 31, 2007, as compared to 2006 due to the increase in interest rates during 2007 and 2006, as the distributions are at a variable rate, based on LIBOR.

General and administrative expenses increased for the three months ended March 31, 2007, as compared to 2006, due to increased legal fees due to an increase in the amount of watched assets as our portfolio has grown, recurring CDO administrative costs incurred during the 2007 period as a result of our 2006 CDO securitization and increased servicing costs. During 2006, our servicing costs were paid through quarterly expense reimbursements made to our Advisor. These increases were partially offset by decreased stock option costs (all of which were fully amortized in April 2006) and excise tax accrual (as no excise taxes are anticipated for 2007).

Fees to Advisor increased for the 2007 periods, as compared to 2006, due to higher shared services costs because of expansion of our business, offset by the absence of an accrual of incentive management fees in the 2007 period, as we do not anticipate current year earnings to reach incentive fee payment hurdles.

Amortization and other costs increased for the 2007 period, as compared to the same period in 2006, due to higher deferred financing costs as a result of our 2006 CDO securitization.

OTHER INCOME

Other income decreased for the three months ended March 31, 2007, as compared to 2006, primarily due to the sale of an equity investment in 2006, which had earned equity income in the 2006 period.

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

The following table reconciles net income to FFO for the three months ended March 31, 2007 and 2006:


(In thousands)

                                                         Three Months Ended
                                                              March 31,
                                                       ------------------------
                                                         2007            2006
                                                       --------        --------
Net income                                             $  5,164        $  2,169

Add back: Depreciation of real property (1)                 336             450
Less: Gain on sale of real property (1)                  (3,611)             --
                                                       --------        --------

FFO                                                    $  1,889        $  2,619
                                                       ========        ========

Cash flows from:
  Operating activities                                 $  1,629        $  1,654
                                                       ========        ========
  Investing activities                                 $(84,328)       $    233
                                                       ========        ========
  Financing activities                                 $ 89,654        $(12,423)
                                                       ========        ========

Weighted average shares outstanding:
Basic                                                     8,402           8,304
                                                       ========        ========
Diluted                                                   8,402           8,307
                                                       ========        ========


(1) Related to properties sold during 2007 and 2006 and included in discontinued operations in our condensed consolidated statements of income.

Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

Liquidity and Capital Resources
-------------------------------

SOURCES OF FUNDS

We expect that cash generated from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our REIT status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code, as amended ("the Code"), we must, among other things, distribute at least 90% of our taxable income. We believe that we are in compliance with the REIT-related provisions of the Code.

As of March 31, 2007, our credit facilities consisted of:

     o    repurchase facilities; and
     o    a line of credit with Centerline.

Repurchase Facilities
---------------------

At March 31, 2007, we had the following repurchase facilities in place:

DEBT SECURITIES

As a vehicle to leverage our investments in debt securities, we have repurchase agreements with two counter parties, RBC Capital Markets and UBS Financial Services. These facilities offer advance rates between 94% and 97% of collateral value and borrowing rates between LIBOR minus 0.03% and LIBOR plus 0.10%. The borrowings are subject to 30-day settlement terms. As of March 31, 2007, the amount outstanding under these repurchase facilities was $78.1 million, with a weighted average interest rate of 4.64% which is weighted including the effects of interest rate hedges in place on these facilities.

OTHER

During 2006, we began financing our investment growth by utilizing CDO securitizations. Prior to a securitization, we finance investments through a repurchase facility, which is repaid from the proceeds received when the CDO securitization is complete.

During December 2006, we executed a repurchase agreement with Citigroup Global Markets, Inc. ("Citigroup") for the purpose of funding investment activity. Advance rates on the borrowings from this facility, ranging from 80% to 90% of collateral value, are determined on an asset-by-asset basis. Interest on the borrowings, which ranges from LIBOR plus 0.40% to LIBOR plus 1.25%, is also determined on a loan-by-loan basis. The repurchase facility expires upon completion of a second planned CDO securitization, or twelve months after the inception of the repurchase facility, whichever comes first. At March 31, 2007, we had approximately $190.2 million of borrowings outstanding under this facility at a weighted average interest rate of 5.07%, including the effects of interest rate hedges.

During April of 2007, we executed repurchase agreements with Bear Stearns international limited ("Bear Stearns") and Wachovia Capital Markets ("Wachovia") for the purposes of providing financing for our investment in CDO securities issued by Nomura. Advance rates on the borrowings from the Bear Stearns facility range from 60-75% of the collateral value (non-investment grade CDO securities issued by Nomura) and interest on the borrowings ranged from 30-day LIBOR plus ..55% to 30-day LIBOR plus .85%. The borrowings are subject to 30-day settlement terms. Advance rates on the borrowings from the Wachovia facility are at 80% of the collateral value (investment grade CDO securities issued by Nomura) and interest on these borrowings are at 30-day LIBOR plus .40%. The borrowings are subject to 30-day settlement terms.

Related Party Line of Credit
----------------------------

We finance our remaining investing activity primarily through borrowings from a credit facility we maintain with Centerline. This $50.0 million facility offers borrowing rates of LIBOR plus 3.00%. As of March 31, 2007, the amount outstanding was $10.2 million with a weighted average interest rate of 8.32%. We had approximately $39.8 million available to borrow on this line at March 31, 2007.

Other Financing
---------------

As noted above, in 2006, we began financing our investment growth by utilizing CDO securitizations. At March 31, 2007, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.29%, including the effects of interest rate hedges.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

SUMMARY OF CASH FLOWS

During the three months ended March 31, 2007, as compared to the three months ended March 31, 2006, the net change in cash and cash equivalents increased by approximately $17.5 million. Operating cash flows were consistent with the prior year period. While net income excluding the gain on sale of our real estate owned was lower than in 2006, this decrease was offset by lower payments to our Advisor.

An increase in net cash used in investing activities (approximately $84.6 million) was due to investments made in mortgage loans and CDO securities during 2007 as compared to no origination activity in the 2006 period, partially offset by proceeds received from the sale of real estate owned and the decrease in restricted cash held with a custodian for the purpose of investment activity for our CDO.

The increase in net cash provided by financing activities (approximately $102.1 million) can be attributed to the higher level of investing activity during the 2007 period, offset by partial repayments of the repurchase facilities.

LIQUIDITY REQUIREMENTS AFTER MARCH 31, 2007

During April 2007, we partially or fully funded approximately $133.7 million of mezzanine, subordinate B-notes and CMBS. Financing for these acquisitions was made through our repurchase facilities.

During May 2007, dividends of approximately $1.9 million ($0.225 per share), which were declared in March 2007, will be paid to common shareholders.

OTHER MATTERS

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the three months ended March 31:


(In thousands)
                                             2007            2006
                                            ------          ------
Total dividends                             $1,890          $3,322
Return of capital:
  Amount                                        --           1,152
  Per share                                     --            0.14
  Percent of total dividends                    --           34.69%


Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 14 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods as of March 31, 2007, are contained below.


                                                                Payments Due by Period
                                                                    (In thousands)
                                        ----------------------------------------------------------------------
                                                       Less than                                    More than
                                           Total         1 Year      1 - 3 Years   3 - 5 Years       5 Years
                                        ----------    -----------    -----------   -----------     -----------
Debt:
  CDO notes payable (1)                 $  362,000    $              $       --    $        --     $   362,000
  Repurchase facilities:
    Debt securities (1)                     78,148         78,148            --             --              --
    Other (1)                              190,241        190,241            --             --              --
  Preferred shares of subsidiary
    (subject to mandatory repurchase)
    (1)                                     25,000             --            --             --          25,000
  Line of credit - related party (1)        10,190         10,190            --             --              --
  Note payable - related party (1)           4,968          4,968            --             --              --
Funding Commitments:
  Future funding loan commitments            2,009          2,009            --             --              --
                                        -----------   ------------  ------------   ------------     -----------

Total                                   $  672,556    $   285,556    $       --    $        --     $   387,000
                                        ===========   ============  ============   ============     ===========


(1) Includes principal amounts only. At March 31, 2007, the weighted average interest rate on our debt was 5.94%.

Of our $285.6 million of debt that is due within the next year, it is anticipated that the $190.2 million related to a repurchase facility will be repaid upon due closing of our second CDO securitization currently anticipated to take place during the second half of 2007. The note payable - related party was repaid during April 2007 with a repurchase facility borrowing with third-party lenders (see Note 15 to the condensed consolidated financial statements). We also anticipate that our line of credit with Centerline will be extended one year upon its June 30, 2007, maturity date.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we have originated variable-rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings that have variable interest rates that reset relatively rapidly, such as weekly, monthly, or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under repurchase facilities and our trust preferred securities bear interest at rates that fluctuate with LIBOR.

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

Based on the $66.7 million unhedged portion of the $670.6 million of borrowings outstanding at March 31, 2007, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $667,000. However, as the interest income from some of our loans is also based on LIBOR, a 1% change in LIBOR would impact our annual net income and cash flows from such loans by approximately $566,000. The net effect of a 1% change in LIBOR would therefore result in a change of our annual net income by approximately $101,000. In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties securing such loans to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

If we were to complete a second CDO transaction, substantially all of our debt will be fixed through interest rate swaps on the CDO debt.

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

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS

          We are not party to any pending material legal proceedings.

ITEM 1A.  RISK FACTORS

          There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2006.

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: May 8, 2007             By:     /s/ James L. Duggins
                                      --------------------
                                      James L. Duggins
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: May 8, 2007             By:     /s/ Robert L. Levy
                                      ------------------
                                      Robert L. Levy
                                      Chief Financial Officer
                                      (Principal Financial Officer and
                                       Principal Accounting Officer)

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, James L. Duggins, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2007, of American Mortgage Acceptance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of trustees (or persons performing the equivalent functions):

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


         Date:  May 8, 2007                   By:  /s/ James L. Duggins
                -----------                        --------------------
                                                   James L. Duggins
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                                    Exhibit 31.2


                                  CERTIFICATION

I, Robert L. Levy, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ending March 31, 2007, of American Mortgage Acceptance Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

         a) designed such disclosure controls and procedures or caused such disclosure controls and procedures to be designed under our supervision, to ensure the material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

         b) designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

         c) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

         d) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of trustees (or persons performing the equivalent functions):

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


         Date:  May 8, 2007                By:  /s/ Robert L. Levy
                -----------                     ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18.U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending March 31, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), James
L. Duggins, as Chief Executive Officer of the Company, and Robert L. Levy, as Chief Financial Officer of the Company each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ James L. Duggins                          By:  /s/ Robert L. Levy
     --------------------                               ------------------
     James L. Duggins                                   Robert L. Levy
     Chief Executive Officer                            Chief Financial Officer
     May 8, 2007                                        May 8, 2007


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.