Form 10-K/A
period 2006-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2007-07-16
CIK 878774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

Explanatory Note

On March 15, 2007, American Mortgage Acceptance Company (the “Company”) filed with the Securities and Exchange Commission (the “SEC”) its Annual Report on Form 10-K for the year ended December 31, 2006 (the “Original Annual Report”).  When filed, the exhibit list in Item 15 included several incorrect references to documents incorporated by reference.  The Company is filing this Amendment No. 1 (this “Amendment”) on Form 10-K/A to correct those errors in the Original Annual Report.  Except for reflecting the changes noted above, no information included in the Original Annual Report is amended by this Amendment.  This Amendment speaks only as of the date the Original Annual Report was filed, and except as noted above, the Company has not undertaken herein to amend, supplement or update any information contained in the Original Annual Report to give effect to subsequent events.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) 3.       Exhibits

3.1	Third Amended and Restated Declaration of Trust of the Company, dated June 8, 2005*

3.2	Amended and Restated Bylaws of the Company (incorporated by reference to Appendix B to Proxy Statement filed with the Commission on April 28, 2005 (File No. 1-14583))

3.3	Amendment to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 3.3 to the Company'sDecember 31, 2005 Annual Report on Form 10-K (File No. 1-14583))

3.4	Amendment No. 2 to the Amended and Restated Bylaws of the Company (incorporated by reference to Exhibit 99.2 to theCompany’s Current Report on Form 8-K filed on November 6, 2006 (File No. 1-14583))

10(a)	Second Amended and Restated Advisory Service Agreement between the Company and CharterMac AMI Associates Inc.(incorporated by reference to Exhibit 10(a) to the Company's December 31, 2005 Annual Report on
Form 10-K (File No. 1-14583))

10(b)	Amendment to the Second Amended and Restated Advisory Services Agreement, dated July 26, 2006, by and between theCompany and CharterMac AMI Associates, Inc. (incorporated by reference to Exhibit 99.1 to the
Company’s Current Report onForm 8-K filed on July 31, 2006 (File No. 1-14583))

10(c)	Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10 to the Company's December31, 2004 Annual Report of Form 10-K (File No. 1-14583))

10(d)	Amended and Restated Incentive Share Option Plan of the Company (incorporated by reference to Exhibit 99.1 to theCompany’s Registration Statement on Form S-8 filed on August 26, 2004 (File No. 333-118572))

10(e)	First Amendment to the Amended and Restated Incentive Share Option Plan of the Company, dated June 9, 2004 (incorporatedby reference to Exhibit 99.2 to the Company's Registration Statement on Form S-8 filed on August
26, 2004 (File No. 333-118572))

10(f)	Loan Agreement between CharterMac and the Company as of June 30, 2004 (incorporated by reference to Exhibit 10(d) to theCompany's December 31, 2005 Annual Report on Form 10-K (File No. 1-14583))

10(g)	Master Repurchase Agreement, dated March 29, 2006, among AMAC CDO Funding I, as seller and Bank of America, N.A.together with Banc of America Securities LLC, as buyer (incorporated by reference to the Company’s
Current Report on Form8-K filed on April 4, 2006 (File No. 1-14583))

10(h)	Amendment No. 1 to Master Repurchase Agreement, dated September 14, 2006, by and among AMAC CDO Funding I, as sellerand Bank of America, N.A. together with Banc of America Securities LLC, as buyer
(incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on September 19, 2006 (File No. 1-14583))

10(i)	Custodial Agreement, dated March 29, 2006, by and among AMAC CDO Funding I, as seller, and Bank of America, N.A.together with Banc of America Securities LLC, as buyer and Lasalle Bank National Association, as custodian (incorporated byreference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 4, 2006 (File No. 1-14583))

10(j)	Guarantee, dated March 29, 2006, by the Company in favor of Bank of America, N.A. and Banc of America Securities LLC(incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April
4, 2006 (File No. 1-14583))

10(k)	First Amendment to the Loan Agreement, dated June 30, 2005, between the Company, as borrower and CharterMac, as lender(incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on
April 26, 2006 (File No. 1-14583))

10(l)	Second Amendment to the Loan Agreement, dated as of April 19, 2006, between the Company, as borrower and CharterMac, aslender (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K
filed on April 26, 2006 (FileNo. 1-14583))

10(m)	Amended and Restated Credit Note, dated April 19, 2006, in favor of CharterMac lender (incorporated by reference to Exhibit10.3 to the Company’s Current Report on Form 8-K filed on April 26, 2006 (File No. 1-14583))

10(n)	Securities Purchase Agreement, dated August 15, 2006, by and among CharterMac, Charter Mac Corporation, CM ArcapInvestors LLC, The Common Members listed on Schedule I thereto, The Preferred Members listed on
Schedule I thereto, ArcapInvestors, L.L.C., Arcap Reit, Inc. and AI Sellers Representative, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on August 21, 2006 (File No. 1-
14583))

10(o)	Pledge And Security Agreement, dated September 14, 2006, by the Company, as pledgor for the benefit of Bank of America,N.A. and Banc of America Securities LLC, as buyer (incorporated by reference to Exhibit 10.2 to the
Company’s Current Reporton Form 8-K filed on September 19, 2006 (File No. 1-14583))

21	Subsidiaries of the Company

23	Consent of Independent Registered Public Accounting Firm

23(a)	Consent of Ernst & Young LLP with respect to incorporation by reference of its report relating to the financial statements ofARCap Investors, LLC in the Company's Registration Statement on Form S-3 and Form S-8
(incorporated by reference toExhibit 23(a) to the Company's December 31, 2004 Annual Report on Form 10-K/A (File No. 1-14583))

24.1	Power of Attorney (Included on signature page hereto)

31.1	Chief Executive Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

31.2	Chief Financial Officer certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.           Additional Exhibits

99(a)	The 2004 Financial Statements of ARCap Investors, LLC which invests primarily in subordinated commercial mortgage-backedsecurities, as required by Regulation S-X, Rule 3-09 (incorporated by reference to Exhibit 99(a) to the Company's December 31,2004 Annual Report on Form 10-K/A (File No. 1-14583))

* Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the registrant and in the capacities and dates indicated.

AMERICAN MORTGAGE ACCEPTANCE COMPANY
(Registrant)

Date: July 13, 2007	By:	/s/ James L. Duggins
James L. Duggins
Chief Executive Officer
(Principal Executive Officer)

Date: July 13, 2007	By:	/s/ Robert L. Levy
Robert L. Levy
Chief Financial Officer
(Principal Financial Officer
and Principal Accounting Officer)