Form 10-Q
period 2007-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2007-08-08
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


(Mark One)


   X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2007


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

As of July 31, 2007, there were 8,406,028 outstanding common shares of the registrant's shares of beneficial interest, $0.10 par value.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q



                                                                            PAGE
PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements                                               3
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                       18
Item 3.    Quantitative and Qualitative Disclosures about Market Risk        27
Item 4.    Controls and Procedures                                           27

PART II  OTHER INFORMATION
Item 1.    Legal Proceedings                                                 28
Item 1A.   Risk Factors                                                      28
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds       28
Item 3.    Defaults Upon Senior Securities                                   28
Item 4.    Submission of Matters to a Vote of Security Holders               28
Item 5.    Other Information                                                 28
Item 6.    Exhibits                                                          28

SIGNATURES                                                                   29

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      Condensed Consolidated Balance Sheets
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                            June 30,     December 31,
                                                                              2007          2006
                                                                          -----------    -----------
                                                                          (Unaudited)
Cash and cash equivalents                                                 $     6,833    $     7,553
 Restricted cash                                                                2,223         14,951
 Investments
   Mortgage loans receivable, net                                             727,675        545,898
   Available for sale investments, at fair value:
     Debt securities                                                           78,347         82,582
     CMBS                                                                     103,559             --
     CDO securities                                                             9,822             --
     Revenue bonds                                                              4,888          4,967
   Real estate owned - discontinued                                                --         48,692
Accounts receivable                                                             9,733          7,670
Deferred charges and other assets, net                                         13,433          8,671
                                                                          -----------    -----------

Total assets                                                              $   956,513    $   720,984
                                                                          ===========    ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
 CDO notes payable                                                        $   362,000    $   362,000
 Repurchase facilities                                                        403,124        163,576
 Line of credit - related party                                                57,600         15,000
 Preferred shares of subsidiary (subject to mandatory
   repurchase)                                                                 25,000         25,000
 Mortgages payable on real estate owned - discontinued                             --         39,944
 Accounts payable and accrued expenses                                          8,590         13,666
 Due to Advisor and affiliates                                                  1,441          1,670
 Dividends payable                                                              1,891         15,120
                                                                          -----------    -----------

Total liabilities                                                             859,646        635,976
                                                                          -----------    -----------

Commitments and contingencies

Shareholders' equity:
 Shares of beneficial interest; $0.10 par value; 25,000 shares authorized; 8,817 issued and 8,402 outstanding in 2007 and
   8,815 issued and 8,400 outstanding in 2006                                     882            881
 Treasury shares of beneficial interest at par; 415 shares in
   2007 and 2006                                                                  (42)           (42)
 Additional paid-in capital                                                   128,048        127,971
 Accumulated deficit                                                          (35,316)       (40,174)
 Accumulated other comprehensive income (loss)                                  3,295         (3,628)
                                                                          -----------    -----------

Total shareholders' equity                                                     96,867         85,008
                                                                          -----------    -----------

Total liabilities and shareholders' equity                                $   956,513    $   720,984
                                                                          ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   Condensed Consolidated Statements of Income
                    (In thousands, except per share amounts)
                                   (Unaudited)

                                                  Three Months Ended            Six Months Ended
                                                       June 30,                     June 30,
                                              -------------------------    -------------------------
                                                  2007          2006           2007          2006
                                              -----------   -----------    -----------   -----------
Revenues:
   Interest income:
     Mortgage loans                           $    12,712   $     3,903    $    22,928   $     6,124
     Debt securities                                1,208         2,996          2,435         6,215
     CMBS                                             862            --            862            --
     Revenue bonds                                    105           141            211           284
     Temporary investments                             89            52            259           135
     CDO securities                                   183            --            190            --
   Participation income                                --            --            699            --
   Other revenues                                     153           157            229           162
                                              -----------   -----------    -----------   -----------
     Total revenues                                15,312         7,249         27,813        12,920
                                              -----------   -----------    -----------   -----------

Expenses:
   Interest                                        10,638         4,227         19,133         6,586
   Interest - distributions to preferred
     shareholders of subsidiary (subject to
     mandatory repurchase)                            554           556          1,123         1,074
   General and administrative                         687           490          1,421           978
   Fees to Advisor                                    773           977          1,612         1,803
   Amortization and other                             201            15            401            30
                                              -----------   -----------    -----------   -----------
     Total expenses                                12,853         6,265         23,690        10,471
                                              -----------   -----------    -----------   -----------

Other income (loss)
   Gain on sale of ARCap                              337            --            337            --
   Change in fair value of derivative
     instruments                                      681         1,879            650         2,023
   Loss on repayment of debt securities                --          (153)            --          (153)
   Equity in earnings of ARCap                         --         2,397             --         3,076
                                              -----------   -----------    -----------   -----------
     Total other income                             1,018         4,123            987         4,946
                                              -----------   -----------    -----------   -----------

   Income from continuing operations                3,477         5,107          5,110         7,395

   Income (loss) from discontinued
     operations, including gain of sale                --           108          3,531           (11)
                                              -----------   -----------    -----------   -----------

   Net income                                 $     3,477   $     5,215    $     8,641   $     7,384
                                              ===========   ===========    ===========   ===========

Per share amounts (basic and diluted):

   Net income from continuing operations      $      0.41   $      0.62    $      0.61   $      0.89

   Net income from discontinued operations             --          0.01           0.42            --
                                              -----------   -----------    -----------   -----------

   Net income                                 $      0.41   $      0.63    $      1.03   $      0.89
                                              ===========   ===========    ===========   ===========

   Dividends per share                        $     0.225   $     0.400    $     0.450   $     0.800
                                              ===========   ===========    ===========   ===========

Weighted average shares outstanding:
   Basic                                            8,403         8,304          8,402         8,304
                                              ===========   ===========    ===========   ===========
   Diluted                                          8,403         8,304          8,402         8,305
                                              ===========   ===========    ===========   ===========

     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                                   Six Months Ended
                                                                      June 30,
                                                             --------------------------
                                                                 2007           2006
                                                             -----------    -----------
Cash flows from operating activities:
   Net income                                                $     8,641    $     7,384

Adjustments to reconcile net income to net cash provided by
   operating activities:
     Depreciation expense                                            336            900
     Equity in earnings of ARCap                                      --         (3,076)
     Distributions received from ARCap                                --          1,716
     Gain on sale of real state owned                             (3,611)            --
     Net loss on sale or repayment of assets                          --            153
     Change in fair value of derivative instruments                 (681)        (2,023)
     Amortization and accretion                                      197           (144)
     Other non-cash (income) expense                                (512)            89
     Changes in operating assets and liabilities:
       Accounts receivable                                        (2,063)           159
       Other assets                                                   (3)           223
       Due to Advisor and affiliates                                (229)        (1,070)
       Accounts payable and accrued expenses                       3,200            921
                                                             -----------    -----------

Net cash provided by operating activities                          5,275          5,232
                                                             -----------    -----------

Cash flows from investing activities:
  Funding and purchase of mortgage loans                        (238,873)      (153,759)
  Principal repayments of mortgage loans                          57,565          5,450
  Investment in CMBS                                            (106,830)            --
  Investment in CDO securities                                   (10,062)            --
  Principal repayments or sale of debt securities                  2,408         17,945
  Decrease in restricted cash                                     12,728             --
  Proceeds from sale of real estate owned                         11,987             --
  Principal repayment on real estate owned                            35             --
  Principal repayment of revenue bonds                                95             90
                                                             -----------    -----------

Net cash used in investing activities                           (270,947)      (130,274)
                                                             -----------    -----------

                                    continued

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 Condensed Consolidated Statements of Cash Flows
                                 (In thousands)
                                   (Unaudited)

                                                              Six Months Ended
                                                                  June 30,
                                                         --------------------------
                                                             2007           2006
                                                         -----------    -----------
Cash flows from financing activities:
   Proceeds from repurchase facilities                   $   387,649    $   135,012
   Repayments of repurchase facilities                      (148,101)       (32,216)
   Proceeds from line of credit - related party              171,815         67,542
   Repayments of line of credit - related party             (129,215)       (40,500)
   Repayments of warehouse facility                               --         (4,070)
   Deferred financing costs                                     (186)        (1,604)
   Dividends paid to shareholders                            (17,010)        (6,644)
                                                         -----------    -----------

Net cash provided by financing activities                    264,952        117,520
                                                         -----------    -----------

Net decrease in cash and cash equivalents                       (720)        (7,522)

Cash and cash equivalents at the beginning of the year         7,553         11,214
                                                         -----------    -----------

Cash and cash equivalents at the end of the period       $     6,833    $     3,692
                                                         ===========    ===========

     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC", "we", "us", "our", and "our Company". We are externally managed by Centerline/AMAC Manager Inc. (the "Advisor"), formerly known as CharterMac AMI Associates, Inc., which acts as our Advisor and is an indirect subsidiary of Centerline Holding Company ("Centerline"), formerly known as CharterMac, which owns approximately 2.4% of our common shares of beneficial interest at June 30, 2007 (see Notes 13 and 15). We operate in one business segment.

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2007, and the results of our operations and our cash flows for the period then ended. However, the operating results for interim periods may not be indicative of the results for the full year.

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

In February 2007, the FASB issued Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The effective date for this statement is the beginning of our 2008 fiscal year. We are currently assessing the impact, if any, that the adoption would have on our consolidated financial statements should we elect to adopt it. If we were to do so, we would not apply its provisions until Statement No. 157 (described above) is adopted.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, CLARIFICATION OF THE SCOPE OF THE

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES AND ACCOUNTING FOR PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES. This SOP provides guidance for determining whether an entity is within the scope of the AICPA AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP are effective on January 1, 2008. We are currently evaluating this new guidance and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

NOTE 2 - MORTGAGE LOANS

We partially or fully funded 19 first mortgage, bridge and mezzanine loans and subordinated notes, totaling approximately $244.9 million through June 30, 2007, including two to a related party (see Note 13). The loans bear interest at a weighted average interest rate of 7.98%.

During February 2007, one of our mortgage loans was repaid, resulting in a one-time payment received, pursuant to a participating arrangement, of approximately $699,000. These fees are recorded as participation income in our condensed consolidated statements of income.

During April 2007, we purchased an $84.0 million participation interest in a mezzanine loan. Approximately $55.3 million was repaid during the second quarter of 2007.

At June 30, 2007, approximately $673.5 million of our first mortgage, bridge and mezzanine loans and subordinated notes were partially or fully pledged as collateral under our repurchase facilities.

NOTE 3 -AVAILABLE FOR SALE INVESTMENTS

We carry all of our Available for Sale investments at their estimated fair values. We record the change in their fair values as a component of comprehensive income within shareholders' equity. If the fair value of an investment is lower than our cost, and we determine that the decline in fair value is other-than-temporary, we record an impairment charge in our condensed consolidated statement of income.

At June 30, 2007, we had the following investments classified as available for sale:

     o    Debt Securities
     o    Commercial Mortgage-Backed Securities ("CMBS")
     o    Collateralized Debt Obligation ("CDO") Securities
     o    Revenue Bonds

During March 2007, we purchased a $10.1 million investment in CDO securities (class J, K, L, M, N, O and preferred shares), issued by Nomura CRE CDO 2007-2, LTD ("Nomura"). These securities bear interest at a weighted average interest rate of 9.00% and mature in May 2042.

During the second quarter of 2007, we purchased $115.3 million of CMBS, at discounts aggregating $8.5 million, for a net cost of approximately $106.8 million. These securities, which bear interest at a weighted average interest rate of 5.93%, mature on dates ranging from June 2022 through April 2049.

CMBS investments we hold were comprised of the following as of June 30, 2007:

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)

                                                                                        Unrealized        Percentage of
  (Dollars in thousands)       Face Amount       Accreted Cost       Fair Value           losses            Fair Value
-------------------------    ---------------    ---------------    ---------------    ---------------     ---------------
Security rating:
   BBB+                      $         4,750    $         4,776    $         4,740    $           (36)                4.6%
   BBB                                69,556             64,615             62,360             (2,255)               60.2
   BBB-                               40,995             37,470             36,459             (1,011)               35.2
                             ---------------    ---------------    ---------------    ---------------     ---------------
                             $       115,301    $       106,861    $       103,559    $        (3,302)              100.0%
                             ===============    ===============    ===============    ===============     ===============

Information regarding our available for sale investments is as follows:

(In thousands)
                                  Debt                                    CDO             Revenue
     June 30, 2007             Securities            CMBS             Securities           Bonds               Total
-------------------------    ---------------    ---------------    ---------------    ---------------     ---------------
Amortized cost               $        81,027    $       106,861    $        10,062    $         4,753     $       202,703

Unrealized gains                         273                 --                 --                135                 408
Unrealized losses                     (2,953)            (3,302)              (240)                --              (6,495)
                             ---------------    ---------------    ---------------    ---------------     ---------------
Net unrealized (loss) gain            (2,680)            (3,302)              (240)               135              (6,087)
                             ---------------    ---------------    ---------------    ---------------     ---------------

Fair value                   $        78,347    $       103,559    $         9,822    $         4,888     $       196,616
                             ===============    ===============    ===============    ===============     ===============


   December 31, 2006
-------------------------

Amortized cost               $        83,496    $            --    $            --    $         4,846     $        88,342

Unrealized gains                         359                 --                 --                121                 480
Unrealized losses                     (1,273)                --                 --                 --              (1,273)
                             ---------------    ---------------    ---------------    ---------------     ---------------
Net unrealized (loss) gain              (914)                --                 --                121                (793)
                             ---------------    ---------------    ---------------    ---------------     ---------------

Fair value                   $        82,582    $            --    $            --    $         4,967     $        87,549
                             ===============    ===============    ===============    ===============     ===============

The fair value and gross unrealized losses of our available for sale investments aggregated by length of time that these individual debt securities have been in a continuous unrealized loss position at June 30, 2007, and December 31, 2006, is summarized in the table below:

                                        June 30, 2007                                 December 31, 2006
                        ---------------------------------------------   ---------------------------------------------
                          Less than       12 Months                       Less than       12 Months
(dollars in thousands)    12 Months        or More          Total         12 Months        or More          Total
                        -------------   -------------   -------------   -------------   -------------   -------------
Number of securities:
  Debt securities                   2              12              14               3               9              12
  CMBS                              6              --               6              --              --              --
  CDO securities                    1              --               1              --              --              --
                        -------------   -------------   -------------   -------------   -------------   -------------
Total                               9              12              21               3               9              12

Fair value              $     128,497   $      44,959   $     173,456   $      35,799   $      37,579   $      73,378
Gross unrealized
losses                  $       3,888   $       2,607   $       6,495   $         246   $       1,027   $       1,273

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


The unrealized losses shown above are as a result of increases in interest rates and interest rate spreads subsequent to the acquisition of the investments. All of the available for sale investments are performing according to their terms. Furthermore, we have the intent and ability to hold these investments to maturity, or at least until interest rates change such that the fair value is no longer less than book value. Accordingly, we have concluded that these declines in value are temporary.

At June 30, 2007, approximately $187.5 million of our debt securities, CMBS and CDO securities were pledged as collateral under our repurchase facilities.

NOTE 4 - REAL ESTATE OWNED

During March 2007, we sold our economic interest in the Concord portfolio to an affiliated party (see Note 13), resulting in proceeds of approximately $12.0 million and a gain of approximately $3.6 million. As a result of the sale, we have reclassified property operations for the current period and all comparable prior periods as discontinued operations (see Note 12).

NOTE 5 - DEFERRED CHARGES AND OTHER ASSETS, NET

Deferred charges and other assets consisted of the following:

                                                       June 30,     December 31,
   (In thousands)                                        2007           2006
                                                     ------------   ------------
   Deferred financing charges, net of accumulated
     amortization  of $552 in 2007 and $151 in 2006  $      7,255   $      7,467
   Interest rate derivatives (see Note 9)                   6,114          1,143
   Other Assets                                                64             61
                                                     ------------   ------------

   Total                                             $     13,433   $      8,671
                                                     ============   ============

NOTE 6 - REPURCHASE FACILITIES

Our repurchase facilities consisted of financing collateralized by:

                                                       June 30,     December 31,
   (In thousands)                                        2007           2006
                                                     ------------   ------------
   Debt securities                                   $     75,604   $     79,427
   Other investment classes (1)                           327,520         84,149
                                                     ------------   ------------

   Total                                             $    403,124   $    163,576
                                                     ============   ============

(1) This facility includes mortgage loans, CMBS, bridge notes, mezzanine loans, subordinated notes and CDO securities pledged as collateral.

As of June 30, 2007, the debt securities repurchase facilities (with RBC Capital Markets Corporation and UBS Financial Services Inc.) had a weighted average interest rate of 5.37% as compared to 5.41% at December 31, 2006. These borrowings are subject to 30-day settlement terms. Our other repurchase facilities with Citigroup Global Markets, Inc. ("Citigroup"), Bear Stearns International Limited ("Bear Stearns") and Liquid Funding, LTD ("Liquid
Funding") had weighted average interest rates of 6.01% at June 30, 2007, as compared to 6.13% at December 31, 2006. Our repurchase facility with Citigroup expires upon the completion of a second planned CDO securitization, or December 2007, whichever comes first.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


NOTE 7 - LINE OF CREDIT - RELATED PARTY

During April 2007, we amended our revolving credit facility with Centerline to increase our borrowing capacity from $50.0 million to $80.0 million. The maturity date of the facility was also extended to June 2008 with a one-year optional extension. In the opinion of our Advisor, the terms of this facility are consistent with those of transactions with independent third parties. At June 30, 2007, and December 31, 2006, we had approximately $57.6 million and $15.0 million, respectively, in borrowings outstanding, bearing interest at a weighted average interest rate of 8.32% and 8.35%, respectively.

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                                June 30,      December 31,
     (In thousands)                               2007            2006
                                              ------------   ------------
     Accrued interest payable                 $      6,414   $      3,078
     Interest rate derivatives (see Note 9)            496          8,673
     Refundable deposits (1)                           265          1,161
     Other                                           1,415            754
                                              ------------   ------------

                                              $      8,590   $     13,666
                                              ============   ============

(1) Includes refundable deposits collected during the due diligence period of a loan transaction which are payable to other parties.

NOTE 9 - DERIVATIVE INSTRUMENTS

Our derivative instruments comprise cash flow hedges of debt and free-standing derivatives related to investments. While we carry derivative instruments in both categories at their estimated fair values on our condensed consolidated balance sheet, the changes in those fair values are recorded differently. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders' equity. If a cash flow swap is ineffective, we include a portion of the change in its fair value in our condensed consolidated statement of income. With respect to the free-standing derivatives, we always include the change in their fair value in our condensed consolidated statement of income.

CASH FLOW HEDGES OF DEBT

Our borrowings under repurchase facilities, CDO notes payable, related party line of credit and our preferred shares of a subsidiary (subject to mandatory repurchase) incur interest at variable rates, exposing us to interest rate risk. We have established a policy for risk management outlining our objectives and strategies for use of derivative instruments to potentially mitigate such risks.

Effective March 30, 2007, we entered into a three-year interest rate swap to reduce our exposure to possible increases in the variable interest rate on our subsidiary's preferred shares (subject to mandatory repurchase). Under the swap agreement, we are required to pay Bear Stearns a fixed rate of 4.97% on a notional amount of $25.0 million and will receive a floating rate equivalent to 3-month LIBOR.

As of June 30, 2007, including the above mentioned swap, we had 45 interest rate swaps with an aggregate notional amount of $618.3 million, which will expire on dates ranging from March 2008 through February 2022 and are designated as cash flow hedges, with the hedged item being the interest payments on our variable-rate repurchase facilities, CDO notes payable, and our subsidiary's preferred shares (subject to mandatory repurchase). These swaps are recorded at fair value, with changes in fair value recorded in comprehensive income to the

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


extent the hedges are effective in achieving offsetting cash flows. Amounts in accumulated other comprehensive income will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

At inception and on an ongoing basis, we assess whether the swaps are effective in offsetting changes in the variable cash flows of the hedged item. We measure ineffectiveness of our cash flow hedges on a quarterly basis and record any ineffectiveness in interest expense on the condensed consolidated statements of income. With the exception of one, all of our swaps have been effective, and we expect they will continue to be effective in the future. We have recorded ineffectiveness of approximately $124,000 related to the one ineffective swap. This swap includes an embedded financing component, which has caused and will continue to cause some ineffectiveness, within the limits allowed by SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to maintain hedge accounting.

We estimate that approximately $682,000 of the net unrealized gains included in accumulated other comprehensive loss will be reclassified as an offset to interest expense within the next 12 months.

FREE-STANDING DERIVATIVES RELATED TO INVESTMENTS

We have three interest rate swaps with an aggregate notional amount of approximately $20.1 million, which expire on dates ranging from February 2017 through July 2017, that are hedging changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps.

We are required to maintain a minimum balance of collateral with Bank of America in connection with these interest rate swaps. From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral with Bank of America. These payments are held as deposits with Bank of America and will be used to settle the swap at termination date if market rates fall below the fixed rates on the swaps. At June 30, 2007, we had approximately $150,000 of deposits held by Bank of America.

FINANCIAL STATEMENT IMPACT

Interest rate swaps for which we were in a net liability position are recorded in accounts payable and accrued expenses (see Note 8) and those for which we are in a net asset position are recorded in deferred charges and other assets (see
Note 5). The amounts recorded were as follows:

                                       June 30,      December 31,
       (In thousands)                    2007           2006
                                     ------------   ------------
            Net asset position       $      6,114   $      1,143
            Net liability position   $        496   $      8,673

Net income included the following related to our free-standing derivatives and interest rate hedges:

                           Three Months Ended            Six Months Ended
                                June 30,                      June 30,
                       --------------------------    --------------------------
(In thousands)             2007           2006           2007           2006
                       -----------    -----------    -----------    -----------
    Interest income    $      (583)   $      (127)   $      (838)   $      (202)
    Interest expense             5             61              5             66
    Other income              (681)        (1,879)          (650)        (2,023)
                       -----------    -----------    -----------    -----------

     Net               $    (1,259)   $    (1,945)   $    (1,483)   $    (2,159)
                       ===========    ===========    ===========    ===========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


NOTE 10 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the six months ended June 30, 2007 and 2006, was as follows:

                                                           Six Months Ended
                                                               June 30,
                                                       ------------------------
(In thousands)                                            2007          2006
                                                       ----------    ----------
Net income                                             $    8,641    $    7,384
Net unrealized gain on derivative instruments              12,217           205
Net unrealized holding loss on investments                 (5,294)      (10,293)
Comprehensive income of equity investments                     --           240
                                                       ----------    ----------
Comprehensive income (loss)                                15,564    $   (2,464)
                                                       ==========    ==========

NOTE 11 - EARNINGS PER SHARE

Diluted net income from continuing operations per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method.

(In thousands, except per share amounts)

Three Months Ended June 30, 2007:                Income        Shares      Per Share
                                              -----------   -----------   -----------
   Basic EPS (from continuing operations)     $     3,477         8,403   $      0.41
   Effect of dilutive securities                       --            --            --
                                              -----------   -----------   -----------
   Diluted EPS (from continuing operations)   $     3,477         8,403   $      0.41
                                              ===========   ===========   ===========

Three Months Ended June 30, 2006:

   Basic EPS (from continuing operations)     $     5,107         8,304   $      0.62
   Effect of dilutive securities                       --            --            --
                                              -----------   -----------   -----------
   Diluted EPS (from continuing operations)   $     5,107         8,304   $      0.62
                                              ===========   ===========   ===========

 Six Months Ended June 30, 2007:

   Basic EPS (from continuing operations)     $     5,110         8,402   $      0.61
   Effect of dilutive securities                       --            --            --
                                              -----------   -----------   -----------
   Diluted EPS (from continuing operations)   $     5,110         8,402   $      0.61
                                              ===========   ===========   ===========

 Six Months Ended June 30, 2006:

   Basic EPS (from continuing operations)     $     7,395         8,304   $      0.89
   Effect of dilutive securities                       --             1            --
                                              -----------   -----------   -----------
   Diluted EPS (from continuing operations)   $     7,395         8,305   $      0.89
                                              ===========   ===========   ===========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


NOTE 12 - DISCONTINUED OPERATIONS

Income (loss) from discontinued operations included the following related to the Concord portfolio (which we sold from our real estate owned portfolio in March
2007) and the Reserve at Autumn Creek (which we sold from our real estate owned portfolio in October 2006):

                                        Three months ended             Six months ended
                                              June 30,                     June 30,
                                    ---------------------------   ---------------------------
                                        2007           2006           2007           2006
                                    ------------   ------------   ------------   ------------
Revenues                            $         --   $      2,338   $      1,815   $      4,731
                                    ============   ============   ============   ============
Gain on sale of real estate owned   $         --   $         --   $      3,611   $         --
                                    ============   ============   ============   ============
Net income (loss)                   $         --   $        108   $      3,531   $        (11)
                                    ============   ============   ============   ============

NOTE 13 - RELATED PARTY TRANSACTIONS

Fees to Advisor
---------------
Under our amended Advisory Services Agreement with our Advisor (the "Advisory Agreement"), which was amended in March 2007, we pay certain fees, in addition to reimbursements of certain administrative and other costs that our Advisor incurs on our behalf for its ongoing management and operations of our Company:

Fees/Compensation               Annual Amount

I.  Asset  management fees      Our  Advisor  receives  an  asset management fee
                                equal  to  1.75%  per year for the first  $300.0
                                million  of our  equity  balance  (as defined in
                                the  Advisory  Agreement)  and 1.50% per year of
                                our adjusted equity balance in excess of  $300.0
                                million.

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

III.Annual incentive management Our  Advisor  is  entitled  to receive incentive fees compensation for each fiscal year in an amount equal to the product of:

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

                                      exceeds

                                      (2)   the weighted average per share value
                                            of (x) $20 and  (y) the  prices  per
                                            share of any secondary  offerings by
                                            the   Company   multiplied   by  the
                                            greater of:

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


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

     o ASSET MANAGEMENT FEES - We paid asset management fees equal to 1.75% of our total equity balance, adjusted by certain costs and one-time events.
     o INCENTIVE MANAGEMENT FEES - We paid incentive management fees based on a calculation that used an AFFO and specified yield - based threshold. Payment of this fee was made in cash only.

Other fees as described above are consistent with the Advisory Agreement prior to the March 2007 amendment.

Other Related Party Transactions
--------------------------------

We pay Centerline Servicing Inc ("CSI"), an affiliate of Centerline, a fee for servicing and special servicing our mortgage loans and other investments equal to the Advisor's actual costs of performing such services but not less than 0.08% per year of the principal balance of the related mortgage loan or other investment.

During 2006, we entered into a co-investment agreement with Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS"), whereby we and CRESS will participate in investment opportunities that are originated by affiliates and which meet the investment criteria of both companies. A portion of our 2007 investments were made pursuant to this agreement and we will continue to pursue investment opportunities with CRESS throughout 2007.

During April 2007, we amended our loan agreement with Centerline to increase our borrowing capacity to $80.0 million and extend the maturity date of the facility to June 2008 (see Note 7).

During 2007, we partially or fully funded 19 first mortgage, bridge and mezzanine loans and subordinated notes, totaling approximately $244.9 million (see Note 2), originated by Centerline Mortgage Capital Inc. ("CMC"), formerly known as CharterMac Mortgage Capital Corporation, an affiliate of our Advisor. CMC received approximately $924,000 in loan origination fees related to these originations, all of which were paid by the borrowers.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


During 2007, we funded two mezzanine loans aggregating $50.7 million to properties developed by a company partly owned by the chairman of Centerline. Those transactions were approved by the independent members of our Board of Trustees and, in the opinion of management, the terms of these mezzanine transactions were consistent with those transactions with independent third parties.

During March 2007 Centerline entered into a 10b5-1 Plan whereby it may purchase up to 9.8% of our common shares of beneficial interest in open market purchases based on pre-determined parameters. Through June 30, 2007, it has purchased approximately 199,000 common shares under this plan, amounting to approximately 2.4% of our outstanding common shares at June 30, 2007. Centerline has also purchased 280,000 of our 7.25% Series A Cumulative Convertible Preferred Shares ("Preferred Shares") that we issued in July 2007 (see Note 15).

During March 2007, we sold our economic interest in the Concord properties to CRESS (see Note 4).

The following summarizes all costs paid or payable to our Advisor or its affiliates:

                                                          Three months ended            Six months ended
(In thousands)                                                 June 30,                     June 30,
                                                     ---------------------------   ---------------------------
                                                         2007            2006           2007           2006
                                                     ------------   ------------   ------------   ------------
Fees to Advisor:
  Shared services expenses                           $        338   $        497   $        793   $        699
  Asset management fees                                       435            480            819            916

  Incentive management fee                                     --             --             --            188(1)
                                                     ------------   ------------   ------------   ------------

Total fees to Advisor                                $        773   $        977   $      1,612   $      1,803
                                                     ============   ============   ============   ============

Other Fees:
  Servicing fees                                     $        145           $ --   $        274         $   --
  Interest paid on related party line of credit(2)            805            745            902            745
                                                     ------------   ------------   ------------   ------------

Total other fees                                     $        950   $        745   $      1,176   $        745
                                                     ============   ============   ============   ============

(1) Accrual was based on the proportion of actual earnings as compared to our estimates of full-year results at June 30, 2006. Later in 2006, when it was determined that certain financial thresholds would not be achieved, the accrual was reversed and no incentive fees were paid.
(2) Represents interest predominantly on the line of credit with Centerline (see Note 7).

NOTE 14 - COMMITMENTS AND CONTINGENCIES

(a)  Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, which could have potentially resulted in an aggregate exposure of $7.5 million. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC, a subsidiary of Centerline, both of which are affiliates of the Advisor. Pursuant to the agreement with CMC, Centerline guaranteed CMC's obligations, and we agreed to indemnify both CMC and Centerline for any losses incurred in exchange for retaining all fees which we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at June 30, 2007, was $3.1 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2007
                                   (Unaudited)


For these guarantees, we monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

(b)  Future Funding Commitments

We are committed to additionally fund the following first mortgage and mezzanine loans at June 30, 2007:

                                                                            (In thousands)
                                                                     MAXIMUM AMOUNT OF COMMITMENT
                                                              ------------------------------------------
                                                                                             LESS THAN
ISSUE DATE    PROJECT                     LOCATION               TOTAL          1 YEAR       1-3 YEARS
----------    ------------------------    ----------------    ------------------------------------------
 Apr-05       Atlantic Hearthstone        Hillsborough, NJ    $        729   $        729   $         --
 Nov-06       12 Atlantic Station Hotel   Atlanta, GA                1,000          1,000             --
 Feb-07       Aberdeen Apartments         Houston, TX                  976            976             --
 Jun-07       122 Greenwich Ave.          New York, NY               6,454          6,454             --
                                                              ------------   ------------   ------------

TOTAL FUTURE FUNDING COMMITMENTS                              $      9,159   $      9,159   $         --
                                                              ============   ============   ============


NOTE 15 - SUBSEQUENT EVENTS

During July 2007, we issued 680,000 Preferred Shares at a price of $25.00 per share. Of this total, Centerline purchased 280,000 shares, which amounts to 41.2% of the total issuance. These shares, which pay annual dividends of $1.8125, can be converted into common shares at an initial rate of 2.2701 common shares per preferred share. This offering generated $16.0 million in proceeds, net of offering costs, and will be used for investment activity.

In addition to the common shares owned at June 30, 2007 and the purchase of the Preferred Shares mentioned above, Centerline has made subsequent purchases of our common shares, amounting to an ownership percentage of over 10%, assuming all of the Preferred Shares were converted to common shares.

On July 12, 2007, Daryl J. Carter resigned as President.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Forward-Looking Statements
--------------------------

Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail under the heading "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, include, but are not limited to, the following:

     o Risks of investing in non-investment grade commercial real estate investments;

     o    Competition in acquiring desirable investments;

     o    Interest rate fluctuations;

     o Risks associated with investments in real estate generally and the properties which secure many of our investments;

     o General economic conditions and economic conditions in the real estate markets specifically, particularly as they affect the value of our assets and the credit status of our borrowers;

     o    Dependence  on  our  Advisor  for  all  services   necessary  for  our
          operations;

     o Conflicts which may arise among us and other entities affiliated with our Advisor that have similar investment policies to ours;

     o Risks associated with the repurchase agreements we utilize to finance our investments and our ability to raise capital;

     o Risks associated with the failure to qualify as a Real Estate Investment Trust ("REIT"); and

     o    Risks    associated   with   Collateral   Debt   Obligation    ("CDO")
          securitization transactions, which include, but are not limited to:

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

Factors Affecting Comparability
-------------------------------

During 2007, we sold our economic interest in the Concord portfolio, resulting in a gain of approximately $3.6 million. This amount is recorded in discontinued operations along with rental income, property operations, mortgage interest and depreciation for the period up to the sale. Property operations from prior comparable periods have been reclassified to conform to current period presentation.

Investment Activity
-------------------

During the three months ended June 30, 2007 and 2006, we partially or fully funded the following investments, not reflecting any discounts or premiums:

                               Three months ended               Three months ended
(In thousands)                   June 30, 2007                    June 30, 2006
                         -----------------------------    -----------------------------
                                            Weighted                         Weighted
                                            Average                          Average
                            Amount       Interest Rate       Amount       Interest Rate
                         -------------   -------------    -------------   -------------
Mortgage loans:
  First mortgage loans   $       8,200            5.89%   $     151,200            6.28%
  Bridge loans                      --              --               --              --
  Mezzanine loans              110,131            8.25            5,500            9.05
  Subordinated notes            23,380            8.47               --              --
CMBS                           115,301            5.93               --              --
CDO securities                      --              --               --              --
                         -------------   -------------    -------------   -------------
Total                    $     257,012            7.15%   $     156,700            6.37%
                         =============   =============    =============   =============

During the six months ended June 30, 2007 and 2006, we partially or fully funded the following investments, not reflecting any discounts or premiums:

                                   Six months ended                 Six months ended
   (In thousands)                   June 30, 2007                    June 30, 2006
                            -----------------------------    -----------------------------
                                               Weighted                         Weighted
                                               Average                          Average
                               Amount       Interest Rate       Amount       Interest Rate
                            -------------   -------------    -------------   -------------
   Mortgage loans:
     First mortgage loans   $      42,900            5.75%   $     151,200            6.28%
     Bridge loans                  19,660            6.51               --              --
     Mezzanine loans              155,824            8.73            5,500            9.05
     Subordinated notes            26,490            8.30               --              --
   CMBS                           115,301            5.93               --              --
   CDO securities                  10,083            9.00               --              --
                            -------------   -------------    -------------   -------------
   Total                    $     370,258            7.36%   $     156,700            6.37%
                            =============   =============    =============   =============

During the three months ended March 31, 2006, we had no origination activity.

Results of Operations
---------------------

The following is a summary of our operations for the periods ended June 30, 2007 and 2006:

(In thousands)

                       Three months ended June 30,      Six months ended June 30,
                     -----------------------------------------   -------------------
                       2007       2006      Change      2007       2006      Change
                     --------   --------   --------   --------   --------   --------
Total revenues       $ 15,312   $  7,249      111.2%  $ 27,813   $ 12,920      115.3%
Total expenses         12,853      6,265      105.2     23,690     10,471      126.2
Total other income      1,018      4,123      (75.3)       987      4,946      (80.0)
Income (loss) from
 discontinued
 operations,
 including gain on
 sale                      --        108     (100.0)     3,531        (11)       N/A
                     --------   --------   --------   --------   --------   --------
Net income           $  3,477   $  5,215      (33.3)% $  8,641   $  7,384       17.0%
                     ========   ========   ========   ========   ========   ========

The growth in our annual revenues during the three and six month periods ended June 30, 2007, as compared to the same periods in 2006, resulted primarily from increases in investment volume, as well as participation income received in connection with a paydown of one of our mortgage loans.

Expenses also increased for these periods due to:

     o financing costs (particularly due to higher debt balances and slight increases in interest rates);
     o amortization costs due to a higher balance of deferred costs resulting from our 2006 CDO securitization; and
     o general and administrative costs (particularly legal costs due to a higher amount of specially serviced assets in our portfolio, CDO administrative costs as a result of our 2006 CDO securitization and loan servicing costs which we no longer pay through quarterly expense reimbursement to our Advisor).

Other income (loss) decreased during 2007 primarily as a result of the sale of our investment in ARCap during 2006 and the resulting absence of equity income. The balance in 2007 relates to the change in the fair value of free-standing derivatives, as well as an additional gain recognized from the sale of our investment in ARCap resulting from the release of escrow funds upon the expiration of certain holdback requirements.

Income from discontinued operations includes operations from real estate owned that was sold during 2007 and 2006. The increase for the six months ended June 30, 2007, as compared to 2006, is due to the recognition of a gain on sale of a portfolio of properties.

REVENUES

                                 Three Months Ended            Change           % of           % of
                           ----------------------------         from            2007           2006
                             June 30,        June 30,           Prior           Total          Total
(In thousands)                 2007            2006            Period         Revenues        Revenues
                           ------------    ------------     ------------    ------------    ------------
Interest income:
   Mortgage loans          $     12,712    $      3,903           225.7%            83.0%           53.9%
   Debt securities                1,208           2,996           (59.7)             7.9            41.3
   CMBS                             862              --           100.0              5.6              --
   Revenue bonds                    105             141           (25.5)             0.7             1.9
   Temporary investments             89              52            71.2              0.6             0.7
   CDO securities                   183              --           100.0              1.2              --
Other revenues                      153             157            (2.5)             1.0             2.2
                           ------------    ------------     ------------    ------------    ------------

  Total revenues           $     15,312    $      7,249           111.2%           100.0%          100.0%
                           ============    ============     ============    ============    ============

                                 Six Months Ended              Change           % of           % of
                           ----------------------------         from            2007           2006
                             June 30,        June 30,           Prior           Total          Total
(In thousands)                 2007            2006            Period         Revenues        Revenues
                           ------------    ------------     ------------    ------------    ------------
Interest income:
   Mortgage loans          $     22,928    $      6,124           274.4%            82.4%           47.4%
   Debt securities                2,435           6,215           (60.8)             8.8            48.1
   CMBS                             862              --           100.0              3.1              --
   Revenue bonds                    211             284           (25.7)             0.8             2.2
   Temporary investments            259             135            91.9              0.9             1.0
   CDO securities                   190              --           100.0              0.7              --
Participation income                699              --           100.0              2.5              --
Other revenues                      229             162            41.4              0.8             1.3
                           ------------    ------------     ------------    ------------    ------------

  Total revenues           $     27,813    $     12,920           115.3%           100.0%          100.0%
                           ============    ============     ============    ============    ============

At June 30, we had the following investments (exclusive of Real Estate Owned and temporary investments):

(In thousands)
                                               2007                                            2006
                           --------------------------------------------     --------------------------------------------
                                                             Weighted                                         Weighted
                             Carrying          % of           Average         Carrying          % of           Average
                              Amount           Total       Interest Rate       Amount           Total       Interest Rate
                           ------------    ------------    ------------     ------------    ------------    ------------
Mortgage loans             $    727,675            78.7%           6.28%    $    213,487            51.5%           8.79%
Debt securities                  78,347             8.5            6.49          194,286            46.9            6.17
CMBS                            103,559            11.2            5.93               --              --              --
CDO securities                    9,822             1.1            9.00               --              --              --
Revenue bonds                     4,888             0.5            8.70            6,489             1.6            8.68
                           ------------    ------------    ------------     ------------    ------------    ------------
                           $    924,291           100.0%           6.30%    $    414,262           100.0%           7.54%
                           ============    ============    ============     ============    ============    ============

Interest income from mortgage loans increased significantly for the 2007 periods as compared to 2006, primarily due to the funding of 77 first mortgage loans, bridge notes, mezzanine loans, and subordinated notes throughout 2006 and 2007 and the partial funding of several existing mezzanine loans during 2006. The decrease in the weighted average interest rates on mortgage loans as of June 30, 2007, as compared to June 30, 2006, was primarily due to the funding of a greater amount of higher credit quality loans, as opposed to riskier, higher coupon loans as we had funded in the past.

Interest income from debt securities decreased for the three and six months ended June 30, 2007, primarily due to the sale of 20 FNMA certificates in November 2006, as well as the payoff of three GNMA certificates during 2006. The increase in the weighted average interest rate on debt securities during 2007 is due to the lower yields of the FNMA certificates sold relative to the yields of those retained.

Interest income from CMBS increased for the 2007 periods, as compared to 2006, due to the purchase of nine CMBS investments during the second quarter of 2007. There were no investments in CMBS in prior periods.

Interest income from revenue bonds for the three and six months ended June 30, 2007, was lower than the comparable prior year period, primarily due to the payoff of two revenue bonds during 2006.

Interest income from temporary investments increased for the 2007 periods, as compared to 2006, primarily due to the investment of excess cash on hand resulting from the payoff of several mortgage loans and debt securities, as well as interest earned on restricted cash balances held with custodians.

Interest income from CDO securities increased for the three and six months ended June 30, 2007, as compared to 2006, due to an investment made during the first quarter of 2007 purchasing various classes of Nomura CDO securities. There were no investments in CDO securities made in prior periods.

Participation income for the six months ended June 30, 2007 represents a one time payment received pursuant to a participating arrangement for a mortgage loan that was repaid in the first quarter of 2007. There was no such income received during 2006 or the second quarter of 2007.

EXPENSES

                                    Three Months Ended           Change            % of           % of
                                ---------------------------       from             2007           2006
                                  June 30,        June 30,        Prior            Total          Total
   (In thousands)                   2007            2006         Period          Revenues        Revenues
                                ------------   ------------   ------------     ------------    ------------
   Interest                     $     10,638   $      4,227          151.7%            69.5%           58.3%
   Interest-subsidiary
    preferred shares                     554            556           (0.4)             3.6             7.7
   General and administrative            687            490           40.2              4.5             6.8
   Fees to Advisor                       773            977          (20.9)             5.0            13.5
   Amortization and other                201             15        1,240.0              1.3             0.2
                                ------------   ------------   ------------     ------------    ------------

   Total expenses               $     12,853   $      6,265          105.2%            83.9%           86.4%
                                ============   ============   ============     ============    ============


                                      Six Months Ended           Change            % of           % of
                                ---------------------------       from             2007           2006
                                  June 30,        June 30,        Prior            Total          Total
   (In thousands)                   2007            2006         Period          Revenues        Revenues
                                ------------   ------------   ------------     ------------    ------------
   Interest                     $     19,133   $      6,586          190.5%            68.8%           51.0%
   Interest-subsidiary
    preferred shares                   1,123          1,074            4.6              4.0             8.3
   General and administrative          1,421            978           45.3              5.1             7.6
   Fees to Advisor                     1,612          1,803          (10.6)             5.8            14.0
   Amortization and other                401             30        1,236.7              1.4             0.2
                                ------------   ------------   ------------     ------------    ------------

   Total expenses               $     23,690   $     10,471          126.2%            85.1%           81.0%
                                ============   ============   ============     ============    ============

Interest expense increased for the three and six months ended June 30, 2007, as compared to 2006, primarily due to the increased borrowings made through 2007 and 2006 to fund origination activity and the slight increase in market interest rates during 2006 and 2007. Excluding mortgages on real estate owned (in the 2006 period), we had total debt as follows:

                                                     Three months ended             Six months ended
                                                          June 30,                      June 30,
                                                 --------------------------    --------------------------
(dollars in thousands)                               2007           2006           2007           2006
                                                 -----------    -----------    -----------    -----------
Average outstanding                              $   814,735    $   339,032    $   726,950    $   286,462
Weighted average interest rate
  (including effect of interest rate swaps)             5.49%          5.64%          5.57%          5.11%
Average notional amount of interest rate swaps   $   607,572    $   148,607    $   582,723    $    91,803
Weighted average rate of interest rate swaps            5.18%          4.96%          5.18%          4.72%

General and administrative expenses increased for the three and six months ended June 30, 2007, as compared to 2006, due to higher legal fees resulting from a larger amount of watched assets as our portfolio has grown, recurring CDO administrative costs incurred during the 2007 period as a result of our 2006 CDO securitization and increased servicing costs. During 2006, our servicing costs were paid through quarterly expense reimbursements made to our Advisor. These increases were partially offset by decreased insurance costs, decreased stock option costs (all of which were fully amortized in April 2006) and excise tax accrual (as no excise taxes are anticipated for 2007).

Fees to Advisor decreased for the 2007 periods, as compared to 2006, due to lower shared services costs because servicing costs are now billed separately by our Advisor's servicing affiliate, as well as by the absence of an accrual of incentive management fees in the 2007 period, as we do not anticipate current year earnings to reach incentive fee payment hurdles.

Amortization and other costs increased for the 2007 periods, as compared to the same periods in 2006, due to higher deferred financing costs as a result of our 2006 CDO securitization.

OTHER INCOME

Other income decreased for the three and six months ended June 30, 2007, as compared to 2006, primarily due to the sale of our investment in ARCap in 2006, which had earned equity income in the 2006 period.

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

The following table reconciles net income to FFO for the three months ended June 30, 2007 and 2006:

(In thousands)
                                                     Three months ended            Six months ended
                                                          June 30,                      June 30,
                                                ---------------------------   ---------------------------
                                                    2007           2006            2007          2006
                                                ------------   ------------   ------------   ------------
Net income                                      $      3,477   $      5,215   $      8,641   $      7,384

Add back:  Depreciation  of real  property(1)             --            450            336            900
Less: Gain on sale of real property(1)                    --             --         (3,611)            --
                                                ------------   ------------   ------------   ------------

FFO                                                    3,477   $      5,665   $      5,366   $      8,284
                                                ============   ============   ============   ============

Cash flows from:
  Operating activities                          $      3,646   $      3,578   $      5,275   $      5,232
                                                ============   ============   ============   ============
  Investing activities                          $   (186,619)  $   (130,507)  $   (270,947)  $   (130,274)
                                                ============   ============   ============   ============
  Financing activities                          $    175,298   $    129,943   $    264,952   $    117,520
                                                ============   ============   ============   ============

Weighted average shares outstanding:
  Basic                                                8,403          8,304          8,402          8,304
                                                ============   ============   ============   ============
  Diluted                                              8,403          8,304          8,402          8,305
                                                ============   ============   ============   ============

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

As of June 30, 2007, our credit facilities consisted of:

     o    repurchase facilities; and
     o    a related party line of credit.

Repurchase Facilities
---------------------

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (i.e., lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call). Margin calls result from a decline in the value of our investments collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such investments. This could result from principal reduction of such investments due to scheduled amortization payments or unscheduled principal prepayments on the mortgages underlying our investments, changes in market interest rates and other market factors. To cover a margin call, we may pledge additional securities or cash.

Through June 30, 2007, we paid approximately $450,000 due to margin calls on our repurchase facility with Liquid Funding. We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due and to fund dividends we declare as well as to actively pursue our investment strategies. However, should market interest rates and/or prepayment speeds on our investments suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At June 30, 2007, we had the following repurchase facilities in place:

DEBT SECURITIES

As a vehicle to leverage our investments in debt securities, we have repurchase agreements with two counterparties, RBC Capital Markets and UBS Financial Services. These facilities offer advance rates between 94% and 97% of collateral value and borrowing rates between LIBOR minus 0.03% and LIBOR plus 0.10%. The borrowings are subject to 30-day settlement terms. As of June 30, 2007, the amount outstanding under these repurchase facilities was $75.6 million, with a weighted average interest rate of 4.62% including the effects of interest rate hedges in place on these facilities.

OTHER INVESTMENT CLASSES

During 2006, we began financing our investment growth by utilizing CDO securitizations. Prior to a securitization, we finance investments through a repurchase facility, which is repaid from the proceeds received when the CDO securitization is complete.

During December 2006, we executed a repurchase agreement with Citigroup for the purpose of funding investment activity. Advance rates on the borrowings from this facility, ranging from 80% to 90% of collateral value, are determined on an asset-by-asset basis. Interest on the borrowings, which ranges from LIBOR plus 0.40% to LIBOR plus 1.25%, is also determined on an asset-by-asset basis. The repurchase facility expires upon completion of a second planned CDO securitization, or December 2007, whichever comes first. At June 30, 2007, we had approximately $266.6 million of borrowings outstanding under this facility at a weighted average interest rate of 5.31%, including the effects of interest rate hedges.

In the event we do not complete the anticipated CDO securitization, we believe that we can extend the existing facility or refinance it with another lending institution.

During the second quarter of 2007, we executed repurchase agreements with Bear Stearns and Liquid Funding for the purpose of providing financing for our investments in CMBS and CDO securities. Advance rates on the borrowings from the Bear Stearns facility range from 58-80% of the collateral value and interest on the borrowings ranged from 30-day LIBOR plus 0.55% to 30-day LIBOR plus 0.85%.
The borrowings are subject to 30-day settlement terms. Advance rates on the borrowings from Liquid Funding facility are at 73% of the collateral value and interest on these borrowings is at 30-day LIBOR plus 0.50%. The borrowings are subject to 30-day settlement terms. At June 30, 2007, we had approximately $60.9 million of borrowings outstanding under these facilities at a weighted average interest rate of 5.94%, including the effects of interest rate hedges.

Related Party Line of Credit
----------------------------

We finance our remaining investing activity primarily through borrowings from a credit facility we maintain with Centerline, which was amended in April 2007 to increase our borrowing capacity and extend the maturity date of the facility to June 2008. This $80.0 million facility offers borrowing rates of LIBOR plus 3.00%. As of June 30, 2007, the amount outstanding was $57.6 million with a weighted average interest rate of 8.32%. We had approximately $22.4 million available to borrow on this line at June 30, 2007.

Other Financing
---------------

As noted above, in 2006, we began financing our investment growth by utilizing CDO securitizations. At June 30, 2007, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.42%, including the effects of interest rate hedges.

We have capacity to raise approximately $170.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. Of this amount, we issued $17.0 million of preferred securities in July 2007 (see Note 15 to our condensed consolidated financial statements). If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

SUMMARY OF CASH FLOWS

During the six months ended June 30, 2007, as compared to the six months ended June 30, 2006, the net change in cash and cash equivalents increased by approximately $6.8 million. Operating cash flows were consistent with the prior year period. While net income excluding the gain on sale of our real estate owned was lower than in 2006, this decrease was offset by lower payments to our Advisor.

An increase in net cash used in investing activities (approximately $140.7 million) was due to investments made in mortgage loans, CMBS and CDO securities during 2007 as compared to lower origination activity in the 2006 period, partially offset by proceeds received from the sale of real estate owned and a higher amount of principal repayments made on our mortgage loans.

The increase in net cash provided by financing activities (approximately $147.4 million) can be attributed to the higher level of investing activity during the 2007 period, offset by partial repayments of the repurchase facilities and our related party line of credit.

LIQUIDITY REQUIREMENTS AFTER JUNE 30, 2007

During July 2007, we partially or fully funded approximately $25.3 million of first mortgage loans, mezzanine loans and CMBS. Financing for these acquisitions was made through our related party line of credit or repurchase facilities.

During July and August 2007, we paid approximately $2.7 million due to margin calls on our repurchase facility with Liquid Funding.

During August 2007, dividends of approximately $1.9 million ($0.225 per share), which were declared in June 2007, will be paid to common shareholders.

OTHER MATTERS

We are not aware of any trends or events, commitments or uncertainties, which have not otherwise been disclosed that will or are likely to impact liquidity in a material way.

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the six months ended June 30:

(In thousands)                                      2007                 2006
                                                ------------        ------------
Total dividends                                 $      3,782        $      6,644
                                                ============        ============

None of the dividends constituted a return of capital.

Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 14 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods as of June 30, 2007, are contained below.

                                                                    Payments Due by Period
                                                                        (In thousands)
                                              -------------------------------------------------------------------
                                                             Less than                                 More than
                                                 Total        1 Year      1 - 3 Years   3 - 5 Years     5 Years
                                              -----------   -----------   -----------   -----------   -----------
Debt:
  CDO notes payable (1)(2)                    $   362,000   $        --   $        --   $        --   $   362,000
  Repurchase facilities:
    Debt securities (1)(2)                         75,604        75,604            --            --            --
    Other investment classes(1)(2)(3)             327,520       327,520            --            --            --
  Preferred shares of subsidiary
    (subject to mandatory repurchase)(1)(2)        25,000            --            --            --        25,000
  Line of credit - related party (1)(2)            57,600        57,600            --            --            --
Funding Commitments:
  Future funding loan commitments                   9,159         9,159            --            --            --
                                              -----------   -----------   -----------   -----------   -----------

Total                                         $   856,883   $   469,883   $        --   $        --   $   387,000
                                              ===========   ===========   ===========   ===========   ===========


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management has the ability and intent to renew, refinance or remarket the borrowings beyond their current due dates.
(2) Includes principal amounts only. At June 30, 2007, the weighted average interest rate on our debt was 6.06%.
(3) Approximately  $266.6  million  of this  debt  is  related  to a  repurchase facility that will be repaid upon the closing of our second CDO securitization currently anticipated to take place during the second half of 2007.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we have originated variable-rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings that have variable interest rates that reset relatively rapidly, such as weekly, monthly, or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under our related party line of credit, repurchase facilities and our subsidiary's preferred securities subject to mandatory redemption bear interest at rates that fluctuate with LIBOR.

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

Based on the $847.7 million of borrowings outstanding at June 30, 2007, of which $176.5 million remains unhedged, a 1% change in LIBOR would impact our annual net income and cash flows by approximately $1.8 million. However, as the interest income from some of our loans is also based on LIBOR, a 1% change in LIBOR would impact our annual net income and cash flows from such loans by approximately $1.3 million. The net effect of a 1% change in LIBOR would therefore result in a change of our annual net income by approximately $421,000. In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties securing such loans to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

If we complete a second CDO transaction, substantially all of our debt will be fixed through interest rate swaps on the CDO debt.

ITEM 4.  CONTROLS AND PROCEDURES.

(a) EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b) INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any changes in our internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS.

          We are not party to any pending material legal proceedings.

ITEM 1A.  RISK FACTORS.

          There have been no material changes to the risk factors as disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

          The company held its annual meeting of shareholders on June 12, 2007. The shareholders elected Jeff T. Blau, James L. Duggins, George P. Jahn, Harry Levine, Scott M. Mannes, Stanley R. Perla, and Marc D. Schnitzer as trustees for one-year terms which will expire in 2008. Common shares of beneficial interest were voted as follows:

               Trustee nominee                   For           Abstain/withheld
              -----------------               ---------        -----------------

              Jeff T. Blau                    6,320,626            1,251,932
              James L. Duggins                7,342,458              230,100
              George P. Jahn                  7,369,139              203,419
              Harry Levine                    7,369,755              202,803
              Scott M. Mannes                 7,362,941              209,617
              Stanley R. Perla                7,372,912              199,646
              Marc D. Schnitzer               7,332,612              239,946

          There were no votes "against" any of the nominees.

          The shareholders were also asked to ratify the appointment of Deloitte & Touche LLP as the independent registered public accountants of American Mortgage Acceptance Company. The ratification was identified as proposal 2 in the proxy statement for the annual meeting and approved by the shareholders. Common Shares of beneficial interests were voted on as follows:

              For                                                  7,389,057
              Against                                                139,971
              Abstain                                                 43,530

ITEM 5.   OTHER INFORMATION.  None

ITEM 6.   EXHIBITS.

          31.1 Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          31.2 Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

          32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

          *    Filed herewith.

                                   SIGNATURES



Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date: August 8, 2007          By:     /s/ James L. Duggins
                                      --------------------
                                      James L. Duggins
                                      Chief Executive Officer
                                      (Principal Executive Officer)


Date: August 8, 2007          By:     /s/ Robert L. Levy
                                      ------------------
                                      Robert L. Levy
                                      Chief Financial Officer
                                      (Principal Financial Officer and Principal
                                         Accounting Officer)

                                                                    Exhibit 31.1



   CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002.

I, James L. Duggins, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007, of American Mortgage Acceptance Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


         Date:  August 8, 2007                By:  /s/ James L. Duggins
                                                   --------------------
                                                   James L. Duggins
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                                    Exhibit 31.2



   CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302 OF THE
                          SARBANES-OXLEY ACT OF 2002.

I, Robert L. Levy, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended June 30, 2007, of American Mortgage Acceptance Company;

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

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


         Date:  August 8, 2007             By:  /s/ Robert L. Levy
                                                ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                                    Exhibit 32.1



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending June 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), James
L. Duggins, as Chief Executive Officer of the Company, and Robert L. Levy, as Chief Financial Officer of the Company each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



By:  /s/ James L. Duggins                           By:  /s/ Robert L. Levy
     --------------------                                ------------------
     James L. Duggins                                    Robert L. Levy
     Chief Executive Officer                             Chief Financial Officer
     August 8, 2007                                      August 8, 2007


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.