Form 10-Q
period 2007-09-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2007-11-09
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007


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



                                 (212) 317-5700
               Registrant's telephone number, including area code


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).Large Accelerated filer [ ] Accelerated filer [X] Non-accelerated filer [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of October 31, 2007, there were 8,406,028 outstanding common shares of the registrant's shares of beneficial interest, $0.10 par value.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                                    FORM 10-Q




                                                                            PAGE

PART I - FINANCIAL INFORMATION
Item 1.    Financial Statements                                                3
Item 2.    Management's Discussion and Analysis of Financial Condition
             and Results of Operations                                        19
Item 3.    Quantitative and Qualitative Disclosures about Market Risk         30
Item 4.    Controls and Procedures                                            30


PART II - OTHER INFORMATION
Item 1.    Legal Proceedings                                                  31
Item 1A.   Risk Factors                                                       31
Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds        32
Item 3.    Defaults Upon Senior Securities                                    32
Item 4.    Submission of Matters to a Vote of Security Holders                32
Item 5.    Other Information                                                  32
Item 6.    Exhibits                                                           32

SIGNATURES                                                                    33

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                      September 30,   December 31,
                                                                          2007            2006
                                                                      ------------    ------------
                                                                      (Unaudited)
                                     ASSETS

Cash and cash equivalents                                             $     11,528    $      7,553
Restricted cash                                                              2,507          14,951
Investments:
  Mortgage loans receivable, net (Note 2)                                  710,733         545,898
  Available-for-sale investments, at fair value (Note 3):
    Debt securities                                                         71,528          82,582
    CMBS                                                                   108,621              --
    CDO securities                                                           8,672              --
    Mortgage revenue bonds                                                   4,860           4,967
  Real estate owned - discontinued operations (Note 4)                          --          48,692
Accounts receivable                                                         11,165           7,670
Deferred charges and other assets, net (Note 5)                              7,456           8,671
                                                                      ------------    ------------

Total assets                                                          $    937,070    $    720,984
                                                                      ============    ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY


Liabilities:
  CDO notes payable                                                   $    362,000    $    362,000
  Repurchase facilities (Note 6)                                           399,780         163,576
  Line of credit - related party (Note 13)                                  39,300          15,000
  Preferred shares of subsidiary (subject to mandatory repurchase)          25,000          25,000
  Mortgages payable on real estate owned - discontinued operations
    (Note 4)                                                                    --          39,944
  Accounts payable and accrued expenses (Notes 7 and 9)                     27,024          13,666
  Due to Advisor and affiliates (Note 13)                                    1,607           1,670
  Dividends payable                                                          2,110          15,120
                                                                      ------------    ------------

Total liabilities                                                          856,821         635,976
                                                                      ------------    ------------

Commitments and contingencies (Note 14)

Shareholders' equity (Note 10):
  7.25% Series A Cumulative Convertible Preferred Shares, no par
    value; 680 shares issued and outstanding in 2007                        16,237              --
  Common shares of beneficial interest; $0.10 par value; 25,000 shares authorized; 8,821 issued and 8,406 outstanding in 2007
    and 8,815 issued and 8,400 outstanding in 2006                             882             881
  Treasury shares of beneficial interest at par; 415 shares in 2007
    and 2006                                                                   (42)            (42)
  Additional paid-in capital                                               128,048         127,971
  Accumulated deficit                                                      (37,612)        (40,174)
  Accumulated other comprehensive loss (Note 11)                           (27,264)         (3,628)
                                                                      ------------    ------------

Total shareholders' equity                                                  80,249          85,008
                                                                      ------------    ------------

Total liabilities and shareholders' equity                            $    937,070    $    720,984
                                                                      ============    ============

     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                   (UNAUDITED)

                                                        Three Months Ended          Nine Months Ended
                                                           September 30,               September 30,
                                                     ------------------------    ------------------------
                                                        2007          2006          2007          2006
                                                     ----------    ----------    ----------    ----------
Revenues:
  Interest income                                    $   16,868    $    8,486    $   43,753    $   21,244
  Other revenues                                             80            23         1,008           185
                                                     ----------    ----------    ----------    ----------
    Total revenues                                       16,948         8,509        44,761        21,429
                                                     ----------    ----------    ----------    ----------

Expenses:
  Interest                                               11,757         5,669        30,890        12,255
  Interest - distributions to preferred shares of
    subsidiary                                              554           591         1,677         1,665
  General and administrative                              1,548         1,267         2,696         2,245
  Impairment of investments                               1,276         4,632         1,276         4,632
  Fees to Advisor and affiliates (Note 13)                1,044         3,092         2,929         4,895
  Amortization and other                                    208            13           609            43
                                                     ----------    ----------    ----------    ----------
    Total expenses                                       16,387        15,264        40,077        25,735
                                                     ----------    ----------    ----------    ----------

Other income (loss):
  Gain on sale of ARCap                                      --        19,223           337        19,223
  Change in fair value of derivative instruments           (689)      (10,439)          (39)       (8,416)
  Equity in earnings of ARCap                                --           (76)           --         3,000
  Loss on repayment or sale of investments                  (59)         (755)          (59)         (908)
                                                     ----------    ----------    ----------    ----------
  Total other income (loss)                                (748)        7,953           239        12,899
                                                     ----------    ----------    ----------    ----------

  Income (loss) from continuing operations                 (187)        1,198         4,923         8,593

  Income from discontinued operations, including
    gain on sale of real estate owned                        --            36         3,531            25
                                                     ----------    ----------    ----------    ----------

Net income (loss)                                          (187)        1,234         8,454         8,618
                                                     ----------    ----------    ----------    ----------

7.25% Convertible Preferred dividend requirements          (219)           --          (219)           --
                                                     ----------    ----------    ----------    ----------

Net income (loss) available to common shareholders   $     (406)   $    1,234    $    8,235    $    8,618
                                                     ==========    ==========    ==========    ==========

Earnings per share (Note 12):

  Basic
  -----
  Income (loss) from continuing operations           $    (0.05)   $     0.14    $     0.56    $     1.03
  Income from discontinued operations                        --          0.01          0.42          0.01
                                                     ----------    ----------    ----------    ----------

  Net income (loss)                                  $    (0.05)   $     0.15    $     0.98    $     1.04
                                                     ==========    ==========    ==========    ==========

  Diluted
  -------
  Income (loss) from continuing operations           $    (0.05)   $     0.14    $     0.56    $     1.03
  Income from discontinued operations                        --          0.01          0.40          0.01
                                                     ----------    ----------    ----------    ----------

  Net income (loss)                                  $    (0.05)   $     0.15    $     0.96    $     1.04
                                                     ==========    ==========    ==========    ==========

  Dividends per share                                $    0.225    $    0.400    $    0.675    $    1.200
                                                     ==========    ==========    ==========    ==========

Weighted average shares outstanding:
  Basic                                                   8,406         8,307         8,404         8,305
                                                     ==========    ==========    ==========    ==========
  Diluted                                                 8,406         8,315         8,794         8,308
                                                     ==========    ==========    ==========    ==========


     See accompanying notes to condensed consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                 Nine Months Ended
                                                                   September 30,
                                                              ----------------------
                                                                 2007         2006
                                                              ---------    ---------
Cash flows from operating activities:
  Net income                                                  $   8,454    $   8,618

Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation expense                                              336        1,334
  Gain on sale of ARCap                                            (337)     (19,223)
  Equity in earnings of ARCap                                        --       (3,000)
  Distributions received from ARCap                                  --        4,037
  (Gain) sale on sale of real state owned                        (3,611)          98
  Loss on impairment or disposal of investments                   1,335        5,510
  Change in fair value of derivative instruments                     39        8,416
  Amortization and accretion                                        194         (212)
  Other non-cash (income) expense                                  (565)          89
  Changes in operating assets and liabilities:
    Accounts receivable                                          (3,495)        (611)
    Other assets                                                     (1)         126
    Due to Advisor and affiliates                                   (63)         836
    Accounts payable and accrued expenses                         8,277        2,916
                                                              ---------    ---------

Net cash provided by operating activities                        10,563        8,934
                                                              ---------    ---------

Cash flows from investing activities:
  Funding and purchase of mortgage loans                       (246,589)    (294,976)
  Principal repayments of mortgage loans                         81,199        9,993
  Investment in CMBS                                           (123,052)          --
  Investment in CDO securities                                  (10,061)          --
  Principal repayments or sale of debt securities                 9,352       56,785
  Prepayment penalty from debt security refinancing                  --        3,200
  Return of capital and proceeds from the sale of ARCap             337       37,181
  Decrease (increase) in restricted cash                         12,444       (5,580)
  Proceeds from sale of real estate owned                        11,987           --
  Principal repayments on real estate owned                          36           --
  Principal repayments of mortgage revenue bonds                    137        1,622
                                                              ---------    ---------

Net cash used in investing activities                          (264,210)    (191,775)
                                                              ---------    ---------

                                   (CONTINUED)
                                        5

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                            Nine Months Ended
                                                              September 30,
                                                         ----------------------
                                                            2007         2006
                                                         ---------    ---------
Cash flows from financing activities:
  Proceeds from repurchase facilities                    $ 357,223    $ 270,418
  Repayments of repurchase facilities                     (121,019)     (70,875)
  Proceeds from line of credit - related party             189,715      123,442
  Repayments of line of credit - related party            (165,415)    (123,442)
  Repayments of warehouse facility                              --       (4,070)
  Deferred financing costs                                    (217)      (1,953)
  Dividends paid to shareholders                           (18,902)      (9,966)
  Stock options exercised                                       --          316
  Issuance of preferred shares                              17,000           --
  Equity offering costs                                       (763)          --
                                                         ---------    ---------

Net cash provided by financing activities                  257,622      183,870
                                                         ---------    ---------

Net increase in cash and cash equivalents                    3,975        1,029

Cash and cash equivalents at the beginning of the year       7,553       11,214
                                                         ---------    ---------

Cash and cash equivalents at the end of the period       $  11,528    $  12,243
                                                         =========    =========


     See accompanying notes to condensed consolidated financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC", "we", "us", "our", and "our Company". We are externally managed by Centerline/AMAC Manager Inc. (the "Advisor", formerly CharterMac AMI Associates, Inc.), which acts as our Advisor and is an indirect subsidiary of Centerline Holding Company ("Centerline", formerly CharterMac). Centerline also owns 5.9% of our common shares of beneficial interest ("Common Shares") and 41.2% of our 7.25% Series A cumulative convertible preferred shares ("Preferred Shares") at September 30, 2007 (see Notes 10 and 13). We operate in one business segment.

The condensed consolidated financial statements have been prepared without audit. In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of September 30, 2007, and the results of our operations and our cash flows for the periods then ended. However, the operating results for interim periods may not be indicative of the results for the full year.

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

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

We have reclassified certain prior year amounts to conform to the current year presentation, in particular the reclassification of operating results for our real estate owned portfolio to discontinued operations (see Note 4).

NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement No. 157, FAIR VALUE MEASUREMENTS, which established a framework for measuring the fair value of assets and liabilities as required by numerous other accounting pronouncements and expands disclosure requirements of the fair values of certain assets and liabilities. The statement is effective as of the beginning of our 2008 fiscal year. We are currently evaluating the impact, if any, that the adoption of this statement would have on our consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. This "Fair Value Option" would be available on a contract by contract basis. The effective date for this statement is the beginning of our 2008 fiscal year. We do not plan to adopt the provisions of this statement.

In June 2007, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 07-1, CLARIFICATION OF THE SCOPE OF THE AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES AND ACCOUNTING FOR PARENT COMPANIES AND EQUITY METHOD INVESTORS FOR INVESTMENTS IN INVESTMENT COMPANIES. This SOP provides guidance for determining whether an entity is within the scope of the AICPA AUDIT AND ACCOUNTING GUIDE INVESTMENT COMPANIES (the "Guide"). Entities that are within the scope of the Guide are required, among other things, to carry their investments at fair value, with changes in fair value included in earnings. The provisions of this SOP were to become effective on January 1, 2008. In October 2007, the FASB proposed an indefinite delay of this standard. We continue to assess the impact that the adoption of this SOP would have on our consolidated financial statements and have not determined whether we will be required to apply the provisions of the Guide in presenting our financial statements.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 2 - MORTGAGE LOANS RECEIVABLE, NET

We partially or fully funded 21 first mortgage, bridge and mezzanine loans and subordinated notes, totaling $250.1 million during the nine months ended September 30, 2007, including two to a related party (see Note 13). The loans bear interest at a weighted average interest rate of 7.97% and mature on dates ranging from October 2008 to August 2017. Included in these originations is an $84.0 million participation interest in a mezzanine loan of which $77.6 million was repaid as of September 30, 2007, and the remainder was repaid subsequent to September 30, 2007 (see Note 15).

During February 2007, one of our mortgage loans was repaid, resulting in a one-time participation fee payment of $0.7 million. This payment was recorded in other income in our condensed consolidated statements of income.

At September 30, 2007, $661.9 million of our first mortgage, bridge and mezzanine loans and subordinated notes were partially or fully pledged as collateral under our repurchase facilities or CDO notes payable.

During October 2007, one of our mortgage loans in our specially serviced portfolio was repaid at par with accrued interest, resulting in proceeds of $10.1 million. In addition, in connection with the pending termination of a repurchase facility, we plan to sell certain of these assets (see Note 15). Accordingly, we reclassified these assets as held for sale and recognized a $1.3 million impairment to reflect the market value of these assets as of September 30, 2007.


NOTE 3 -AVAILABLE-FOR-SALE INVESTMENTS, AT FAIR VALUE

We carry all of our available-for-sale investments at their estimated fair values. We record the change in fair value as a component of other comprehensive income within shareholders' equity. If the fair value of an investment is lower than our cost, and we determine that the decline in fair value is other-than-temporary, we record an impairment charge in our Condensed Consolidated Statement of Income.

At  September  30,  2007,  we  had  the  following  investments   classified  as
available-for-sale:

     o debt securities;
     o commercial mortgage-backed securities ("CMBS");
     o collateralized debt obligation ("CDO") securities; and
     o mortgage revenue bonds.

During March 2007, we purchased a $10.1 million investment in CDO securities (class J, K, L, M, N, O and preferred shares), issued by Nomura CRE CDO 2007-2, LTD ("Nomura"). These securities bear interest at a weighted average interest rate of 9.00% and mature in May 2042.

During 2007, we purchased $135.3 million of CMBS, at discounts aggregating $12.2 million, for a net cost of $123.1 million. These securities bear interest at a weighted average interest rate of 5.92% and mature on dates ranging from June 2022 through June 2049.

CMBS investments we hold were comprised of the following as of September 30, 2007:

                             Face                                        Unrealized     Percentage of
(DOLLARS IN THOUSANDS)      amount      Accreted cost    Fair Value        losses        fair value
                        -------------   -------------   -------------   -------------   -------------
Security rating:
   BBB+                 $       4,750   $       4,775   $       4,306   $        (469)            4.0%
   BBB                         69,556          64,685          55,926          (8,759)           51.5
   BBB-                        60,995          53,744          48,389          (5,355)           44.5
                        -------------   -------------   -------------   -------------   -------------
                        $     135,301   $     123,204   $     108,621   $     (14,583)          100.0%
                        =============   =============   =============   =============   =============

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Information regarding our available-for-sale investments is as follows:

(IN THOUSANDS)                                                                    Mortgage
                                  Debt                             CDO            revenue
September 30, 2007             securities         CMBS          securities          bonds           Total
------------------           -------------    -------------    -------------    -------------   -------------
Amortized cost               $      73,994    $     123,204    $      10,063    $       4,710   $     211,971

Unrealized gains                       255               --               --              150             405
Unrealized losses                   (2,721)         (14,583)          (1,391)              --         (18,695)
                             -------------    -------------    -------------    -------------   -------------
Net unrealized gain (loss)          (2,466)         (14,583)          (1,391)             150         (18,290)
                             -------------    -------------    -------------    -------------   -------------

Fair value                   $      71,528    $     108,621    $       8,672    $       4,860   $     193,681
                             =============    =============    =============    =============   =============

December 31, 2006
-----------------
Amortized cost               $      83,496     $         --     $         --    $       4,846   $      88,342

Unrealized gains                       359               --               --              121             480
Unrealized losses                   (1,273)              --               --               --          (1,273)
                             -------------    -------------    -------------    -------------   -------------
Net unrealized gain (loss)            (914)              --               --              121            (793)
                             -------------    -------------    -------------    -------------   -------------

Fair value                   $      82,582     $         --     $         --    $       4,967   $      87,549
                             =============    =============    =============    =============   =============


The fair value and gross unrealized losses of our available for sale investments aggregated by length of time that these individual securities have been in a continuous unrealized loss position at September 30, 2007, and December 31, 2006, is summarized in the table below:

                                    September 30, 2007                         December 31, 2006
                          ---------------------------------------   ---------------------------------------
                           Less than     12 months                   Less than     12 months
(DOLLARS IN THOUSANDS)     12 months      or more        Total       12 months      or more        Total
                          -----------   -----------   -----------   -----------   -----------   -----------
Number of securities:
  Debt securities                   2            11            13             3             9            12
  CMBS                             12            --            12            --            --            --
  CDO securities                    6            --             6            --            --            --
                          -----------   -----------   -----------   -----------   -----------   -----------
Total                              20            11            31             3             9            12

Fair value                $   136,075   $    43,245   $   179,320   $    35,799   $    37,579   $    73,378
Gross unrealized losses   $    16,412   $     2,283   $    18,695   $       246   $     1,027   $     1,273


The unrealized losses shown above are as a result of fluctuations in interest rates and interest rate spreads subsequent to the acquisition of the investments. All of the available-for-sale investments are performing according to their terms. Furthermore, we have the intent and ability to hold these investments to maturity, or at least until interest rates or interest rate spreads change such that the fair value is no longer less than book value. Accordingly, we have concluded that these declines in value are temporary.

At September 30, 2007, $185.7 million of our debt securities, CMBS and CDO securities were pledged as collateral under our repurchase facilities (see Notes 6 and 15).

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)


NOTE 4 - REAL ESTATE OWNED - DISCONTINUED OPERATIONS

During 2007, we sold our economic interest in the Concord portfolio to an affiliated party (see Note 13), resulting in proceeds of $12.0 million and a gain of $3.6 million. During 2006, we sold the Reserve at Autumn Creek Property for proceeds of $4.2 million, and recorded a loss of $0.1 million in the third quarter of 2006. During the fourth quarter of 2006, we received additional proceeds, resulting in a net gain of $0.2 million. As a result of these sales, we have reclassified real estate owned property operations for the current period and all comparable prior periods as discontinued operations, as provided in the table below.

                                             Three months ended         Nine months ended
                                                 September 30,             September 30,
                                           -----------------------   -----------------------
(IN THOUSANDS)                                2007         2006         2007         2006
                                           ----------   ----------   ----------   ----------
Revenues                                   $       --   $    2,303   $    1,815   $    7,034
                                           ==========   ==========   ==========   ==========
Gain (loss) on sale of real estate owned   $       --   $      (98)  $    3,611   $      (98)
                                           ==========   ==========   ==========   ==========
Net income                                 $       --   $       36   $    3,531   $       25
                                           ==========   ==========   ==========   ==========


NOTE 5 - DEFERRED CHARGES AND OTHER ASSETS, NET

Detail of deferred charges and other assets, net is provided in the table below:

                                                  September 30,   December 31,
(IN THOUSANDS)                                         2007            2006
                                                  -------------   -------------
Deferred financing charges, net of accumulated
  amortization of $758 in 2007 and $151 in 2006   $       7,076   $       7,467
Interest rate derivatives (see Note 9)                      318           1,143
Other assets                                                 62              61
                                                  -------------   -------------

Total                                             $       7,456   $       8,671
                                                  =============   =============


NOTE 6 - REPURCHASE FACILITIES

Our repurchase facilities consisted of financing collateralized by investments in mortgage loans, CMBS, bridge notes, mezzanine loans, subordinated notes and CDO securities. They are categorized in the table below by lending institution:

                                                  September 30,   December 31,
(IN THOUSANDS)                                         2007            2006
                                                  -------------   -------------
Citigroup                                         $     290,365   $      84,149
Bear Stearns                                             95,251              --
UBS                                                      14,164          48,928
RBC                                                          --          30,499
                                                  -------------   -------------

Total                                             $     399,780   $     163,576
                                                  =============   =============


Citigroup Facility
------------------

During December 2006, we executed a repurchase facility with Citigroup Global Markets, Inc. ("Citigroup") for the purpose of funding investment activity for a planned CDO securitization. Borrowings on this facility had interest rates of 6.49% at September 30, 2007, as compared to 6.13% at December 31, 2006. See Note 15 regarding the pending termination of this facility on February 28, 2008.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Bear Stearns Facility
---------------------

During 2007, we executed a repurchase facility with Bear Stearns International Limited ("Bear Stearns") for the purposes of financing investments in CMBS and CDO securities. During the third quarter of 2007, we also began to finance a portion of our debt securities portfolio previously financed through other facilities (mentioned below). This facility had borrowings at a weighted average interest rate of 5.57% at September 30, 2007. The borrowings are subject to 30-day settlement terms. See Note 15 regarding the refinancing of certain assets utilizing this facility.

UBS and RBC Facilities
----------------------

We had two repurchase facilities with RBC Capital Markets ("RBC") and UBS Financial Services ("UBS") for the purposes of financing our investments in debt securities. During August of 2007, we obtained new financing for the entire outstanding balance on our RBC repurchase facility along with a portion of the outstanding balance on our UBS repurchase facility utilizing our Bear Stearns facility described above. At September 30, 2007, borrowings on our UBS repurchase facility had an interest rate of 5.18% as compared to 5.39% at December 31, 2006. The borrowings are subject to 30-day settlement terms. Borrowings on our RBC repurchase facility had an interest rate of 5.45% at December 31, 2006. Subsequent to September 30, 2007, the remaining balance on our UBS repurchase facility was refinanced utilizing the Bear Stearns facility (see Note 15). Both of these facilities have been terminated and are no longer available.

Banc of America Facility
------------------------

During the third quarter of 2007, we executed a repurchase agreement with Banc of America Securities, LLC ("Banc of America") to provide financing for investments in mezzanine loans and subordinated notes. There are no outstanding amounts on this facility as of September 30, 2007. Advance rates on borrowings, which will be determined on an asset-by-asset basis, will be subject to 30-day settlement terms. Interest rates on the borrowings will also be determined on an asset-by-asset basis.


NOTE 7 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Detail of accounts payable and accrued expenses is provided in the table below:

                                                  September 30,   December 31,
(IN THOUSANDS)                                         2007            2006
                                                  -------------   -------------
Accrued interest payable                          $      10,416   $       3,078
Interest rate derivatives (see Note 9)                   13,854           8,673
Refundable deposits (1)                                     162           1,161
Other                                                     2,592             754
                                                  -------------   -------------

                                                  $      27,024   $      13,666
                                                  =============   =============

(1) Refundable deposits collected during the due diligence period of a loan transaction that are payable to other parties.


NOTE 8 - INCOME TAXES

We have elected to be treated as a Real Estate Investment Trust ("REIT") under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended ("the Code"). In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets. As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders. Accordingly, no provision for federal income taxes is included in the condensed consolidated financial statements with respect to these operations. We believe we have and intend to continue to operate in a manner that allows us to continue to meet the requirements for taxation as a REIT. Many of these requirements, however, are highly technical and complex. If we were to fail to meet these requirements, we could be subject to federal income tax.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 9 - DERIVATIVE INSTRUMENTS

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments. While we carry derivative instruments in both categories at their estimated fair values on our condensed consolidated balance sheet, the changes in those fair values are recorded differently. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders' equity. If a cash flow hedge is ineffective, we include a portion of the change in its fair value in our condensed consolidated statement of income. With respect to the free-standing derivatives, we always include the change in their fair value in our condensed consolidated statement of income.

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

Effective March 30, 2007, we entered into a three-year interest rate swap to reduce our exposure to possible increases in the variable interest rate on our subsidiary's preferred shares (subject to mandatory repurchase). Under the swap agreement, we are required to pay Bear Stearns a fixed rate of 4.97% on a notional amount of $25.0 million and will receive a floating rate equivalent to three-month LIBOR.

As of September 30, 2007, including the above mentioned swap, we had 50 interest rate swaps with an aggregate notional amount of $656.0 million, which will expire on dates ranging from March 2008 through March 2022 and are designated as cash flow hedges, with the hedged item being the interest payments on our variable-rate repurchase facilities, CDO notes payable and our subsidiary's preferred shares (subject to mandatory repurchase). Amounts in accumulated other comprehensive income (as described above) will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

At inception and on an ongoing basis, we assess whether the swaps are effective in offsetting changes in the variable cash flows of the hedged item. We measure ineffectiveness of our cash flow hedges on a quarterly basis and record any ineffectiveness in interest expense on the condensed consolidated statements of income. With the exception of one, all of our swaps have been effective, and we expect they will continue to be effective in the future. We have recorded an expense of $0.3 million related to ineffectiveness on one swap. This swap includes an embedded financing component, which has caused and will continue to cause some ineffectiveness, within the limits allowed by Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to maintain hedge accounting.

In connection  with the  disposition and refinancing of certain assets (see Note
15), we expect to terminate 44 of these swaps in the fourth quarter of 2007 and the first quarter of 2008. Of the agreements to be terminated in connection with the disposition of 24 assets (with $0.9 million of aggregate unrealized losses included in accumulated other comprehensive income as of September 30, 2007), we will record a charge to expense upon termination. In connection with the refinancing of certain assets, we terminated seven of these swaps in November 2007 (with $2.0 million of aggregated unrealized losses included in accumulated other comprehensive income as of September 30, 2007) resulting in a termination fee of $2.6 million. This termination fee will be recorded as expense on the date of termination in the fourth quarter of 2007, incorporating the realization of these previously unrealized losses. For the other agreements to be terminated (with $1.2 million of aggregate unrealized losses included in accumulated other comprehensive income as of September 30, 2007), we plan to redesignate the hedges upon refinancing of the debt. The termination costs associated with those swaps will be amortized into expense over the lives of the new hedging relationships.

For swap agreements that we do not plan to terminate, we estimate that $2.3 million of the net unrealized losses included in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

FREE-STANDING DERIVATIVES RELATED TO INVESTMENTS

We have three interest rate swaps with an aggregate notional amount of $20.1 million, which expire on dates ranging from February 2017 through July 2017, that are hedging changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

We are required to maintain a minimum balance of collateral with Banc of America in connection with these interest rate swaps. From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral with Banc of America. These payments are held as deposits with Bank of America and will be used to settle the swap at termination date if market rates fall below the fixed rates on the swaps. At September 30, 2007, we had $0.6 million of deposits held by Banc of America.

As with certain of the cash flow hedges described above, we expect that these swaps will be terminated in the fourth quarter of 2007 (see Note 15).

FINANCIAL STATEMENT IMPACT

Interest rate swaps in a net liability position are recorded in accounts payable and accrued expenses (see Note 7) and those in a net asset position are recorded in deferred charges and other assets (see Note 5). The amounts recorded are provided in the table below:

                         September 30,    December 31,
(IN THOUSANDS)                2007            2006       Dollar Change   Percent Change
                         -------------   -------------   -------------   --------------
Net asset position       $         318   $       1,143   $        (825)          (72.2)%
Net liability position         (13,854)         (8,673)         (5,181)          (59.7)
                         -------------   -------------   -------------   -------------

Net                      $     (13,536)  $      (7,530)  $      (6,006)          (79.8)%
                         =============   =============   =============   =============


Net income included the following related to our free-standing derivatives and interest rate hedges:

                                       Three Months Ended            Nine Months Ended
                                          September 30,                 September 30,
                                   --------------------------    --------------------------
(IN THOUSANDS)                         2007           2006           2007           2006
                                   -----------    -----------    -----------    -----------
Included in interest expense:
  Interest receipts                $       403    $       187    $     1,143    $       378
  Interest payments                       (125)           (32)           (32)           (87)
Change in fair value included in
  other income                            (689)       (10,439)           (39)        (8,416)
                                   -----------    -----------    -----------    -----------

  Net                              $      (411)   $   (10,284)   $     1,072    $    (8,125)
                                   ===========    ===========    ===========    ===========


NOTE 10 - SHAREHOLDERS' EQUITY

In July 2007, we issued 680,000 Preferred Shares for gross proceeds of $17.0 million. Net of underwriters fees and expenses, our net proceeds were $16.2 million. The shares carry a cumulative preferred 7.25% return based upon the liquidation amount of $25.00 per share and have no stated maturity. Holders of the shares may convert them into 1.5 million common shares, and we may also redeem the shares at our option after July 2012. These shares have no voting rights. Centerline purchased 280,000 Preferred Shares (see Note 13).

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 11 - COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) for the nine months ended September 30, 2007 and 2006 was as follows:

                                                      Nine Months Ended
                                                         September 30,
                                                   ------------------------
(IN THOUSANDS)                                        2007          2006
                                                   ----------    ----------
Net income                                         $    8,454    $    8,618
Net unrealized loss on derivative instruments          (6,140)         (382)
Net unrealized holding loss on investments            (17,497)       (6,753)
Reclassification adjustment for realized loss on
  investments                                              --         2,224
                                                   ----------    ----------

Comprehensive income (loss)                        $  (15,183)   $    3,707
                                                   ==========    ==========


NOTE 12 - EARNINGS PER SHARE ("EPS")

Diluted earnings per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method. The dilutive effect of the preferred shares is calculated on the if-converted method. For the three months ended September 30, 2007, the effect of the assumed conversion of our preferred shares is not included as the effect would be antidilutive.

                                                        Three Months Ended                     Nine months Ended
                                                        September 30, 2007                     September 30, 2007
                                              -------------------------------------   ------------------------------------
(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)        Income        Shares     Per Share      Income       Shares     Per Share
-------------------------------------------   -----------   ----------   ----------   ----------   ----------   ----------
Income (loss) from continuing operations      $      (187)                            $    4,923
Preferred dividends                                  (219)                                  (219)
                                              -----------                             ----------
Income (loss) from continuing operations
  available to shareholders (Basic EPS)              (406)       8,406   $    (0.05)       4,704        8,404   $     0.56
                                                                                                   ==========   ==========
Effect of dilutive securities                          --           --                       219          390
                                              -----------   ----------                ----------   ----------
Diluted EPS from continuing operations        $      (406)       8,406   $    (0.05)  $    4,923        8,794   $     0.56
                                              ===========   ==========   ==========   ==========   ==========   ==========

                                                        Three Months Ended                     Nine months Ended
                                                        September 30, 2007                     September 30, 2007
                                              -------------------------------------   ------------------------------------
                                                Income        Shares     Per Share      Income       Shares     Per Share
-------------------------------------------   -----------   ----------   ----------   ----------   ----------   ----------
Income from continuing operations             $     1,198                             $    8,593
Preferred dividends                                    --                                     --
                                              -----------                             ----------
Income from continuing operations available
  to shareholders (Basic EPS)                       1,198        8,307   $     0.14        8,593        8,305   $     1.03
                                                                         ==========                             ==========
Effect of dilutive securities                          --            8                        --            3
                                              -----------   ----------                ----------   ----------
Diluted EPS from continuing operations        $     1,198        8,315   $     0.14   $    8,593        8,308   $     1.03
                                              ===========   ==========   ==========   ==========   ==========   ==========

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

NOTE 13 - RELATED PARTY TRANSACTIONS

The following summarizes all costs paid or payable to our Advisor and its affiliates:

                                                     Three months ended        Nine months ended
(IN THOUSANDS)                                          September 30,             September 30,
                                                  -----------------------   -----------------------
                                                     2007         2006         2007         2006
                                                  ----------   ----------   ----------   ----------
Fees to Advisor and affiliates:
  Shared services expenses                        $      474   $      450   $    1,267   $    1,149
  Asset management fees                                  421          486        1,240        1,402
  Servicing fees                                         149           --          422           --
  Incentive management fee(1)                             --        2,156           --        2,344
                                                  ----------   ----------   ----------   ----------

Total fees to Advisor and affiliates              $    1,044   $    3,092   $    2,929   $    4,895
                                                  ==========   ==========   ==========   ==========

Other costs:
  Interest paid on related party line of credit   $      856   $      360   $    1,758   $    1,105
                                                  ==========   ==========   ==========   ==========

(1) Accrual based on the proportion of actual earnings as compared to estimates of full-year results at September 30, 2006. Later in 2006, when it was determined that certain financial thresholds would not be achieved, the accrual was reversed and no incentive fees were paid. In 2007, no incentive fees are accrued, as we do not anticipate current year earnings to reach incentive fee payment hurdles.

Fees to Advisor and Affiliates
------------------------------

ADVISORY AGREEMENT

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

II.  Loan origination fees      Our Advisor is entitled to receive, with respect
                                to   each  investment  originated  by  us,   the
                                origination points,  if any,  paid by borrowers.
                                In   connection   with   the   acquisition    of
                                investments  for us, our Advisor also may act as
                                an advisor to third  parties  which  participate
                                with  us  in  such  investments  and may receive
                                origination points,  if any,  from  such   third
                                parties  or  their  borrowers.  In the event our
                                Advisor  is  not  entitled   to  an  origination
                                fee from a  borrower  for a  loan  the   Advisor
                                originated for investment by us, we will pay an origination fee or a referral fee consistent with industry practice, amount and terms.

III. Annual incentive           Our  Advisor  is  entitled  to receive incentive
     management fees            compensation for  each fiscal year in  an amount
                                equal to the product of:


                                (A)   25% of the dollar amount by which

                                      (1)   Adjusted   Funds   from   Operations
                                            ("AFFO")   before   this   incentive
                                            management  fee per share  (based on
                                            the  weighted   average   number  of
                                            shares  outstanding)  and  excluding
                                            non-cash  gains or losses due to the
                                            recording of fair value hedges

                                      exceeds

                                      (2)   the weighted average per share value
                                            of (x) $20 and  (y) the  prices  per
                                            share of any secondary  offerings by
                                            the   Company   multiplied   by  the
                                            greater of:

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

                                            (a) 9.00%; and

                                            (b) the Ten-Year U.S.  Treasury Rate
                                                plus 2.00% per annum

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

V.   Termination Fees           The Advisory agreement will be subject to  early
                                termination for "cause", without payment of a termination fee. However, if termination occurs without cause, or is not renewed after its one-year term, the Advisor will be entitled to receive a termination fee based on historical
                                Asset Management and Annual Incentive Management fees or a market rate.

Prior to the March 2007 amendment to the Advisory Agreement, the following fees were paid to the Advisor differently than they are currently paid:

     o ASSET MANAGEMENT FEES - We paid asset management fees equal to 1.75% of our total equity balance, adjusted by certain costs and one-time events.

     o INCENTIVE MANAGEMENT FEES - We paid incentive management fees based on a calculation that used an AFFO and specified yield-based threshold. Payment of this fee was made in cash only.

Other fees as described above are consistent with the Advisory Agreement prior to the March 2007 amendment.

SERVICING FEES

We pay Centerline Servicing Inc ("CSI"), an affiliate of Centerline, a fee for servicing and special servicing our mortgage loans and other investments equal to the Advisor's actual costs of performing such services but not less than 0.08% per year of the principal balance of the related mortgage loan or other investment.

Other Related Party Transactions
--------------------------------

During 2006, we entered into a co-investment agreement with Centerline Real Estate Special Situations Mortgage Fund LLC ("CRESS"), whereby we and CRESS participate in investment opportunities that are originated by affiliates and which meet the investment criteria of both companies. A portion of our 2007 investments was made pursuant to this agreement, and we will continue to pursue investment opportunities with CRESS in the future.

During March 2007, we sold our economic interest in the Concord properties to CRESS (see Note 4).

During April 2007, we amended our revolving credit facility with Centerline to increase our borrowing capacity from $50.0 million to $80.0 million. The maturity date of the facility was also extended to June 2008 with a one-year optional extension. In the opinion of our Advisor, the terms of this facility are consistent with those of transactions with independent third parties. At September 30, 2007, and December 31, 2006, we had $39.3 million and $15.0 million, respectively, in borrowings outstanding, bearing interest at a rate of 8.12% and 8.35%, respectively.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

During 2007, we partially or fully funded 21 first mortgage, bridge and mezzanine loans and subordinated notes, totaling $250.1 million (see Note 2), originated by Centerline Mortgage Capital Inc. ("CMC", formerly CharterMac Mortgage Capital Corporation), an affiliate of our Advisor. CMC received $0.9 million in loan origination fees related to these originations, all of which were paid by the borrowers.

During 2007, we funded two mezzanine loans aggregating $50.7 million to properties developed by a company partly owned by the chairman of Centerline. Those transactions were approved by the independent members of our Board of Trustees and, in the opinion of management, the terms of these mezzanine transactions were consistent with independent third-party transactions.

During March 2007, Centerline entered into a 10b5-1 Plan whereby it may purchase our common shares in open market purchases based on pre-determined parameters, up to the 9.8% share ownership limit in our trust agreement. Through September 30, 2007, it has purchased 494,000 common shares under this plan, amounting to 5.9% of our outstanding common shares at September 30, 2007. Centerline has also purchased 280,000 of our preferred shares that we issued in July 2007 (see Note
10), which amounts to an aggregate economic ownership percentage of over 10%, assuming all preferred shares were converted to common shares.


NOTE 14 - COMMITMENTS AND CONTINGENCIES

Guarantees
----------

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC. Pursuant to the agreement with CMC, Centerline guaranteed CMC's obligations, and we agreed to indemnify both CMC and Centerline for any losses incurred in exchange for retaining all fees that we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at September 30, 2007, was $3.1 million, although we expect that we will not be called upon to fund these guarantees.

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

Future Funding Commitments
--------------------------

We are committed to additionally fund the following first mortgage and mezzanine loans at September 30, 2007:

                                                                     (IN THOUSANDS)
                                                              Maximum Amount of Commitment
                                                       ------------------------------------------
                                                                       Less than
Issue Date          Project             Location           Total         1 Year       1-3 Years
----------   --------------------   ----------------   ------------   ------------   ------------
Apr-05       Atlantic Hearthstone   Hillsborough, NJ   $        431   $        431   $         --
Nov-06       12 Atlantic Station    Atlanta, GA               1,000          1,000             --
Feb-07       Aberdeen Apartments    Houston, TX                 245            245             --
Jun-07       122 Greenwich Ave      New York, NY              4,968          4,968             --
                                                       ------------   ------------   ------------

Total Future Funding Commitments                       $      6,644   $      6,644   $         --
                                                       ============   ============   ============


NOTE 15 - Market Conditions and Subsequent Events

Beginning in July 2007, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to single-family subprime mortgage assets, to which we are not exposed, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. Nonetheless, Management believes our current financing sources and cash flows from operations are adequate to meet our ongoing liquidity needs for the near term.

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (CONTINUED)

Due to these market factors, in October 2007, we decided not to pursue a second CDO securitization. In connection with that determination, we entered into an agreement that will terminate our Citigroup repurchase facility on February 28, 2008, and we recorded a charge to general and administrative expense of $1.1 million in the third quarter of 2007 to accrue estimated costs incurred through September 30, 2007, that we would have paid at closing of the CDO. With respect to assets pledged as collateral for the Citigroup facility and in accordance with the termination agreement, we plan to refinance our mezzanine loans, subordinated notes and CMBS utilizing our other repurchase facilities. We also plan to sell all of the first mortgages pledged as collateral for the Citigroup line to a third party and recognized an impairment loss of $1.3 million as of September 30, 2007, reflecting the market value of the loans as of that date. Any difference between proceeds of the sale and the refinancing of the other assets and the amount needed to repay the Citigroup facility will be obtained from our available cash or related party line of credit. To the extent that any of these assets remain on the facility after January 1, 2008, interest on borrowings will be increased to a range of LIBOR plus 0.75% to LIBOR plus 1.40%. To the extent that any of these assets remain on the facility after February 1, 2008, the rate will increase to a range from LIBOR plus 0.95% to LIBOR plus 1.60%.

During the November 2007, we refinanced our CMBS investments (with an aggregate carrying amount of $62.2 million as of September 30, 2007) utilizing our Bear Stearns repurchase facility. Advance rates on this transaction were 70% of market value as of the refinancing date and the interest rate on the borrowings is LIBOR plus 1.00%. The refinancing resulted in a net cash payment of $27.3 million.

In connection with terminating the Citigroup repurchase facility, we will also terminate all of the associated interest rate swap derivatives (see Note 9). In November 2007, when we refinanced the CMBS investments, we paid a termination fee of $2.6 million for seven of the swaps. This termination fee will be recorded as expense in the fourth quarter of 2007, on the date of termination, incorporating the realization of those previously unrealized losses.

During October 2007, the remaining balance ($6.4 million) of an $84.0 million participation interest in a mezzanine loan was repaid (see Note 2).

During October 2007, we obtained new financing for the remaining $14.2 million balance on our UBS repurchase facility utilizing our Bear Stearns repurchase facility (see Note 6).

During October 2007, one mortgage loan in our specially serviced portfolio was repaid at par plus accrued interest, resulting in proceeds of $10.1 million (see
Note 2).

For the period from October 1, 2007 through November 7, 2007, we paid $0.5 million due to margin calls on our repurchase facilities.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview
--------

During 2006 and 2007, as we have revised our investment strategy, we have recorded gains and losses that are not comparable between periods and have experienced growth in numerous other income statement accounts in line with our increased investment portfolio. Given current market conditions, there have been revisions to our current investment strategy. See "LIQUIDITY AND CAPITAL RESOURCES" for further discussion.

The non-comparable gains and losses and the changes in our investment portfolio are detailed in the following sections of this discussion.

Factors Affecting Comparability
-------------------------------

During August 2006, we sold our membership interests in ARCap, which resulted in a significant gain on the sale, as well as additional equity income recognized from a special distribution prior to the sale, while eliminating any further equity income from ARCap. We received additional proceeds from the sale (and recorded an additional gain) upon release of an escrow during the third quarter of 2007.

During 2006, we entered into fair value swaps for which we did not apply hedge accounting. As a result, changes in the market value of these derivatives have been recorded as gains and losses in other income in our condensed consolidated statements of income. In 2007, there were fewer of these swaps, resulting in less of a negative change in the fair value as compared to 2006.

During the third quarter of 2006, we recognized impairment losses on three mortgage loans and the anticipated sale of debt securities. As a result, these charges were recorded in impairment of investments in our condensed consolidated statements of income. During the third quarter of 2007, we recognized impairment of $1.3 million related to the planned sale of mortgage loans in connection with the termination of a credit facility. We also accrued $1.1 million of costs associated with a CDO securitization into which we decided not to go forward (see Note 15 to the consolidated condensed financial statements and "LIQUIDITY AND CAPITAL RESOURCES").

During March 2007, we sold our economic interest in the Concord portfolio, resulting in a gain of $3.6 million. This amount is recorded in discontinued operations along with rental income, property operations, mortgage interest and depreciation for the period up to the sale.

Investment Activity
-------------------

During the three months ended September 30, 2007 and 2006, we funded (partially or in full) or purchased the following investments, not reflecting any discounts or premiums:

                                                 Three Months Ended
                         ------------------------------------------------------------------
                                September 30, 2007                  September 30, 2006
                         -------------------------------    -------------------------------
                                             Weighted                           Weighted
                                             Average                            Average
(DOLLARS IN THOUSANDS)       Amount       Interest Rate         Amount       Interest Rate
                         --------------   --------------    --------------   --------------
Mortgage loans:
  First mortgage loans   $        4,150             6.62%   $      124,050             6.01%
  Mezzanine loans                 1,100             9.74            16,500            10.00
CMBS                             20,000             5.82                --               --
                         --------------   --------------    --------------   --------------

Total                    $       25,250             6.12%   $      140,550             6.48%
                         ==============   ==============    ==============   ==============

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

During the nine months ended September 30, 2007 and 2006, we funded (partially or in full) or purchased the following investments, not reflecting any discounts or premiums:

                                                 Nine Months Ended
                         ------------------------------------------------------------------
                                September 30, 2007                  September 30, 2006
                         -------------------------------    -------------------------------
                                             Weighted                           Weighted
                                             Average                            Average
(DOLLARS IN THOUSANDS)       Amount       Interest Rate         Amount       Interest Rate
                         --------------   --------------    --------------   --------------
Mortgage loans:
  First mortgage loans   $       47,050             5.83%   $      244,250             6.16%
  Bridge loans                   19,660             6.51                --               --
  Mezzanine loans               156,924             8.74            22,000             9.76
  Subordinated notes             26,490             8.30                --               --
CMBS                            135,301             5.92                --               --
CDO securities                   10,084             9.00                --               --
                         --------------   --------------    --------------   --------------

Total                    $      395,509             7.28%   $      266,250             6.45%
                         ==============   ==============    ==============   ==============

Results of Operations
---------------------

The following is a summary of our operations for the periods ended September 30, 2007 and 2006:

                                        Three Months Ended               Nine Months Ended
                                           September 30,                    September 30,
                                 -------------------------------   ------------------------------
(DOLLARS IN THOUSANDS)             2007        2006      Change      2007       2006      Change
                                 --------    --------   --------   --------   --------   --------
Total revenues                   $ 16,948    $  8,509       99.2%  $ 44,761   $ 21,429        NM%
Total expenses                     16,387      15,264        7.4     40,077     25,735       55.7
Total other income (loss)            (748)      7,953         NM        239     12,899      (98.1)
Income from discontinued
 operations, including gain on
 sale                                  --          36         NM      3,531         25         NM
                                 --------    --------   --------   --------   --------   --------

Net (loss) income                $   (187)   $  1,234        NM%   $  8,454   $  8,618       (1.9)%
                                 ========    ========   ========   ========   ========   ========

NM = Not meaningful as change is 100% or greater


The growth in our revenues during the three and nine month periods ended September 30, 2007, as compared to the same periods in 2006, resulted primarily from increases in investment volume, as well as participation income received in connection with a paydown of one of our mortgage loans.

Expenses increased during the nine months ended September 30, 2007, particularly due to higher financing costs mainly from higher debt balances and a slight increase in interest rates from the comparable period, as well as from certain costs incurred in association with a securitization program that will no longer be executed (see Note 15). These increases were partially offset by a decrease in impairment losses, advisory fees (due to the absence of an accrual of incentive management fees in the 2007 period, as we do not anticipate current year earnings to reach incentive fee payment hurdles) and general and administrative costs (particularly lower legal fees in the 2007 period compared to the settlement of a lawsuit in the third quarter of 2006).

Expenses decreased during the three months ended September 30, 2007, due to the reasons mentioned above; however, the decrease in impairment losses and the absence of an incentive management fee accrual has a more significant impact in the three-month period as compared to the nine-month period.

Other income decreased for the three and nine months ended September 30, 2007, as compared to 2006, primarily due to the sale of our investment in ARCap in 2006 and the resulting absence of equity income we had earned in the 2006 period prior to the sale. This was offset by a sharp drop in fair value changes of derivatives that we terminated in the fourth quarter of 2006.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Income from discontinued operations includes operations from real estate owned that was sold during 2007 and 2006. The increase for the nine months ended September 30, 2007, as compared to 2006, is due to the recognition of a gain on sale of a portfolio of properties in the first quarter of 2007.

REVENUES

                                Three Months Ended
                           -----------------------------
                                                                             % of 2007       % of 2006
                           September 30,   September 30,   Change from         Total           Total
(DOLLARS IN THOUSANDS)          2007            2006       Prior Period      Revenues        Revenues
                           -------------   -------------   -------------   -------------   -------------
Interest income:
  Mortgage loans           $      12,942   $       5,563             NM%            76.4%           65.4%
  Debt securities                  1,104           2,717           (59.4)            6.5            31.9
  CMBS                             2,036              --              NM            12.0              --
  Mortgage revenue bonds             104             112            (7.1)            0.6             1.3
  Temporary investments              163              94            73.4             1.0             1.1
  CDO securities                     519              --              NM             3.1              --
Total interest income             16,868           8,486            98.8            99.5            99.7
                           -------------   -------------   -------------   -------------   -------------
Other revenues                        80              23              NM             0.5             0.3
                           -------------   -------------   -------------   -------------   -------------

Total revenues             $      16,948   $       8,509            99.2%          100.0%          100.0%
                           =============   =============   =============   =============   =============

NM = Not meaningful as change is 100% or greater.


                                Nine Months Ended
                           -----------------------------
                                                                             % of 2007       % of 2006
                           September 30,   September 30,   Change from         Total           Total
(DOLLARS IN THOUSANDS)          2007            2006       Prior Period      Revenues        Revenues
                           -------------   -------------   -------------   -------------   -------------
Interest income:
  Mortgage loans           $      35,870   $      11,687             NM%            80.1%            54.5%
  Debt securities                  3,539           8,932           (60.4)            7.9             41.7
  CMBS                             2,898              --              NM             6.5               --
  Mortgage revenue bonds             315             396           (20.5)            0.7              1.8
  Temporary investments              422             229            84.3             0.9              1.1
  CDO securities                     709              --              NM             1.6               --
Total interest income             43,753          21,244              NM            97.7             99.1
                           -------------   -------------   -------------   -------------    -------------
Other revenues                     1,008             185              NM             2.3              0.9
                           -------------   -------------   -------------   -------------    -------------

Total revenues             $      44,761   $      21,429             NM%           100.0%           100.0%
                           =============   =============   =============   =============    =============

NM = Not meaningful as change is 100% or greater.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

At September 30, we had the following investments (exclusive of Real Estate Owned and temporary investments):

                                              2007                                              2006
                        -----------------------------------------------    -----------------------------------------------
                                                             Weighted                                          Weighted
                           Carrying                           Average          Carrying                         Average
(DOLLARS IN THOUSANDS)      Amount        % of Total      Interest Rate        Amount        % of Total      Interest Rate
                        -------------    -------------    -------------    -------------    -------------    -------------
Mortgage loans          $     710,733             78.6%            6.27%   $     345,033             67.9%            7.70%
Debt securities                71,528              7.9             6.49          157,982             31.1             6.02
CMBS                          108,621             12.0             5.06               --               --               --
CDO securities                  8,672              1.0             8.80               --               --               --
Mortgage revenue
  bonds                         4,860              0.5             8.70            4,972              1.0             8.70
                        -------------    -------------    -------------    -------------    -------------    -------------

                        $     904,414            100.0%            6.18%   $     507,987            100.0%            7.19%
                        =============    =============    =============    =============    =============    =============


Interest income from mortgage loans increased significantly for the 2007 periods as compared to 2006, primarily due to the funding and purchase of a significant amount of first mortgage loans, bridge notes, mezzanine loans and subordinated notes throughout 2006 and 2007 and the partial funding of several existing mezzanine loans during 2006. The decrease in the weighted average interest rates on mortgage loans as of September 30, 2007, as compared to September 30, 2006, was primarily due to the funding and purchase of a greater amount of higher credit quality loans, as opposed to riskier, higher coupon loans as we had funded in the past.

Interest income from debt securities decreased for the three and nine months ended September 30, 2007, primarily due to the sale of 20 FNMA certificates in November 2006, as well as the payoff of four GNMA certificates during 2007 and 2006. The increase in the weighted average interest rate on debt securities during 2007 is due to the lower yields of the FNMA certificates sold relative to the yields of those retained.

Interest income from CMBS and CDO securities in 2007 relates to the purchase of a portion of 12 classes of CMBS investments and various classes of Nomura CDO securities during 2007. There were no investments in CMBS or CDO securities prior to 2007.

Interest income from mortgage revenue bonds for the three and nine months ended September 30, 2007 was lower than the comparable prior year period primarily due to the payoff of two revenue bonds during 2006.

Interest income from temporary investments increased for the 2007 periods, as compared to 2006, primarily due to the investment of excess cash on hand resulting from the payoff of several mortgage loans and debt securities, as well as interest earned on restricted cash balances held with custodians.

Other revenues increased for the nine months ended September 30, 2007 due to a one-time payment received from an early repayment one of a debt security, as well as a one-time payment received pursuant to a participating arrangement for a mortgage loan that was repaid in the first quarter of 2007. There were no such fees received during 2006.

EXPENSES

                                            Three Months Ended
                                       -----------------------------                    % of 2007        % of 2006
                                       September 30,   September 30,   Change from        Total            Total
(DOLLARS IN THOUSANDS)                     2007            2006        Prior Period      Revenues         Revenues
                                       -------------   -------------   -------------   -------------   -------------
Interest                               $      11,757   $       5,669             NM%            69.4%           66.6%
Interest-subsidiary preferred shares             554             591            (6.3)            3.3             7.0
General and administrative                     1,548           1,267            22.2             9.1            14.9
Impairment of investments                      1,276           4,632           (72.5)            7.5            54.4
Fees to Advisor and affiliates                 1,044           3,092           (66.2)            6.2            36.3
Amortization and other                           208              13              NM             1.2             0.1
                                       -------------   -------------   -------------   -------------   -------------

Total expenses                         $      16,387   $      15,264             7.4%           96.7%          179.3%
                                       =============   =============   =============   =============   =============

NM = Not meaningful as change is 100% or greater.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

                                             Nine Months Ended
                                       -----------------------------                    % of 2007        % of 2006
                                       September 30,   September 30,   Change from        Total            Total
(DOLLARS IN THOUSANDS)                     2007            2006        Prior Period      Revenues         Revenues
                                       -------------   -------------   -------------   -------------   -------------
Interest                               $      30,890   $      12,255             NM%            69.0%           57.2%
Interest-subsidiary preferred shares           1,677           1,665             0.7             3.8             7.8
General and administrative                     2,696           2,245            20.1             6.0            10.5
Impairment of investments                      1,276           4,632           (72.5)            2.9            21.6
Fees to Advisor and affiliates                 2,929           4,895           (40.2)            6.5            22.8
Amortization and other                           609              43              NM             1.4             0.2
                                       -------------   -------------   -------------   -------------   -------------

Total expenses                         $      40,077   $      25,735            55.7%           89.5%          120.1%
                                       =============   =============   =============   =============   =============

NM = Not meaningful as change is 100% or greater.


Interest expense increased for the three and nine months ended September 30, 2007, as compared to 2006, primarily due to the increased borrowings made through 2007 and 2006 to fund origination activity and the slight increase in market interest rates during the nine months ended September 30, 2007 as compared to 2006. Excluding mortgages on real estate owned (in the 2006 period), information related to our debt is as follows:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                 -----------------------     -----------------------
(DOLLARS IN THOUSANDS)                              2007         2006           2007           2006
                                                 ----------   ----------     ----------     ---------
Average outstanding                              $  833,026   $  419,647     $  762,038     $ 330,857
Weighted average interest rate
  (including effect of interest rate swaps)            5.92%        5.97%          5.70%         5.61%
Average notional amount of interest rate swaps   $  676,120   $  270,829     $  613,855     $ 152,410
Weighted average rate of interest rate swaps           5.21%        5.14%          5.19%         4.96%


General and administrative expenses increased for the three and nine months ended September 30, 2007, as compared to 2006 due to certain costs incurred in association with a CDO securitization program that will no longer be executed (see Note 15) and recurring CDO administrative costs incurred during the 2007 period as a result of our 2006 CDO securitization. These increases were partially offset by fewer legal costs incurred during 2007 (as costs in the third quarter of 2006 included defending and settling a lawsuit) decreased insurance costs, share option costs (all of which were fully amortized in April
2006) and excise taxes (as none are anticipated for 2007).

Impairment of investments during 2006 relates to impairments recognized on two mortgage loans due to deteriorating operating performance and on certain debt securities that no longer met our investment return criteria and were sold. The impairment losses in 2007 relate to the planned sale of mortgage loans in connection with the termination of the associated credit facility.

Fees to Advisor and affiliates decreased for the 2007 periods, as compared to 2006, due to the absence of an accrual of incentive management fees in the 2007 period, as we do not anticipate current year earnings to reach incentive fee payment hurdles. Offsetting this decrease is a higher level of servicing fees due to growth of our investment portfolio.

Amortization and other costs increased for the 2007 periods, as compared to the same periods in 2006, due to higher amortization of higher deferred financing costs as a result of our 2006 CDO securitization.

OTHER INCOME (LOSS)

Other income (loss) decreased during 2007 primarily as a result of the gain on sale of our investment in ARCap during 2006 and the resulting absence of equity income afterward. These 2006 income amounts were partially offset by significant fair value changes with respect to free-standing derivatives. The balance in 2007 relates to the change in the fair value of free-standing derivatives, as well as an additional gain recognized from the sale of our investment in ARCap resulting from the release of escrow funds upon the expiration of certain holdback requirements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Funds from Operations
---------------------

Funds from operations ("FFO") represents net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities and investing activities because it provides management and investors with an indication of our ability to incur and service debt, make capital expenditures and fund other cash needs. Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net income to FFO for the three and nine months ended September 30, 2007 and 2006:

                                                    Three Months Ended           Nine Months Ended
                                                       September 30,               September 30,
                                                 -----------------------     ------------------------
(DOLLARS IN THOUSANDS)                              2007         2006           2007           2006
                                                 ----------   ----------     ----------     ---------
Net (loss) income                                $     (187)  $    1,234     $    8,454     $   8,618

Adjustments:
  Depreciation of real property (1)                      --          435            336         1,334
  Loss (gain) on sale of real property (1)               --           98         (3,611)           98
                                                 ----------   ----------     ----------     ---------

FFO                                              $     (187)  $    1,767     $    5,179     $  10,050
                                                 ==========   ==========     ==========     =========

Cash flows from:
  Operating activities                           $    5,288   $    3,702     $   10,563     $   8,934
                                                 ==========   ==========     ==========     =========
  Investing activities                           $    6,737   $  (61,501)    $ (264,210)    $(191,775)
                                                 ==========   ==========     ==========     =========
  Financing activities                           $    7,330   $   66,350     $  257,622     $ 183,870
                                                 ==========   ==========     ==========     =========

Weighted average shares outstanding:
  Basic                                               8,406        8,307          8,404         8,305
                                                 ==========   ==========     ==========     =========
  Diluted                                             8,406        8,315          8,794         8,308
                                                 ==========   ==========     ==========     =========

(1)  Related  to   properties   sold  during  2007  and  2006  and  included  in
     discontinued operations in our condensed consolidated statements of income.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

SOURCES OF FUNDS


During 2007, developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Although this reduction in liquidity has been most acute with regard to single family subprime mortgage assets, to which we are not exposed, there has been an overall reduction in liquidity across the credit spectrum of mortgage products. Because of this we have suspended most investment activity. The impact on the financial results has been included, where appropriate, in our discussion of the results of operations for the third quarter of 2007.

If current market conditions persist, we believe our current financing sources and cash flows from operations would be adequate to meet our ongoing liquidity needs for the near term, while limiting our ability to pursue previous investment levels. If market conditions continue to decline, we will explore and evaluate investment strategies and alternative financing for our existing asset base. If current market conditions improve, we believe we have adequate financing to actively pursue our investment strategies.

We expect that cash generated, principally interest from our investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

amounts sufficient to retain our REIT status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code, as amended ("the Code"), we must, among other things, distribute at least 90% of our taxable income (see
Note 8). We believe that we are in compliance with the REIT-related provisions of the Code.

As of September 30, 2007, our credit facilities consisted of:

     o repurchase facilities; and
     o a related party line of credit.

At September 30, 2007, we had $40.7 million available to borrow, all of which capacity is the unused portion of our related party line of credit.

Repurchase Facilities
---------------------

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (i.e., a margin call). Margin calls result from a decline in the value of our investments collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such investments. This could result from principal reduction of such investments due to scheduled amortization payments or unscheduled principal prepayments on the mortgages underlying our investments, changes in market interest rates and other market factors. To cover a margin call, we may pledge additional securities or cash.

Through September 30, 2007, there were net cash payments of $21.0 million due to margin calls/margin receipts on our repurchase facilities. We believe we have adequate financial resources to meet our obligations, including margin calls, as they come due and to fund dividends we declare. However, should market interest rates and/or prepayment speeds on our investments suddenly increase, margin calls on our repurchase agreements could result, causing an adverse change in our liquidity position.

At September 30, 2007, the following repurchase facilities were in place, categorized by lending institution:

     o    CITIGROUP FACILITY

          During 2006, we began financing our growth by utilizing CDO securitizations. Prior to a securitization, we finance investments through a repurchase facility, which is repaid from the proceeds received when the CDO securitization is complete.

          During December 2006, we executed a repurchase agreement with Citigroup for the purpose of funding investment activity. Advance rates on the borrowings from this facility, ranging from 80% to 90% of collateral value, are determined on an asset-by-asset basis. Interest on the borrowings, which ranges from LIBOR plus 0.40% to LIBOR plus 1.25%, is also determined on an asset-by-asset basis.. At September 30, 2007, we had $290.4 million of borrowings outstanding under this facility at a weighted average interest rate of 5.24%, including the effect of interest rate hedges.

          In October  2007,  for the reasons  mentioned  above we decided not to pursue a second CDO securitization. In connection with that determination, we entered into an agreement that will terminate our Citigroup repurchase facility on February 28, 2008, and we recorded a charge to general and administrative expense of $1.1 million in the third quarter of 2007 to record estimated costs incurred through September 30, 2007, that we would have paid at closing of the CDO. With respect to assets pledged as collateral for the Citigroup facility and in accordance with the termination agreement, we plan to sell or refinance our first mortgage and mezzanine loans, subordinated notes and CMBS utilizing our other repurchase facilities (see Note
          15).

     o    BEAR STEARNS FACILITY

          During the second quarter of 2007, we executed a repurchase agreement with Bear Stearns for the purpose of providing financing for our investments in CMBS and CDO securities. We also began to finance a portion of our debt securities portfolio previously financed through other facilities. Advance rates on borrowings from this facility range from 58% to 80% of the collateral value, and interest on the borrowings ranged from 30-day LIBOR plus 0.55% to 30-day LIBOR plus 0.85%, both as determined on an asset-by-asset basis. The borrowings are subject to 30-day settlement terms. At September 30, 2007, we had $95.3 million of borrowings outstanding under this facility at a weighted average interest rate of 4.93%, including the effect of interest rate hedges. During November 2007, we refinanced our CMBS investments utilizing this facility (see Note 15).

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

     o    UBS FACILITY

          As a vehicle to leverage our investments in debt securities, we had a repurchase agreement with UBS. During August of 2007, we obtained new financing for a portion of the outstanding balance on this facility with the Bear Stearns facility. The remaining balance was refinanced in October 2007, also utilizing the Bear Stearns facility, and this facility was terminated and is no longer available. This facility offered advance rates between 94% and 97% of collateral value, and borrowings between 30-day LIBOR minus 0.03% and 30-day LIBOR plus 0.10%, both as determined on an asset-by-asset basis. The borrowings were subject to 30-day settlement terms. As of September 30, 2007, the amount outstanding under this facility was $14.2 million, with a weighted average interest rate of 5.18%.

     o    BANC OF AMERICA FACILITY

          During the third quarter of 2007, we executed a repurchase agreement with Banc of America Securities, LLC ("Banc of America") to provide financing for investments in mezzanine loans, subordinated notes. There are no outstanding amounts on this facility as of September 30, 2007. Advance rates on borrowings, which will be determined on an asset-by-asset basis, will be subject to 30-day settlement terms. Interest rates on the borrowings will also be determined on an asset-by-asset basis.

Following is a summary of our investment assets as of September 30, 2007, illustrating the amount of leverage and the amounts of hedged debt:

                                                                                                                Interest rate
                                                  Carrying                         Amount                         hedges on
                                                   amount          Amount         securing       Associated      associated
                                   Carrying      pledged as       securing       repurchase      repurchase      repurchase
       (in thousands)               amount       collateral     CDO Dect (1)        debt            debt            debt
-----------------------------   -------------   -------------   -------------   -------------   -------------   -------------
Mortgage loans:
  First mortgages               $     478,025   $     478,025   $     352,550   $     125,475   $     113,584   $     116,733
  Fixed rate bridge loans              56,574          56,574              --          56,574          50,343          51,496
  Variable rate bridge loans            9,356              --              --              --              --              --
  Fixed rate mezzanine loans           25,041          16,031          13,588           2,443           1,954           2,443
  Variable rate mezzanine loans        84,719          59,713           4,746          54,967          43,903              --
  Subordinated notes                   57,018          51,518          24,278          27,240          23,154          12,314
                                -------------   -------------   -------------   -------------   -------------   -------------

Total mortgage loans                  710,733         661,861         395,162         266,699         232,938         182,986
                                -------------   -------------   -------------   -------------   -------------   -------------

Debt securities                        71,528          71,528              --          71,528          66,819          30,000

CMBS                                  108,621         108,621              --         108,621          96,437          51,985

CDO securities                          8,672           5,554              --           5,554           3,586              --

Mortgage revenue bonds                  4,860              --              --              --              --              --
                                -------------   -------------   -------------   -------------   -------------   -------------

Totals                          $     904,414   $     847,564   $     395,162   $     452,402   $     399,780   $     264,971
                                =============   =============   =============   =============   =============   =============

(1)  Of the $362.0 million of CDO notes payable, we have hedged $346.4 million.


Related Party Line of Credit
----------------------------
We finance our remaining investing activity primarily through borrowings from a credit facility we maintain with Centerline, which was amended in April 2007 to increase our borrowing capacity and extend the maturity date of the facility to June 2008. This $80.0 million facility offers borrowing rates of LIBOR plus 3.00%. As of September 30, 2007, the amount outstanding was $39.3 million with an interest rate of 8.12%.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)


Other Financing
---------------
As noted above, in 2006, we began financing our growth by utilizing CDO securitizations. At September 30, 2007, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.45%, including the effect of interest rate hedges. Due to current securitization market conditions, we are not pursuing a second CDO securitization. If market conditions improve, we may pursue other securitization strategies.

We have capacity to raise $153.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

SUMMARY OF CASH FLOWS

                                                                  Nine Months Ended
                                                                     September 30,
                                            ----------------------------------------------------------------
                                                                                                  Percent
                                                 2007             2006        Dollar Change       Change
                                            -------------    -------------    -------------    -------------
Cash flows provided by (used in):
   Operating activities                     $      10,563    $       8,934    $       1,629             18.2%
   Investing activities                          (264,210)        (191,775)         (72,435)            37.8
   Financing activities                           257,622          183,870           73,752             40.1
                                            -------------    -------------    -------------    -------------
Net increase in cash and cash equivalents   $       3,975    $       1,029    $       2,946               NM%
                                            =============    =============    =============    =============

NM = Not meaningful


The increase in operating cash flows was caused primarily by an increase in net income when adjusted to exclude non-cash items. This increase was aided by increased liability balances, particularly interest accruals, which more that offset higher receivable balances related to accrued income.

The increase in net cash used in investing activities was due to investments made in mortgage loans, CMBS and CDO securities during 2007 as compared to lower origination activity in the 2006 period. The higher origination volume was partially offset by proceeds received from the sale of real estate owned, a decrease in restricted cash balances and a higher amount of principal repayments received on our mortgage loan investments.

The increase in net cash provided by financing activities can be attributed to the higher level of investing activity during the 2007 period, as well as net proceeds received from a preferred stock offering, offset by partial repayments of the repurchase facilities and our related party line of credit.

LIQUIDITY REQUIREMENTS AFTER SEPTEMBER 30, 2007

For the period from October 1, 2007 through November 7, 2007, we paid $0.5 million due to margin calls on our repurchase facilities.

During November 2007, common dividends of $1.9 million ($0.225 per share) and preferred dividends of $0.2 million (0.322 per share), declared in September 2007, will be paid to shareholders.


As we sell or refinance assets pledged as collateral for our Citigroup repurchase facility (see Sources of Funds - Repurchase Facilities above), we expect to draw upon our related party line of credit to cover the difference between the outstanding balance of that facility and the proceeds of assets sold or refinanced. During November 2007 we refinanced all of our CMBS investments on our Bear Stearns facility, resulting in a cash payment of $27.3 due to tighter borrowing margins. Additionally, we will terminate all swaps associated with the Citigroup line and redesignate the hedges to the extent possible. During November 2007, in connection with the CMBS refinancing, we paid a $2.6 million fee due to the termination of related swaps.

OTHER MATTERS

We are not aware of any trends or events, commitments or uncertainties, not otherwise been disclosed, that will or are likely to impact liquidity in a material way.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

Dividends
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the nine months ended September 30:

(IN THOUSANDS)                     2007         2006
                               -----------   -----------
Total preferred dividends      $       219   $        --
                               ===========   ===========
Total common dividends         $     5,673   $     9,966
                               ===========   ===========

Return of capital:
  Amount                       $        --   $     1,348
  Per share                    $        --   $      0.16
  Percent of total dividends            --%        13.53%


Commitments, Contingencies and Off-Balance Sheet Arrangements
-------------------------------------------------------------

See Note 14 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

CONTRACTUAL OBLIGATIONS

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods as of September 30, 2007, are contained below.

                                                                         Payments Due by Period
                                              -----------------------------------------------------------------------------
                                                               Less than                                        More than
(IN THOUSANDS)                                    Total          1 Year        1 - 3 Years     3 - 5 Years       5 Years
                                              -------------   -------------   -------------   -------------   -------------
Debt:
  CDO notes payable (1)(2)                    $     362,000   $          --   $          --   $          --   $     362,000
  Repurchase facilities (1)(2)(3)                   399,780         399,780              --              --              --
  Line of credit - related party (1)(2)              39,300          39,300              --              --              --
  Preferred shares of subsidiary
    (subject to mandatory repurchase)(1)(2)          25,000              --              --              --          25,000

Funding Commitments:
  Future funding loan commitments                     6,644           6,644              --              --              --
                                              -------------   -------------   -------------   -------------   -------------

Total                                         $     832,724   $     445,724   $          --   $          --   $     387,000
                                              =============   =============   =============   =============   =============


(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management believes we have the ability and it has the intent to renew, refinance or remarket the borrowings beyond their current due dates.
(2) Includes principal amounts only. At September 30, 2007, the weighted average interest rate on our debt was 5.54%.
(3) $290.4 million of this debt is related to a repurchase facility that will be terminated in the fourth quarter of 2007. See discussion in SOURCES OF FUNDS
    - REPURCHASE FACILITIES above.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (CONTINUED)

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

     o    Risks associated with the failure to qualify as a REIT; and

     o Risks associated with CDO securitization transactions, which include, but are not limited to:

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

Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this quarterly report. We expressly disclaim any obligations or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in our expectations with regard thereto or change in events, conditions, or circumstances on which such statement is based.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we have originated variable-rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings that have variable interest rates that reset relatively rapidly, such as weekly, monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under our related party line of credit, repurchase facilities and our subsidiary's preferred securities subject to mandatory redemption bear interest at rates that fluctuate with LIBOR.

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

Based on the $826.1 million of borrowings outstanding at September 30, 2007, of which $122.5 million remains unhedged, a 1% change in LIBOR would impact our annual net income and cash flows by $0.1 million, including the impact on variable rate assets. In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties securing such loans to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

ITEM 4.  CONTROLS AND PROCEDURES.

(a)      EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

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

(b)      INTERNAL CONTROL OVER FINANCIAL REPORTING

         There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION


ITEM 1.    LEGAL PROCEEDINGS.

           We are not party to any pending material legal proceedings.

ITEM 1A.   RISK FACTORS.

           In addition to those risk factors disclosed in our filing on Form 10-K for the year ended December 31, 2006, the following additional risk factors were included in the registration statement for our preferred share offering:

                    OUR INVESTMENT PORTFOLIO INCLUDES UNDER-PERFORMING AND IMPAIRED LOANS, WHICH MAY BE IN DEFAULT OR SUBJECT TO AN INCREASED RISK OF DELINQUENCY, FORECLOSURE OR LOSS. THE
                    OCCURRENCE OF SUCH EVENTS COULD REDUCE OUR EARNINGS AND NEGATIVELY AFFECT THE CASH AVAILABLE FOR DISTRIBUTION TO OUR SHAREHOLDERS.

                    We have under-performing and impaired mortgage loans in our investment portfolio and we could experience additional under-performing and impaired mortgage loans in the future. We classify mortgage loans as being impaired when we do not expect full repayment of all principal and interest and classify mortgage loans as under-performing when debt service payments on such loans are not current. We accrue interest on under-performing mortgage loans only when we expect to receive all principal and accrued interest.

                    We held under-performing and impaired mortgage loans in our investment portfolio in the carrying amount (including principal and all accrued and unpaid interest and fees) of $18.4 million respectively, as of September 30, 2007 representing 1.3% of our total assets as of that date. The aggregate carrying amount of our under-performing mortgage loans represented 2.0% of our total assets as of September 30, 2007. We recognized no interest income or impairment losses from impaired loans for the nine months ended September 30, 2007. We accrued interest income from under-performing loans in the amount of $2.9 million during the nine months ended September 30, 2007, which represented 4.6% of our interest income (net of amounts written off as unrecoverable). During October 2007, one asset included in the under-performing asset portfolio repaid. We received our full principal amount as well as all unpaid and accrued interest. Also in October 2007, we recorded an impairment charge of $1.3 million relating to an asset class that was reclassified as held for sale and carried at the lower of cost or market.

                    In the event of a default under a mortgage loan we hold, we bear a risk of loss to the extent of any deficiency between the value of the collateral (net of our collection costs) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In cases where we have mortgage loans where we do have recourse to the borrower, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could have a negative effect on our anticipated return on the foreclosed loan. Further, foreclosing upon a loan can be very expensive, could subject us to environmental liabilities and may distract our management from our other operations.

                    Management makes various assumptions and judgments about the collectibility of our investment portfolio loans, which may prove to be inaccurate. With respect to individual loans, we write down the value of impaired loans in our financial statements based upon our assessment of the probability that we will recover our principal and interest. Our assessment is based upon our evaluation of the nature of the borrower, the value of the underlying collateral, whether we have a senior or subordinated position and many other objective and subjective factors. As a result, our assessment of the carrying value of an impaired loan could prove to be inaccurate.

                    DIVIDENDS PAYABLE BY REITS DO NOT QUALIFY FOR THE REDUCED TAX RATES.

                    Tax legislation enacted in 2004 reduced the maximum U.S. federal tax rate on certain corporate dividends paid to individuals and other non-corporate taxpayers to 15% (through 2010). Dividends paid by REITs to these shareholders are generally not eligible for these reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends paid by REITs , the more favorable rates applicable to non-REIT corporate dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the shares of non-REIT corporations that pay dividends, which could adversely affect the value of the shares of REITs, including our preferred and common shares.


ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.  None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES.  None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.  None

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  November 9, 2007                    By:  /s/ James L. Duggins
                                                --------------------
                                                James L. Duggins
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:  November 9, 2007                    By:  /s/ Robert L. Levy
                                                ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                                    Exhibit 31.1


      CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002.


I, James L. Duggins, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007, of American Mortgage Acceptance Company;

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


         Date: November 9, 2007               By:  /s/ James L. Duggins
                                                   --------------------
                                                   James L. Duggins
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                                    Exhibit 31.2


      CERTIFICATION OF THE CHIEF FINANCIAL OFFICER PURSUANT TO SECTION 302
                       OF THE SARBANES-OXLEY ACT OF 2002.


I, Robert L. Levy, hereby certify that:

     1. I have reviewed this quarterly report on Form 10-Q for the period ended September 30, 2007, of American Mortgage Acceptance Company;

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


         Date:  November 9, 2007           By:  /s/ Robert L. Levy
                                                ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


In connection with the Quarterly Report of American Mortgage Acceptance Company (the "Company") on Form 10-Q for the period ending September 30, 2007 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), James L. Duggins, as Chief Executive Officer of the Company, and Robert L. Levy, as Chief Financial Officer of the Company each hereby certifies, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:


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



 By:  /s/ James L. Duggins                          By:  /s/ Robert L. Levy
      --------------------                               ------------------
      James L. Duggins                                   Robert L. Levy
      Chief Executive Officer                            Chief Financial Officer
      November 9, 2007                                   November 9, 2007


A signed original of this written statement required by Section 906 has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.