Form 10-K
period 2007-12-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2008-03-31
CIK 878774

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

      7.25% SERIES A CUMULATIVE CONVERTIBLE PREFERRED SHARES, NO PAR VALUE

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

The approximate aggregate market value of the voting and non-voting common equity held by non-affiliates of the Registrant as of June 30, 2007 was approximately $81,960,649.

As of March 7, 2008 there were 8,433,470 outstanding common shares of the Registrant's shares of beneficial interest.

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III: Those portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders to be held in June 2008, which are incorporated into Items 10, 11, 12, 13 and 14.

                                TABLE OF CONTENTS

                      AMERICAN MORTGAGE ACCEPTANCE COMPANY

                           ANNUAL REPORT ON FORM 10-K




                                                                            PAGE
PART I
         Item 1.   Business                                                    4
         Item 1A.  Risk Factors                                                6
         Item 1B.  Unresolved Staff Comments                                  15
         Item 2.   Properties                                                 15
         Item 3.   Legal Proceedings                                          15
         Item 4.   Submission of Matters to a Vote of Security Holders        15

PART II
         Item 5.   Market for Registrant's Common Equity, Related
                     Stockholder Matters and Issuer Purchases of
                     Equity Securities                                        16
         Item 6.   Selected Financial Data                                    18
         Item 7.   Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                      19
         Item 7A.  Quantitative and Qualitative Disclosures about
                     Market Risk                                              30
         Item 8.   Financial Statements and Supplementary Data                34
         Item 9.   Changes in and Disagreements with Accountants on
                     Accounting and Financial Disclosure                      68
         Item 9A.  Controls and Procedures                                    68
         Item 9B.  Other Information                                          68

PART III
         Item 10.  Directors, Executive Officers and Corporate Governance     69
         Item 11.  Executive Compensation                                     69
         Item 12.  Security Ownership of Certain Beneficial Owners and
                     Management and Related Stockholder Matters               69
         Item 13.  Certain Relationships and Related Transactions,
                     and Director Independence                                69
         Item 14.  Principal Accounting Fees and Services                     69

PART IV
         Item 15.  Exhibits, Financial Statement Schedules                    69

SIGNATURES                                                                    72

                      CAUTIONARY STATEMENT FOR PURPOSES OF
                         THE "SAFE HARBOR" PROVISIONS OF
              THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995



Certain statements made in this report may constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail in
Item 1A of this document, include, but are not limited to the following:

     o Risks related to current liquidity which include, but are not limited to:

          o    Market volatility for mortgage products; and

          o    The availability of financing for our investments.

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

     o Risks of investing in non-investment grade commercial real estate investments;

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

     o    Risks associated with the failure to qualify as a REIT.

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

                                     PART I


ITEM 1.  BUSINESS.

General
-------

American Mortgage Acceptance Company was formed in 1991 as a Massachusetts business trust. We elected to be treated as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Code"). We are externally managed, pursuant to an Advisory Services Agreement, by Centerline/AMAC Manager Inc. (the "Advisor", formerly CharterMac AMI Associates, Inc.), which acts as our Advisor and is an indirect subsidiary of Centerline Holding Company ("Centerline", formerly CharterMac). Centerline also owns 6.9% of our common shares of beneficial interest ("common shares") and 41.2% of our 7.25% series A cumulative convertible preferred shares ("Preferred Shares") at December 31, 2007, which amounts to an aggregate ownership percentage of over 10%, assuming all Preferred Shares were converted to common shares. We operate in one business segment, which focuses on investing in mortgage loans and other debt instruments secured by multifamily and commercial property throughout the United States. Throughout this report, the terms "we", "us", "our", "our Company" and similar terms are meant to refer to American Mortgage Acceptance Company and its consolidated subsidiaries.

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

Business Strategy
-----------------

Our business plan focuses on originating and acquiring mortgage loans and other debt instruments secured by multifamily and commercial properties throughout the United States and to utilize CDO's and other financing programs to permanently finance these assets. During 2007, developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Declining interest rates coupled with widening credit spreads have led to reduced asset values and the inability to find adequate financing for these assets. This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products. Because of this, we have temporarily suspended investment activity relating to our business strategy. As market conditions improve, we may again seek to pursue investment opportunities and move forward with our business strategy. If market conditions remain constant or worsen, we plan to sell assets and eliminate variable rate repurchase facility debt and will look to stabilize the company with term financing.

Investing
---------

We have typically invested in the following types of commercial real estate loans, which may have fixed or variable interest rates:

     o    First mortgage loans;
     o    Subordinated B-notes and mezzanine loans;
     o    Bridge loans;
     o    Debt securities;
     o    Commercial Mortgage-Backed Securities ("CMBS");
     o    Collateralized debt obligation ("CDO") securities; and
     o    Other investments.

Historically, we invested in government insured or agency guaranteed first mortgages, insured mortgage pass-through certificates or insured mortgage backed securities, but we have divested ourselves of many of these assets.

FIRST MORTGAGE LOANS

Our investment portfolio includes investments in first mortgage loans that are secured by multifamily or commercial properties. The loans, which are originated by affiliates of our Advisor, may be in the form of long-term fixed-rate financing obligations or subordinate interests in long-term fixed-rate financing obligations.

Our investment portfolio also includes mortgage revenue bonds that are secured by first mortgages on affordable multifamily housing properties throughout the country. The mortgage revenue bonds generally rank on par with tax-exempt first mortgage revenue bonds that are owned by Centerline. The proceeds from these revenue bonds are generally used for the new construction or substantial rehabilitation of affordable multifamily properties.

SUBORDINATED B-NOTES AND MEZZANINE LOANS

Our investment portfolio includes B-notes and mezzanine loans (subordinate loans secured by interests in the borrowing entity) that typically finance newly stabilized or transitional multifamily and commercial real estate properties. The interest rates on these assets are either fixed or variable rate. Our B-notes and mezzanine transactions may involve us:

     1) issuing mezzanine debt subordinated to an existing first mortgage loan;
     2)   jointly bidding with a senior lender and closing simultaneously;
     3)   acquiring a subordinated loan from a senior lender; or
     4) originating the entire debt structure and selling the first mortgage to a senior lender.

B-notes and mezzanine loans are subordinate to senior mortgages and may include a participating component, such as a right to a portion of the cash flow and proceeds generated from the refinancing and sale of the underlying properties. Typically, mezzanine loans are secured by equity interests in the borrower and B-notes are secured by real estate and both have limited recourse to the borrower.

BRIDGE LOANS

Our investment portfolio includes bridge financing on multifamily and commercial properties nationwide. Bridge loans are secured by first mortgage liens on assets undergoing a transition or repositioning. Due to the transitional nature of the underlying assets, bridge loans typically require additional credit enhancement such as letters of credit or performance guarantees. Bridge loans are typically short term financings with terms ranging from one to five years. The interest rates may be either fixed or variable.

CMBS

Our investment portfolio includes CMBS, which are publicly and privately traded bond issues backed by pools of commercial real estate mortgages. These securities are rated by nationally recognized rating agencies such as Fitch Ratings Ltd. ("Fitch"), Standard & Poor's ("S&P") and Moody's Investor Services ("Moody's"). The senior tranche of a bond issue is the highest rated security, typically "AAA" while more junior tranches receive lower ratings down to the most junior class which is not rated. We have typically invested in CMBS with ratings of BBB+ through BBB-. The purchase of high yield CMBS is similar to the acquisition of real estate equity investments in that there is a heavy emphasis on the performance and expected cash flows of the real estate. In the case of high yield CMBS, a CMBS offering includes hundreds of individual loans secured by hundreds of discrete real estate projects.

DEBT SECURITIES

Historically, we invested in debt securities which consisted of government insured or guaranteed investments, primarily through the acquisition of Government National Mortgage Association ("GNMA" or "Ginnie Mae") and Federal National Mortgage Association ("FNMA" or "Fannie Mae") mortgage-backed securities and pass-through certificates. As our business strategy shifted toward originating and acquiring commercial real estate products, we have divested ourselves of all of these securities.

OTHER INVESTMENTS

From time to time, we have invested in assets outside of our normal investment strategy, such as CDO securities, if we believe that making such an investment was advantageous in maximizing our return on equity.

Financing
---------

We have typically financed our investing activity primarily through borrowing from various debt facilities at short-term rates and in 2006 began utilizing long-term CDO financing. We have repurchase facilities and a related party line of credit, all of which are used as financing sources.

For further information about these facilities, see MANAGEMENT'S DISCUSSION AND ANALYSIS - LIQUIDITY AND CAPITAL RESOURCES and Notes 2, 10, 11 and 12 to the consolidated financial statements.

From time to time, we may also issue other types of securities to raise additional capital. In addition, we may also issue common shares to fund investing activity. We have the capacity to raise approximately $153.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC.

During 2007, we issued 680,000 Preferred Shares using the shelf registration and used the proceeds to fund additional investments.

Competition
-----------

We compete with various financial institutions including investment banks, commercial banks, insurance companies, other REITs, opportunity and private equity funds and pension fund advisors for investment opportunities.

Management and Governance
-------------------------

We have engaged our Advisor to manage our day-to-day affairs. Our Advisor has subcontracted with Centerline to provide the services necessary for our operations. Through our Advisor, Centerline offers us a core group of experienced staff and executive management personnel who provide us with services on both a full- and part-time basis. These services include, among other things, origination, acquisition, underwriting, asset monitoring, portfolio management, legal, finance, accounting, capital markets, investor relations and loan servicing.

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

We are governed by a board of trustees comprised of four independent trustees and three non-independent trustees who are affiliated with our Advisor.

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

For convenience, we have grouped these risk factors as follows:

     1.   Risks related to our liquidity
     2.   Risks related to our debt obligations
     3.   Risks related to our investments
     4.   Risks related to our Advisor
     5. Risks related to our classification as a REIT and not as an investment company
     6.   Risks related to our common shares and our shareholders

1. RISKS RELATED TO OUR LIQUIDITY.

A FURTHER MARKET DECLINE OF VARIOUS TYPES OF MORTGAGE PRODUCTS MAY FURTHER DECREASE ASSET VALUES AND FINANCING OPTIONS, AFFECTING OUR LIQUIDITY.

Recent developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets. Declining interest rates coupled with widening credit spreads have led to reduced values and the inability to find adequate financing for these assets. This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products and has presented us with financing challenges. As credit spreads widened and the value of our assets declined, we have been called to repay a portion of our debt facilities that collateralize these assets. During 2007, we paid $21.6 million in margin calls to repay borrowings on repurchase facilities and $27.3 million to refinance certain of our assets from a terminated facility using a repurchase facility. Subsequent to December 31, 2007, we paid $11.8 million in margin calls to repay borrowings on repurchase facilities.

To repay the money borrowed from the terminated facility and as a result of declining financing spreads on other facilities, we began selling assets in 2007 and incurred losses. At December 31, 2007, we sold $283.8 million of assets and realized a loss of $19.1 million related to these sales. Subsequent to December 31, 2007, we sold an additional $58.1 million of assets and realized a loss of $3.1 million, which is recorded as impairment of investments in our 2007 consolidated financial statements.

A further decline in market values of our assets would cause us to continue to repay borrowings on our repurchase facilities (see THE MARKET FOR EXECUTING CDO TRANSACTIONS HAS CEASED risk factor below) and we may be forced to sell additional assets to cover these repayments and related costs, which may lead to additional losses.

THE MARKET FOR EXECUTING CDO TRANSACTIONS HAS CEASED.

To finance our growth, we began utilizing CDO securitizations in 2006 and originated or acquired certain assets to be placed into the securitization program. Prior to a securitization, we would finance our investments on a facility and repay that facility with the proceeds from the CDO securitization. We were pursuing a CDO execution when real estate and credit market conditions began to deteriorate in mid-2007 along with the commercial real estate CDO market and, as a result, we chose not to pursue the CDO securitization, suspended investment activity and terminated the repurchase facility with Citigroup Global Markets, Inc. ("Citigroup") that we had used to finance our investment activity. In December 2007, we entered into an agreement to repay the entire amount of the facility by selling or refinancing the collateral assets.

If CDO markets do not recover, we may be forced to find alternative financing strategies.

2. RISKS RELATED TO OUR DEBT OBLIGATIONS.

SHORT-TERM REPURCHASE AGREEMENTS INVOLVE RISK OF LOSS.

While we are planning to repay our existing repurchase facilities, we currently finance, and may continue to finance, a portion of our investments through collateralized borrowing in the form of repurchase agreements, which involve us selling assets concurrently with our agreement to repurchase them at a later date and at a fixed price. During the repurchase agreement period, we continue to receive principal and interest payments on the assets. The use of borrowing, or "leverage," to finance our assets involves a number of risks, including the following:

     IF WE ARE UNABLE TO RENEW OUR BORROWINGS AT FAVORABLE RATES, WE MAY BE FORCED TO SELL ASSETS, AND OUR PROFITABILITY MAY BE ADVERSELY AFFECTED.

     We rely on short-term repurchase agreements to finance a portion of our assets. There may be some inherent mismatch between the repurchase agreement terms and the assets that collateralize them causing unfavorable finance terms. Our ability to achieve our investment objectives depends on our ability to borrow money in sufficient amounts and on favorable terms and our ability to renew or replace these short-term borrowings on a continuous basis as they mature. If we are not able to renew or replace maturing borrowings, we would be forced to sell some of our assets under possibly adverse market conditions, which may affect our profitability. As of December 31, 2007, we had borrowings of approximately $136.4 million outstanding under our repurchase facilities collateralized by investments with an aggregate carrying amount of $175.2 million.

     A FURTHER DECLINE IN THE MARKET VALUE OF OUR ASSETS MAY RESULT IN ADDITIONAL MARGIN CALLS THAT MAY FORCE US TO SELL ASSETS UNDER ADVERSE MARKET CONDITIONS.

     Repurchase agreements involve the risk that the market value of the securities we sold under repurchase agreements may decline and that we will be required to post additional collateral, reduce the amount borrowed or suffer forced sales of the collateral. If forced sales were made at prices lower than the carrying value of the collateral, we would experience additional losses. If we are forced to liquidate our assets to repay borrowings, there can be no assurance that we will be able to maintain compliance with the REIT asset and source of income requirements.

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

THERE ARE RISKS ASSOCIATED WITH OUR CDO TRANSACTIONS.

We are exposed to additional risks when we finance a portion of our investment portfolio through a CDO transaction. Risks associated with financing investments through a CDO include the following:

     WE MAY NOT BE ABLE TO ISSUE CDO SECURITIES ON ATTRACTIVE TERMS, WHICH MAY REQUIRE US TO UTILIZE MORE COSTLY FINANCING FOR OUR INVESTMENTS, OR TO LIQUIDATE THE INVESTMENTS.

     We finance certain of our investments on a non-recourse, long-term basis through the issuance of CDOs. During the period that we are acquiring investments for a CDO, we finance our purchases through warehouse facilities. We use these facilities to finance our acquisition of investments until we have accumulated a sufficient quantity of them, at which time we may refinance these lines through a securitization, such as a CDO issuance, or other types of long-term financing. As a result, we are subject to the risk that we will not be able to acquire a sufficient amount of eligible investments to maximize the efficiency of a CDO issuance. In addition, conditions in the capital markets may make the issuance of CDOs less attractive to us when we do have a sufficient pool of collateral. If we are unable to issue a CDO to finance these investments, we may be required to utilize other forms of potentially less attractive financing, or otherwise liquidate the collateral.

     WE MAY NOT BE ABLE TO FIND SUITABLE INVESTMENTS.

     When originating or acquiring assets to be financed through the issuance of CDOs, we seek to obtain investments suitable for such an execution. Some CDOs have periods where principal proceeds received from assets securing the obligation can be reinvested for a defined period of time, commonly referred to as a reinvestment period. Our ability to find suitable
     investments   during  the  origination   and   acquisition   phase  or  any
     reinvestment period that meet the criteria set forth in the CDO documentation and by rating agencies may determine the success of our CDO investments. Our potential inability to find suitable investments may cause our net income to decrease due to, but not limited to, the following factors:

          o    interest deficiencies;
          o    acceleration of the  amortization of the senior CDO  liabilities;
               and
          o reduction of the life of our CDOs and acceleration of the amortization of certain fees and expenses.

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

HEDGING TRANSACTIONS CAN LIMIT GAINS AND INCREASE EXPOSURE TO LOSSES.

Hedging involves risk and hedging activities may not have the desired beneficial impact on our results of operations, financial condition or cash flows. If credit spreads on debt facilities which the transactions are hedging widen, losses may occur. Moreover, no hedging activity can completely insulate us from the risks associated with changes in interest rates and prepayment rates.

We intend generally to hedge as much of the interest rate risk as our Advisor determines is in our best interests given the cost of such hedging transactions. REIT provisions of the Code may limit our ability to hedge our assets and related borrowings. Any limitation on our use of hedging techniques may result in greater interest rate risk.

WE MAY BE CALLED TO REPAY OUR DEBT FACILITIES IF WE FAIL TO COMPLY WITH CERTAIN COVENANTS.

For certain lines of credit, we must comply with financial covenants in order to prevent defaults on the debt agreements. We may be called to repay the debt facilities in the event of such defaults.

We have covenant compliance requirements on our related party line of credit. At December 31, 2007, we failed to meet certain of these requirements, causing us to be in default of the loan agreement. While we have not been called upon to repay this facility, there can be no assurance that we will not be if defaults are not cured.

3. RISKS RELATED TO OUR INVESTMENTS.

THERE ARE RISKS ASSOCIATED WITH INVESTMENTS SECURED BY REAL ESTATE, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS.

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

COMMERCIAL REAL ESTATE INVESTMENTS THAT ARE NON-INVESTMENT GRADE INVOLVE RISK OF LOSS.

GENERAL. We have originated and acquired non-investment grade mortgage loans and mortgage assets as part of our investment strategy. Such loans and assets may include first mortgage loans, mezzanine loans, construction loans, bridge loans, subordinated interests in first mortgage loans and CMBS. While holding such interests, we will be subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. In the event of any default under mortgage loans we hold, we will bear the risk of loss of principal and non-payment of interest and fees to the extent of any deficiency between the value of the mortgage collateral and the principal amount of the mortgage loan.

We have invested in subordinated CMBS that typically include "first loss" and non-investment grade subordinated interests. A first loss security is the most subordinate class in a structure and accordingly is the first to bear the loss upon a default, restructuring or liquidation of the underlying collateral, is the last to receive payment of interest and principal and is often not assigned an investment rating. Accordingly, such classes are subject to a greater risk of loss of principal and non-payment of interest than more senior, rated classes. The market values of subordinated interests in CMBS and other subordinated securities tend to be more sensitive to changes in economic conditions than more senior, rated classes. As a result of these and other factors, subordinated interests generally are not actively traded and are relatively illiquid investments.

In addition, recent volatility in trading markets for CMBS has caused the value of investments to decline significantly. As such, our ability to hold these investments has become impeded and have forced us to record declines in market value as impairment charges on the statement of operations. At December 31, 2007, we recorded $28.2 million of such charges and expect further fluctuations in market values to impact earnings in periods subsequent to December 31, 2007. Furthermore, this circumstance is compounded by the decreased liquidity in the market for such investments and the decreased availability of long-term financing. These factors have led to significant margin calls with respect to our repurchase facilities and have forced us to sell assets to cover these requirements, including periods subsequent to December 31, 2007. Should such margin calls continue we may be forced to sell additional assets, the losses they would realize could be significant and the impact of such losses would negatively impact our net income.

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

We held impaired mortgage loans in our investment portfolio in the carrying amount (including principal and all accrued and unpaid interest and fees) of $12.2 million as of December 31, 2007, representing 1.8% of our total assets as of that date. We recognized $5.5 million of impairment losses related to two of these loans in 2007. We also recognized $1.3 million of interest income in 2007 related to one of these mortgages prior to determining its impairment. This interest income is included in the impairment amount above.

We held one underperforming mortgage loan in our investment portfolio with a carrying amount (including principal and all accrued and unpaid interest and fees) of $1.4 million as of December 31, 2007, representing 0.2% of our total assets as of that date. We recognized no interest income or impairment losses from underperforming loans in 2007.

In the event of a default under a mortgage loan we hold, we bear a risk of loss to the extent of any deficiency between the value of the collateral (net of our collection costs) and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations. In cases where we have mortgage loans where we do have recourse to the borrower, in the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to such borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law, which could have a negative effect on our anticipated return on the foreclosed loan. Further, foreclosing upon a loan can be very expensive, could subject us to environmental liabilities and may distract our Advisor from our other operations.

Our Advisor makes various assumptions and judgments about the collectability of our investment portfolio loans, which may prove to be inaccurate. With respect to individual loans, we write down the value of impaired loans in our financial statements based upon our assessment of the probability that we will recover our principal and interest. Our assessment is based upon our evaluation of the nature of the borrower, the value of the underlying collateral, whether we have a senior or subordinated position and many other objective and subjective factors. As a result, our assessment of the carrying value of an impaired loan could prove to be inaccurate.

COMPETITION IN ACQUIRING DESIRABLE INVESTMENTS MAY LIMIT THEIR AVAILABILITY WHICH COULD, IN TURN, NEGATIVELY AFFECT OUR ABILITY TO GENERATE NET INCOME.

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

INTEREST RATE FLUCTUATIONS WILL AFFECT THE VALUE OF OUR ASSETS AND OUR ABILITY TO GENERATE NET INCOME.

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

WE MAY NOT ACCURATELY ASSESS INVESTMENT YIELDS, WHICH MAY NEGATIVELY AFFECT OUR EARNINGS.

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

PARTICIPATING INTERESTS IN MORTGAGES MAY NOT BE REALIZED.

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

CONCENTRATION AND THE CREDIT QUALITY OF BORROWERS MAY RESULT IN LOSSES.

We have not established any limit upon the geographic concentration of properties securing our investments or the credit quality of borrowers of uninsured investments. As a result, properties securing our investments may be overly concentrated in certain geographic areas and the underlying borrowers of our uninsured investments may have low credit quality while CMBS investments are secured by a pool of mortgage loans for which the underlying properties are located throughout the United States. As of December 31, 2007, 19.7%, 15.1% and 13.1% of our investment portfolio (excluding CMBS) were secured by properties in California, New York and Colorado, respectively. As of December 31, 2007, 11.9% of our investment portfolio (excluding CMBS) consisted of first mortgage loans made to one borrower who is an affiliate of our Advisor.

4. RISKS RELATED TO OUR ADVISOR.

WE ARE DEPENDENT ON OUR ADVISOR AND IF OUR ADVISOR TERMINATES THE ADVISORY AGREEMENT, WE MAY NOT BE ABLE TO FIND AN ADEQUATE REPLACEMENT ADVISOR.

We have no employees, although we have officers. We have entered into an Advisory Agreement with our Advisor under which it provides us with all of the services necessary for our operations. We are dependent on our Advisor for the management and administration of our business and investments. The results of our operations will be dependent upon the availability of, and our Advisor's ability to identify and capitalize on, investment opportunities. The Advisory Agreement may be terminated:

     (i) without cause by our Advisor; or
     (ii)with or without cause by a majority of our independent trustees.

The Advisor can terminate the agreement without penalty, but we are subject to a termination fee, except in certain instances, for termination or non-renewal, equal to four times the asset management fee and four times the incentive management fee that our Advisor would have been entitled to receive from us during the four calendar quarter period immediately proceeding the effective date of such termination. Termination would be effective upon 60 days prior written notice to the non-terminating party. This termination fee would have been $6.3 million if we had terminated the agreement on December 31, 2007. If our Advisor terminates our agreement, we may not be able to find an adequate replacement advisor. At this time, we are unable to assess the likelihood of our Advisor terminating the agreement.

CONFLICTS OF INTEREST COULD ARISE AMONG US AND OUR RELATED PARTIES.

Our Advisor has subcontracted to its affiliates, Centerline Capital Group Inc. ("CCG") and Centerline Servicing Inc. ("CSI"), its obligation to provide services under the Advisory Agreement, and there are risks involved with this arrangement. Under our Advisory Agreement, the Advisor, CCG and CSI are permitted to act as advisor to other entities having investment policies similar to ours, including other REITs. Generally, in conflict situations with non-affiliated entities, our Advisor must present an investment opportunity to us if the opportunity is within our investment objectives and policies, the opportunity is of a character that could be taken by us, and we have the financial resources to take advantage of the opportunity.

Additionally, Centerline, the parent of the Advisor, has in the past, and may in the future, invest in first mortgage loans, including taxable first mortgage revenue bonds or other investments that are similar to those in which we invest.

To the extent that these existing entities, as well as affiliated entities which may be formed by affiliates of our Advisor in the future, have funds available for investment at the same time as we do and a potentially suitable investment is offered to us or the affiliated entities, our Advisor will review the affiliated entities' and our investment portfolios and will determine whether or not the investment should be made by one of the affiliated entities or by us based upon factors such as the amount of funds available for investment, yield and portfolio diversification. If the making of a mortgage loan or other mortgage investment appears equally appropriate for us and these affiliated entities, the mortgage loan or other mortgage investment will either be made by a joint venture between two or more of such entities (which may include us), or will be allocated to one of such entities on a basis of rotation with the initial order of priority determined by the dates of formation of the entities. We also have a co-investment agreement with a fund affiliated with (and managed by an affiliate of) our Advisor whereby we invest together in commercial real estate loans. In the event that there is a default with respect to any of these investments, however, a conflict could exist with respect to claims on underlying assets, proceeds from liquidation, etc.

In addition, Stephen M. Ross is the principal owner of The Related Companies L.P ("Related"), as well as the Chairman and an indirect owner of a 21.4% economic interest in Centerline as of January 31, 2008. Jeff T. Blau, one of our managing trustees, is also the President of Related. Affiliates of Related are the borrowers of commercial real estate loans we own (see Notes 2 and 20 to the consolidated financial statements) and any defaults with respect to those loans would present a conflict of interest with respect to exercising our remedies.

CONFLICTS OF INTEREST COULD ARISE IN TRANSACTIONS WHERE WE LEND TO OR BORROW FROM AFFILIATES OF OUR ADVISOR.

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

We have invested in, and may in the future invest in, mortgage investments secured by properties in which affiliates of our Advisor own equity interests in the borrower. Our declaration of trust requires that any transaction between our Advisor or any of its affiliates and us be approved by a majority of our trustees, including a majority of the independent trustees, not otherwise interested in the transaction, as being fair and reasonable and on terms not less favorable to us than those available from unaffiliated third parties. As of December 31, 2007, we had six mortgage loans with a total carrying value of approximately $143.3 million, and four multifamily housing first mortgage bonds with a total carrying value of approximately $4.9 million to borrowers that are affiliates of our Advisor, which represents 22.4% of our total assets.

We have a revolving credit facility with Centerline, which provides up to $80.0 million in borrowings and bears interest at LIBOR plus 3.0%. This facility was extended through June 2008 and contains terms that are similar to those we would obtain from a third-party lender. In June 2008, we will have the option to extend the maturity date one year, which we expect to do. As of December 31, 2007, there was approximately $77.7 million outstanding on this facility.

We have covenant compliance requirements on our related party line of credit. At December 31, 2007, we failed to meet certain of these requirements, causing us to be in default of the loan agreement. While we have not been called upon to repay this facility, there can be no assurance that we will not be.

OUR BOARD OF TRUSTEES OR OUR ADVISOR CAN CHANGE OUR BUSINESS POLICIES UNILATERALLY.

Our board of trustees or our Advisor may amend or revise our business plan and certain other policies without shareholder approval. Therefore, our shareholders have no control over changes in our policies, including our business policies with respect to acquisitions, financing, growth, debt, capitalization and distributions, which are determined by our board of trustees or our Advisor.

5.  RISKS  RELATED  TO OUR  CLASSIFICATION  AS A REIT  AND NOT AS AN  INVESTMENT
COMPANY.

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

Our taxable income may substantially exceed our net income as determined based on generally accepted accounting principles in the United States of America ("GAAP"), because, for example, realized capital losses will be deducted in determining our GAAP net income, but may not be deductible in computing our taxable income. In addition, we may invest in assets that generate taxable income in excess of net income or in advance of the corresponding cash flow from the assets. To the extent that we generate such non-cash taxable income, or "phantom" income, in a taxable year, we may incur corporate income tax and the 4% nondeductible excise tax on that income if we do not distribute such income to our shareholders in that year or we may be required to use cash reserves, incur debt or liquidate assets at rates or times that we regard as unfavorable in order to satisfy the distribution requirement and to avoid corporate income tax and the 4% nondeductible excise tax in that year.

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

6. RISKS RELATED TO OUR OUTSTANDING SHARES AND OUR SHAREHOLDERS.

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

SUPERMAJORITY VOTING REQUIREMENTS FOR ACQUISITIONS, MERGERS AND OTHER FACTORS COULD DISCOURAGE A CHANGE OF CONTROL OF OUR COMPANY.

Our declaration of trust requires that 80% of our shareholders and all of our independent trustees approve exchange offers, mergers, consolidations or similar transactions involving us in which our shareholders receive securities in a surviving entity having materially different investment objectives and policies, or that is anticipated to provide significantly greater compensation to management, except for transactions affected because of changes in applicable law, or to preserve tax advantages for a majority in interest of our shareholders. Our Advisory Agreement also requires us to pay a significant termination fee if the termination of the agreement occurs without cause or is not renewed after its one-year term. These restrictions may also deter tender offers that may be attractive to shareholders or limit the opportunity for shareholders to receive a premium for their shares if an investor makes purchases of shares to acquire a block of shares.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.  PROPERTIES.

We utilize office space of our Advisor, located at 625 Madison Avenue, New York, and otherwise have no owned or leased properties that we use to conduct our business.

ITEM 3.  LEGAL PROCEEDINGS.

We are not party to any pending material legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

As of March 7, 2008, there were 199 registered shareholders owning 8,433,470 shares. Our common shares have been listed on the American Stock Exchange since July 1, 1999, under the symbol "AMC". Prior to July 1, 1999, there was no established public trading market for our shares.

The high and low common share prices for each quarterly period in the past two fiscal years in which the shares were traded is as follows:

                                   2007                     2006
                         -----------------------   -----------------------
     Quarter Ended           Low         High          Low         High
----------------------   ----------   ----------   ----------   ----------
March 31                 $     8.94   $    18.20   $    14.66   $    16.05
June 30                  $     8.01   $    11.00   $    14.15   $    15.86
September 30             $     6.94   $     9.88   $    14.65   $    18.11
December 31              $     1.10   $     9.02   $    16.13   $    19.82


The last reported sale price of our common shares on the American Stock Exchange on March 7, 2008 was $1.35.

Incentive Share Option Plan
---------------------------

The following table provides information related to our Incentive Share Option Plan as of December 31, 2007:

                      Equity Compensation Plan Information

                                                                (a)                (b)                (c)
                                                                                                  Number of
                                                                                                 securities
                                                                                                 remaining
                                                             Number of                          available for
                                                         securities to be       Weighted-      future issuance
                                                           issued upon           average         under equity
                                                             exercise       exercise price of  compensation
                                                          of outstanding      outstanding      plans (excluding
                                                             options,           options,          securities
                                                           warrants and       warrants and       reflected in
                                                              rights             rights           column (a))
                                                         ----------------   ----------------   ----------------
Equity compensation plans approved by security holders             93,000   $          15.03            685,295
Equity compensation plans not approved by security
  holders                                                              --                 --                 --
                                                         ----------------   ----------------   ----------------

Totals                                                             93,000   $          15.03            685,295
                                                         ================   ================   ================

Dividends
---------
After providing for dividends to our 7.25% convertible preferred shares, our net income is allocated among the common shares outstanding (see Note 17 to the Consolidated Financial Statements). Quarterly cash dividends per share for the years ended December 31, 2006 and 2007 were as follows:

                                                       Total Amount
Cash Dividends for                                      Distributed
  Quarter Ended         Date Paid       Per Share      (in thousands)
------------------   --------------   --------------   -------------
March 31, 2006              5/12/06   $         0.40   $       3,322
June 30, 2006               8/11/06             0.40           3,322
September 30, 2006         11/13/06             0.40           3,331
Special dividend            1/15/07             1.40          11,760
December 31, 2006           2/14/07             0.40           3,360
                                      --------------   -------------

  Total for 2006                      $         3.00   $      25,095
                                      ==============   =============

March 31, 2007              5/15/07   $        0.225   $       1,890
June 30, 2007               8/14/07            0.225           1,891
September 30, 2007         11/14/07            0.225           1,891
December 31, 2007*               --               --              --
                                      --------------   -------------

  Total for 2007                      $        0.675   $       5,672
                                      ==============   =============

* There were no dividends declared or paid on our common shares for the quarter ended December 31, 2007.


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

Share Repurchases
-----------------

We did not repurchase any of our common shares during the fourth quarter of 2007.

Other information required by this item, as well as additional information regarding our share repurchase program and share compensation paid to our independent trustees, is included in Notes 17 and 18 to our consolidated financial statements.

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

(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)

                                                                           Years Ended December 31,
                                                      -------------------------------------------------------------------
OPERATIONS                                              2007 (1)      2006 (2)      2005 (3)       2004          2003
----------                                            -----------   -----------   -----------   -----------   -----------
Total revenues                                        $    60,109   $    31,694   $    27,160   $    15,909   $    15,051
                                                      ===========   ===========   ===========   ===========   ===========

(Loss) income from continuing operations              $   (62,113)  $     2,432   $    15,035   $     9,373   $    11,425
                                                      ===========   ===========   ===========   ===========   ===========

Net (loss) income                                     $   (58,582)  $     2,687   $    15,235   $    11,273   $    11,884
                                                      ===========   ===========   ===========   ===========   ===========

(Loss) income from continuing operations per share,
  basic and diluted                                   $     (7.45)  $      0.29   $      1.81   $      1.12   $      1.46
                                                      ===========   ===========   ===========   ===========   ===========

Net (loss) income per share, basic and diluted        $     (7.03)  $      0.32   $      1.83   $      1.35   $      1.52
                                                      ===========   ===========   ===========   ===========   ===========

Dividends per share                                   $     0.675   $      3.00   $      1.90   $      1.60   $      1.60
                                                      ===========   ===========   ===========   ===========   ===========

                                                                                  December 31,
                                                      -------------------------------------------------------------------
FINANCIAL POSITION                                        2007          2006          2005          2004          2003
------------------                                    -----------   -----------   -----------   -----------   -----------

Total assets                                          $   666,399   $   720,984   $   400,723   $   349,033   $   327,107
                                                      ===========   ===========   ===========   ===========   ===========

CDO notes payable                                     $   362,000   $   362,000   $        --   $        --   $        --
                                                      ===========   ===========   ===========   ===========   ===========

Repurchase facilities                                 $   136,385   $   163,576   $   209,101   $   157,633   $   149,529
                                                      ===========   ===========   ===========   ===========   ===========

Warehouse facility                                    $        --   $        --   $     4,070   $     3,827   $    34,935
                                                      ===========   ===========   ===========   ===========   ===========

Line of credit - related party                        $    77,685   $    15,000   $        --   $     4,600   $        --
                                                      ===========   ===========   ===========   ===========   ===========

Mortgages payable on real estate owned                $        --   $    39,944   $    40,487   $    56,993   $    15,993
                                                      ===========   ===========   ===========   ===========   ===========

Preferred shares of subsidiary
  (subject to mandatory repurchase)                   $    25,000   $    25,000   $    25,000   $        --   $        --
                                                      ===========   ===========   ===========   ===========   ===========

Total liabilities                                     $   645,773   $   635,976   $   286,540   $   228,501   $   206,212
                                                      ===========   ===========   ===========   ===========   ===========

Total shareholders' equity                            $    20,626   $    85,008   $   114,183   $   120,532   $   120,895
                                                      ===========   ===========   ===========   ===========   ===========


(1) During 2007, net income was impacted by losses resulting from the sale of twenty-four first mortgage loans, two CMBS and the remaining portfolio of debt securities, as well as impairments on certain of our mortgage loans, and CMBS losses incurred upon the termination of certain interest rate swaps and expenses related to changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting.

(2) During 2006, net income was impacted by a gain resulting from the sale of our ARCap membership interests, offset by a substantial expense related to changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting, a loss incurred from the sale of 20 FNMA securities and impairment charges recorded on two notes receivable and three mezzanine loans.

(3) During 2005, net income was impacted by the recognition of fees relating to an early payoff of a GNMA certificate and a mezzanine loan.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW
--------

During 2007, we incurred significant losses upon selling assets in response to market conditions, including reduced liquidity of mortgage products, declining interest rates and widening credit spreads as discussed more fully in Note 2 to the consolidated financial statements and "LIQUIDITY AND CAPITAL RESOURCES" below. We have suspended our investment activity and our current intent is to maintain our liquidity until market conditions improve. However, continuation or deterioration of market conditions could impede our ability to hold certain available-for-sale securities, resulting in significant impairment charges discussed in greater detail in Note 4 to the consolidated financial statements and "LIQUIDITY AND CAPITAL RESOURCES" below.

Beginning in 2006, as we revised our investment strategy, we recorded gains and losses that are not comparable between periods, and experienced growth in numerous other income statement accounts in line with an increase in our investment portfolio. That growth was suspended during 2007 as a result of the market conditions noted above. The non-comparable gains and losses and the changes in our investment portfolio are detailed in the following sections of this discussion.

One of the  assets  sold  during  2006  was our  membership  interest  in  ARCap
Investors, L.L.C. ("ARCap"), resulting in a significant gain on the sale, as well as additional equity income recognized from a special distribution prior to the sale, while eliminating any further equity income we had earned from this investment. We received additional proceeds from the sale (and recorded an additional gain) upon release of an escrow during 2007. The 2005 period included equity income from the ARCap investment and a conversion premium for when we converted a portion of our preferred membership units to common units.

During 2006, we also entered into fair value swaps to which we do not apply hedge accounting. As a result, changes in the market value of these derivatives have been recorded as gains and losses in other income on our consolidated statements of operations. In 2007, there were fewer of these swaps, resulting in less of a negative change in the fair value as compared to 2006. There were no such gains or losses recorded in the 2005 period.


INVESTMENT PORTFOLIO
--------------------

During the years ended December 31, we originated the following investments:

                                    2007                        2006                         2005
                         -------------------------    -------------------------    -------------------------
                                        Weighted                     Weighted                     Weighted
                                        Weighted                     Weighted                     Weighted
                                         Average                      Average                      Average
                                        Interest                     Interest                     Interest
(DOLLARS IN THOUSANDS)      Amount        Rate           Amount        Rate          Amount         Rate
----------------------   -----------   -----------    -----------   -----------    -----------   -----------
Mortgage loans
  receivable             $   255,124          7.93%   $   500,140          6.32%   $    47,500         15.00%
Debt securities                   --            --             --            --         61,691          6.04
CMBS                         135,301          5.92             --            --             --            --
CDO securities                10,084          9.00             --            --             --            --
                         -----------   -----------    -----------   -----------    -----------   -----------
Total                    $   400,509          7.26%   $   500,140          6.32%   $   109,191          9.94%
                         ===========   ===========    ===========   ===========    ===========   ===========


During 2006, the composition of our investment portfolio shifted to include a large portion of mortgage loans that collateralize our CDO notes payable, or were to collateralize another CDO securitization in 2007. We had shifted our investment strategy away from debt securities and increased our investments in mortgage loans, which are in the form of first mortgage loans, mezzanine and bridge loans and subordinated B-notes. During 2007, we began investing in CMBS, for similar purposes of collateralizing a CDO securitization. However, while the volatility in the market presented us with investment opportunities, it also presented us with financing challenges. As the credit markets worsened, so did the commercial real estate CDO market and as a result, we decided not to pursue a second CDO securitization in October 2007 and began selling assets to repay the repurchase facilities that were collateralized by these investments and to meet our margin call requirements.

The following investments were sold in connection with the change in our investment strategy and to repay debt and meet margin requirements in 2007 and 2006:

                                               2007                                       2006
                            ----------------------------------------    ----------------------------------------

                                           Weighted                                    Weighted
                                            Average                                     Average
                                           Interest       (Loss) on                    Interest      (Loss) gain
(DOLLARS IN THOUSANDS)        Amount         Rate           sale          Amount         Rate          on sale
-------------------------   -----------   -----------    -----------    -----------   -----------    -----------
Mortgage loans receivable   $   181,534          6.77%   $    (4,448)   $        --            --%   $        --
Debt securities                  71,518          6.39         (2,153)        75,784          5.49         (2,224)
CMBS                             22,113          5.66        (10,373)            --            --             --
CDO securities                    8,672          8.80         (2,123)            --            --             --
ARCap                                --            --             --         19,641         12.00         19,223
                            -----------   -----------    -----------    -----------   -----------    -----------

Total                       $   283,837          6.65%   $   (19,097)   $    95,425          6.83%   $    16,999
                            ===========   ===========    ===========    ===========   ===========    ===========


RESULTS OF OPERATIONS
---------------------

The following is a summary of our operations:

                                                           % Change                       % Change
                                                            2007 vs.                       2006 vs.
(IN THOUSANDS)                 2007           2006           2006            2005           2005
-------------------------   -----------    -----------    -----------     -----------    -----------
Total revenues              $    60,109    $    31,694           89.7%    $    27,160         16.7 %
Total expenses                  (91,822)       (45,252)         102.9         (15,106)         199.6
Total other (loss) income       (30,400)        15,990         (290.1)          2,981          436.4
Income from discontinued
  operations                      3,531            255             NM             200           27.5
                            -----------    -----------    -----------     -----------    -----------

Net (loss) income           $   (58,582)   $     2,687            NM%     $    15,235          (82.4)%
                            ===========    ===========    ===========     ===========    ===========

NM = Not meaningful due to amount being greater than 1,000%.


The growth in our annual revenues in both 2007 and 2006 resulted primarily from increases in investment volume activity, as well as participation fees received in connection with the paydown of one of our mortgage loans during 2007.

Expenses also increased for these periods due to:

     o    financing  costs   (particularly  due  to  higher  debt  balances  and
          increases in interest rates); and
     o impairment charges recorded with respect to mortgage loans and CMBS in 2007 and mortgage loans in 2006.

The 2006 expense increase was offset by reduced advisory fees because we did not pay incentive management fees for that period.

Other income decreased substantially during 2007 as a result of the incurrence of losses relating to sales of assets, as well as an increase in losses related to the termination of certain interest rate derivatives and changes in the fair value of other freestanding interest rate derivatives to which we do not apply hedge accounting. The increase in other income during 2006 was due to a gain on the sale of our ARCap investment, partially offset by significant losses related to the changes in the fair value of freestanding derivatives mentioned above.

REVENUES

Changes in the components of our revenues were as follows:

                                  Year Ended December 31,
                           ------------------------------------    % Change     % Change    % of Total   % of Total   % of Total
                                                                   2007 vs.     2006 vs.       2007         2006         2005
(DOLLARS IN THOUSANDS)        2007         2006         2005         2006        2005        Revenues     Revenues     Revenues
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest income:
  Mortgage loans           $   47,970   $   20,024   $    6,988        139.6%       186.5%        79.9%        63.2%        25.7%
  Debt securities               4,118       10,497       12,823        (60.8)       (18.1)         6.9         33.1         47.2
  CMBS                          4,916           --           --        100.0           --          8.1           --           --
  CDO securities                  865           --           --        100.0           --          1.4           --           --
  Mortgage revenue bonds          418          503          581        (16.9)       (13.4)         0.7          1.6          2.1
  Temporary investments           678          384          233         76.6         64.8          1.1          1.2          0.9
Other revenues                  1,144          286        6,535        300.0        (95.6)         1.9          0.9         24.1
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total revenues             $   60,109   $   31,694   $   27,160         89.7%        16.7%       100.0%       100.0%       100.0%
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


At December 31, we had the following investments (exclusive of Real Estate Owned and temporary investments):

                                         2007                              2006                            2005
                            ------------------------------   ------------------------------   ------------------------------
                                                  Weighted                         Weighted                         Weighted
                                                   Average                          Average                          Average
                            Carrying     % of     Interest   Carrying     % of     Interest   Carrying     % of     Interest
(DOLLARS IN THOUSANDS)       Amount      Total      Rate      Amount      Total      Rate      Amount      Total      Rate
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
Mortgage loans receivable   $529,644       87.7%      7.62%  $545,898       86.2%      7.20%  $ 65,706       22.3%     13.75%
Debt securities                   --         --         --     82,582       13.0       6.49    222,723       75.5       6.23
CMBS                          69,269       11.5       4.89         --         --         --         --         --         --
Mortgage revenue bonds         4,879        0.8       8.70      4,967        0.8       8.70      6,626        2.2       8.68
                            --------   --------   --------   --------   --------   --------   --------   --------   --------
Total                       $603,792      100.0%      7.31%  $633,447      100.0%      7.12%  $295,055      100.0%      7.96%
                            ========   ========   ========   ========   ========   ========   ========   ========   ========


Interest income from mortgage loans increased in 2007 and 2006 due to the funding and purchase of a significant amount of first mortgage loans, bridge notes, mezzanine loans, and subordinated B-notes throughout 2006 and the first half of 2007. The decrease in the weighted average interest rates on mortgage loans during 2006 was due to a large portion of investments made in the form of first mortgage loans, which are lower yielding than the mezzanine loan investments we acquired in 2005.

Interest income from debt securities decreased during 2007 and 2006, primarily due to the sale of 20 FNMA certificates as a result of a change in our investment strategy from market conditions described above, as well as the payoff of three GNMA certificates during 2006. During November of 2007, we sold our remaining portfolio of these securities to meet margin requirements.

Interest income from CMBS and CDO securities in 2007 relates to the purchase of a portion of various classes of CMBS investments and Nomura CDO securities during 2007. There were no investments in CMBS or CDO securities prior to 2007. We sold our entire portfolio of CDO securities during 2007.

Interest income from temporary investments increased during 2007 and 2006 primarily due to excess cash on hand resulting from the payoff of several mortgage loans and debt securities, as well as interest earned on restricted cash balances held with custodians.

Other revenues increased for 2007, due to a one-time payment received from an early repayment on one debt security, as well as a one time payment received pursuant to a participating arrangement for a mortgage loan that was repaid in 2007. During 2005, we received larger fees from similar transactions. We had no comparable transactions in 2006.

Due to various asset sales during 2007, we expect our revenues to decline in future periods.

EXPENSES

Changes in the components of our expenses were as follows:

                                    Year Ended December 31,
                              ------------------------------------    % Change     % Change    % of Total   % of Total   % of Total
                                                                      2007 vs.     2006 vs.       2007         2006         2005
(DOLLARS IN THOUSANDS)           2007         2006         2005         2006         2005       Revenues     Revenues     Revenues
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Interest                      $   42,302   $   19,372   $    7,057        118.4%       174.5%        70.4%        61.1%        26.0%
Interest - distributions
  to preferred shareholders
  of subsidiary                    2,216        2,241        1,452         (1.1)        54.3          3.7          7.1          5.3
General and administrative         4,232        3,490        1,956         21.3         78.4          7.0         11.0          7.2
Impairment of investments         38,295       16,443           --       (132.9)       100.0         63.7         51.9           --
Fees to Advisor                    3,796        3,546        4,347          7.1        (18.4)         6.3         11.2         16.0
Amortization and other               981          160          294        513.1        (45.6)         1.6          0.5          1.1
                              ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total expenses                $   91,822   $   45,252   $   15,106        102.9%       199.6%       152.8%       142.8%        55.6%
                              ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========


Interest expense increased for both 2007 and 2006, primarily related to increases in borrowings used to fund increases in loan originations and the increase in market interest rates during 2005, 2006 and the first half of 2007. Excluding mortgages on real estate owned in the 2006 and 2005 periods, we had total debt as follows as of December 31:

(DOLLARS IN THOUSANDS)                                  2007          2006         2005
                                                     -----------   ----------   -----------
Average outstanding                                  $   753,395   $  376,203   $   222,065
Weighted average interest rate
  (including effect of interest rate swaps)                 5.92%        5.69%         3.83%
Average notional amount of interest rate swaps       $   606,479   $  226,599   $    30,000
Weighted average rate of interest rate swaps                5.20%        5.07%         3.48%


As we have repaid a substantial amount of debt in 2007, we expect our interest expense to decline accordingly. Although market interest rates have recently declined also, we may not experience a corresponding decline as a result due to fixed-rate swaps that we have in place.

In accordance with SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, we classify distributions made on trust preferred shares of our wholly owned subsidiary (issued in March
2005) as interest expense. While in-line with 2007, distributions to trust preferred shareholders increased during 2006, as compared to 2005, as the 2006 period included twelve months of distributions compared to nine months in 2005. The increase is also due to the increase in interest rates during 2005 and 2006, as the distributions are at a variable rate, based on LIBOR.

General and administrative expenses increased during 2007, as compared to 2006, due to increased accounting, consulting, and custodial fees. The 2007 period also includes expenses related to certain costs incurred in association with a CDO securitization that will no longer be pursued. These increases were partially offset by fewer legal costs incurred during 2007 (as costs in 2006 included defending and settling a suit), decreased insurance costs and share based compensation costs (as all such costs were fully amortized in 2006).

General and administrative expenses increased during 2006, as compared to 2005, primarily due to increased legal fees (for the reasons mentioned above), trustee fees and insurance costs. The 2006 period also includes higher share based compensation costs due to the accelerated vesting of certain share options in 2006. These increases were partially offset by decreased investor services expenses as compared to 2005 (due to costs in 2005 related to changes in our trust agreement for which we needed shareholder approval) and a decrease in excise taxes because distributions were in excess of taxable earnings for the year.

Impairment of investments during 2006 relates to debt securities we sold in 2006 that no longer met our investment return criteria and impairments recognized on mortgage loans due to deteriorating operating performance. The impairment losses in 2007 relate to impairment charges taken on two mortgage loans in our specially serviced portfolio due to deteriorating operating performance, impairments taken on several first mortgage loans before they were sold during 2007 and on mortgage loans sold or to be sold in 2008, and impairments resulting from declines in market values of our CMBS investments.

Fees to Advisor were higher in 2007 as compared to 2006 due to servicing fees paid for the larger investment portfolio. These fees decreased during the 2006 period as compared to 2005 as the 2005 period included an incentive management fee expense because of the level of earnings in that year. That decrease was partially offset by higher shared services costs because of the expansion of our business. Due to the retrenchment of the business in 2007, we do not expect to incur incentive management fees in 2008 and expect other advisory fees to decline as well.

Amortization and other costs increased during the 2007 period, as compared to 2006, due to higher amortization of higher deferred financing costs as a result of our 2006 CDO securitization, which were incurred at the end of 2006. These costs are lower for the 2006 and 2005 periods, due to the deferred financing costs related to our warehouse facility being fully amortized in August 2005.

OTHER INCOME

Changes in the components of other income were as follows:

                                        12 Months
                           ------------------------------------    2007 vs.     2006 vs.
                                                                     2006         2005      2007 % of    2006 % of     2005 % of
(DOLLARS IN THOUSANDS)        2007         2006         2005        Change       Change      Revenue      Revenue       Revenue
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------
Other income:
Change in fair value
  and loss on
  termination of
  derivative instruments   $  (11,581)  $   (5,299)  $       --        118.6       (100.0)%     (19.27)%      (16.7)%         --%
Equity in earnings of
  ARCap                            --        3,000        2,837       (100.0)         5.7           --          9.5         10.4
Gain on sale of ARCap             337       19,223           --        (98.2)       100.0          0.6%        60.7           --
(Loss) gain on sale or
  repayment of
  investments                 (19,156)        (934)         183          N/M        100.0        (31.9)%       (2.9)         0.7
Other                              --           --          (39)          --       (100.0)          --           --         (0.1)
                           ----------   ----------   ----------   ----------   ----------   ----------   ----------   ----------

Total expenses             $  (30,400)  $   15,990   $    2,981       (290.1)%      428.9%       (50.6)%       50.5%        11.0%
                           ==========   ==========   ==========   ==========   ==========   ==========   ==========   ==========

N/M = Not meaningful due to amount being greater than 1,000%.


Other income decreased during the 2007 period, as compared to 2006, primarily due to significant losses resulting from the sales of certain assets in 2007 and the absence of equity in earnings or the gain on the sale of ARCap, as well as losses incurred from the termination of several derivative instruments and the expenses related to changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting.

The increase in other income during the 2006 period, as compared to 2005, was primarily due to a gain resulting from the sale of our ARCap membership interests offset by a substantial expense related to changes in the fair value of certain interest rate swaps to which we did not apply hedge accounting and the loss incurred on the sale of 20 FNMA securities.

INCOME FROM DISCONTINUED OPERATIONS

Income from discontinued operations increased during the 2007 period, as compared to 2006, due to the realization of a gain resulting from the sale of real estate owned in 2007.

FUNDS FROM OPERATIONS
---------------------

Funds from operations ("FFO"), represents net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis. FFO is calculated in accordance with the National Association of Real Estate Investment Trusts ("NAREIT") definition. FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs. FFO should not be considered as an alternative to net income as an indicator of the Company's operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities, and investing activities, it provides investors with an indication of our ability to incur and service debt, make capital expenditures, and to fund other cash needs. Refer to Note 2 to our consolidated financial statements and discussion throughout Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS in this document for factors causing FFO to be negative in the current year. Since not all companies calculate FFO in a similar fashion, our calculation presented above may not be comparable to similarly titled measures reported by other companies.

The following  table  reconciles  net income to FFO for the years ended December
31:

(IN THOUSANDS)                               2007           2006         2005
                                          ----------    ----------   ----------
Net (loss) income                         $  (58,582)   $    2,687   $   15,235

Add back: depreciation of real property          336         1,671        2,389
Less: gain on sale of real property           (3,611)         (230)          --
                                          ----------    ----------   ----------

FFO                                       $  (61,857)   $    4,128   $   17,624
                                          ==========    ==========   ==========

Cash flows from:
Operating activities                      $   10,374    $    8,290   $   18,049
                                          ==========    ==========   ==========
Investing activities                      $  (32,190)   $(320,856)   $  (64,512)
                                          ==========    ==========   ==========
Financing activities                      $   30,107    $  308,905   $   55,003
                                          ==========    ==========   ==========

Weighted average shares outstanding:
Basic                                          8,404         8,323        8,316
                                          ==========    ==========   ==========
Diluted                                        8,404         8,330        8,317
                                          ==========    ==========   ==========


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

MARKET FACTORS

During 2007, developments in the market for many types of mortgage products have resulted in reduced liquidity for these assets. Declining interest rates coupled with significantly widening credit spreads have led to reduced values and the inability to find adequate financing for these assets. This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products. Because of this we have suspended most investment activity, decided not to pursue a second CDO securitization and terminated a repurchase facility used to finance our investment activity prior to securitization (see "REPURCHASE FACILITIES" discussion below). As a result, we are currently carrying out a plan, in accordance with the termination agreement for this facility, to sell our existing assets that collateralize this facility.

As market conditions fluctuate, we will continue to evaluate strategies that could require us to sell additional assets and extinguish any related debt obligations that are secured by these assets. By repaying most of our debt obligations, we believe we will regain adequate financing when market conditions improve, to actively pursue our investment strategy and begin growing our company for the future. However, aspects outside of our control, such as the continuing uncertainty of the credit markets could further restrict our liquidity.

Absent further margin calls and further deterioration of the credit markets, we expect that cash generated through sales of assets that collateralize our debt obligations, interest receipts from our remaining investments, as well as our borrowing capacity, will meet our needs for short-term liquidity and will be sufficient to pay all expenses and distributions to our shareholders in amounts sufficient to retain our REIT status in the foreseeable future. In order to qualify as a REIT under the Internal Revenue Code, as amended ("the Code"), we must, among other things, distribute at least 90% of our taxable income (see
Note 13). We believe that we are in compliance with the REIT-related provisions of the Code.

SOURCES OF FUNDS

As of December 31, 2007, our credit facilities consisted of:

     o    repurchase facilities; and
     o    a related party line of credit.

At December 31, 2007, we had $2.3 million available to borrow from our related party line of credit.

Repurchase Facilities
---------------------

Under our repurchase agreements we pledge additional assets as collateral to our repurchase agreement counterparties (lenders) when the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral or repayment of debt (i.e., a margin call). Margin calls result from a decline in the value of our investments collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such investments. This could result from principal reduction of such investments due to scheduled amortization payments or unscheduled principal prepayments on the mortgages underlying our investments, changes in market interest rates and other market factors. To cover a margin call, we may pledge additional securities or sell additional assets to repay borrowings.

For the year ended December 31, 2007, there were net cash payments of $21.6 million due to margin calls/margin receipts on our existing repurchase facilities. We also paid $27.3 million upon refinancing certain of our assets from a terminated facility onto a repurchase facility due to lower advance rates on the new facility and decreased value of the collateral. Should market interest rates and/or prepayment speeds on our investments continue to increase, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy. The sources mentioned above may not be sufficient to meet our obligations, including margin calls, as they come due; as a result, further margin calls may result in additional asset sales.

At December 31, 2007, the following repurchase facilities were in place, categorized by lending institution:

     o    CITIGROUP FACILITY

          During December 2006, we executed a repurchase agreement with Citigroup for the purpose of funding investment activity for a planned second CDO securitization. In October 2007, for the reasons mentioned above we decided not to pursue that CDO securitization. In connection with that determination, we entered into an agreement that will terminate our Citigroup repurchase facility on May 31, 2008.

          At December 31, 2007, advance rates on the borrowings from this facility, ranging from 80% to 90% of collateral value, are determined on an asset-by-asset basis. Interest on the borrowings, which ranges from LIBOR plus 0.60% to LIBOR plus 1.25%, is also determined on an asset-by-asset basis. At December 31, 2007, we had $81.3 million of borrowings outstanding under this facility at a weighted average interest rate of 5.68%, including the effect of interest rate hedges. With respect to assets pledged as collateral for the Citigroup facility, and in accordance with the termination agreement, we are currently carrying out a plan to sell or refinance the assets collateralizing this facility utilizing our other repurchase facilities (see Note 11 and Note 23 or our consolidated financial statements).

     o    BEAR STEARNS FACILITY

          During 2007, we executed a repurchase agreement with Bear Stearns for the purpose of providing financing for our investments in mortgage loans, CMBS and available-for-sale securities. At December 31, 2007, advance rates on borrowings from this facility were at 70% of the collateral value, and interest on the borrowings ranged from 30-day LIBOR plus 1.00% to 30-day LIBOR plus 2.00%, both as determined on an asset-by-asset basis. The borrowings are subject to 30-day settlement terms. At December 31, 2007, we had $55.0 million of borrowings outstanding under this facility at a weighted average interest rate of 5.41%, including the effect of interest rate hedges (see Note 11 or our consolidated financial statements).

     o    BANC OF AMERICA FACILITY

          During the third quarter of 2007, we executed a repurchase agreement with Banc of America Securities, LLC ("Banc of America") to provide financing for investments in mezzanine loans and subordinated notes. There are no outstanding amounts on this facility as of December 31, 2007. Advance rates on borrowings, which will be determined on an asset-by-asset basis, will be subject to 30-day settlement terms. Interest rates on the borrowings will be based on 30-day LIBOR and will also be determined on an asset-by-asset basis.

For information regarding the amount of borrowings and the amounts of hedged debt on our repurchase facilities secured by our investments, see Note 2 of the consolidated financial statements.

Related Party Line of Credit
----------------------------

We finance our remaining investing and operating activity primarily through borrowings from a credit facility we maintain with Centerline, which was amended in April 2007 to increase our borrowing capacity and extend the maturity date of the facility to June 2008. This $80.0 million facility offers borrowing rates of LIBOR plus 3.00%. As of December 31, 2007, the amount outstanding was $77.7 million with an interest rate of 7.60%.

We have covenant compliance requirements on our related party line of credit. At December 31, 2007, we failed to meet certain of these requirements, causing us to be in default of the loan agreement. While we have not been called upon to repay this facility, there can be no assurance that we will not be.

Other Financing
---------------

In 2006, we executed our first CDO securitization. At December 31, 2007, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.41%, including the effect of interest rate hedges.

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

SUMMARY OF CASH FLOWS

                                                            Year Ended December 31,
                                           --------------------------------------------------------
                                                                           Dollar         Percent
                                               2007           2006         Change          Change
                                           -----------    -----------    -----------    -----------
Cash flows provided by (used in):
   Operating activities                    $    10,374    $     8,290    $     2,084           25.1%
   Investing activities                        (32,190)      (320,856)       288,666          (90.0)
   Financing activities                         30,107        308,905       (278,798)         (90.3)
                                           -----------    -----------    -----------    -----------
Net increase (decrease) in cash and cash
     equivalents                           $     8,291    $    (3,661)   $    11,952         (326.5)%
                                           ===========    ===========    ===========    ===========


Despite the net loss in 2007, our cash flows from operations increased over the 2006 level. As much of the net loss was caused by non-cash charges (such as fair value changes in interest rate derivatives and impairment charges) and realized losses from investing activities (such as asset sales) those amounts are excluded from the calculation of operating cash flows. The underlying increase in cash flows in this category was due to increased balances for interest payable due to the higher level of debt at year end.

The decrease in net cash used in investing activities was due to lower origination activity in the 2007 period as compared to 2006, and proceeds received from the sale of assets in 2007.

The decrease in net cash provided by financing activities can be attributed to the lower level of investing activity during the 2007 period and the repayment of credit facilities during 2007, as well as an increase in escrow balance requirements due to the liquidity factors described above. The decrease was partially offset by proceeds received from a preferred stock offering made in 2007.

LIQUIDITY REQUIREMENTS AFTER DECEMBER 31, 2007

For the period from January 1, 2008 through March 11, 2008, we paid $11.8 million due to margin calls on our repurchase facilities.

During January 2008, preferred dividends of $0.3 million ($0.453 per share), declared in December 2007, were paid to the preferred shareholders.

During 2008, in accordance with the termination agreement with Citigroup, we sold 11 first mortgage loans with an aggregate carrying amount of $58.1 million, repaid $44.3 million of related repurchase facility debt and incurred $3.1 million of realized losses relating to these sales. As of March 7, 2008, five first mortgage loans remain as collateral on this facility, which will be refinanced or sold in 2008 to repay the remaining outstanding balance on the facility prior to the termination date of May 31, 2008.

Absent further margin calls, we expect that cash generated from normal operations, principally interest from our investments, will meet our short-term operating needs. Market conditions have continued to deteriorate in 2008, causing us to fund additional margin requirements with our repurchase facility lenders and if market conditions remain the same or become worse, we may be called upon to fund more. While these margin requirements cannot be quantified at this time, we may not generate enough cash from operations or have adequate availability under our existing debt facilities to cover these requirements, and may need to sell additional assets that could result in additional losses to satisfy these cash needs.

We also have $0.3 million of funding commitments subsequent to December 31, 2007, which we expect to fund, if necessary, through cash generated from normal operations.

OTHER MATTERS

We are not aware of any trends or events, commitments or uncertainties, not otherwise disclosed, that will or are likely to impact liquidity in a material way.

DIVIDENDS
---------

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the year ended December 31:

(IN THOUSANDS)                     2007           2006
                               -----------    -----------
Total preferred dividends      $       527    $        --
                               ===========    ===========
Total common dividends         $     5,673    $    25,095
                               ===========    ===========

Return of capital:
  Amount                       $     6,200    $    22,407
  Per share                    $      0.74    $      2.69
  Percent of total dividends           100%         89.29%


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

We believe the  following  policies may involve a higher  degree of judgment and
complexity  and  represent  the  critical  accounting   estimates  used  in  the
preparation of our financial statement:

     o    assessment of impairment of mortgage loans;
     o    classification and valuation of mezzanine loan investments; and
     o    accounting for losses related to terminated interest rate derivatives.

ASSESSMENT OF IMPAIRMENT OF MORTGAGE LOANS

SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN, establishes standards regarding impairment issues related to our mortgage loans. Our portfolio of mortgage loans is periodically evaluated for impairment to establish appropriate loan loss reserves, if necessary. Our Advisor has a credit review committee which meets monthly and reviews the status of each loan and note and maintains a "watch list" of loans (including loans for which we have issued guarantees) for which the underlying property may be experiencing construction cost overruns, delays in construction completion, occupancy shortfalls, lower than expected debt service coverage ratios, or other matters which might cause the borrower to be unable to make scheduled interest and principal payments. If a loan is experiencing difficulties, members of this credit committee work with the borrower to try to resolve the issues, which could include extending the loan term, making additional advances, or reducing required payments. If, in the judgment of our Advisor, it is determined that it is probable that we will not receive all contractually required payments when they are due, the loan or note would be deemed impaired, and a loan loss reserve established.

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

Accounting for the investment as real estate is required if we expect that the amount of profit, regardless of its nature, is over 50 percent of the property's total expected residual profit. If a mezzanine investment were accounted for as an investment in real estate, our consolidated balance sheets would show the underlying property and its related senior debt (if such debt were not also held by us), and our consolidated statements of operations would include the property's rental revenues, operating expenses and depreciation.

If we expect to receive less than 50 percent of the property's residual profit, loan or joint venture accounting is applied. Loan accounting is appropriate:

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

ACCOUNTING FOR LOSSES RELATED TO TERMINATED INTEREST RATE DERIVATIVES

We enter into interest rate swaps, which are designated at inception as cash flow hedges with the hedged item being interest payments on our variable-rate repurchase facilities. In accordance with SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), we record these swaps at fair value and record changes in fair value in other comprehensive income to the extent the hedge is effective in achieving offsetting cash flows.

In the event that the interest rate swap is terminated and it is probable that no variable-rate debt will remain, we reclassify any unrealized amounts from accumulated other comprehensive income to earnings in the same period as the termination. However, if variable-rate debt remains, we assess the probability of ongoing variable-rate interest payments through the maturity dates of the terminated swaps. If it is determined that a probability of having these payments exists, any unrealized losses in other comprehensive income would remain until such time as the interest payments affect earnings or are deemed probable not to occur. The balance from the termination date is then amortized over the life of the terminated hedge transactions and we reassess the probability on an ongoing basis.

COMMITMENTS, CONTINGENCIES AND OFF BALANCE SHEET ARRANGEMENTS
-------------------------------------------------------------

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

The following table reflects our maximum exposure and carrying amount as of December 31, 2007, for guarantees we have entered into:

                           Maximum
                           Exposure         Carrying
                        (In thousands)       Amount
                        --------------   --------------
FNMA loan program (1)   $        3,109   $           --
                        --------------   --------------

   Total                $        3,109   $           --
                        ==============   ==============

(1) These are guarantees that relate to a program we initiated and have since discontinued. We believe the risk of any cost associated with these agreements is minimal.


The maximum exposure amount is not indicative of any expected losses under the guarantees. For a full description of these guarantees, see Note 22 to the consolidated financial statements.

CONTRACTUAL OBLIGATIONS
-----------------------

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.

                                                                   Payments Due by Period
                                                                       (In thousands)
                                            -------------------------------------------------------------------
                                                           Less than                     3 - 5       More than
                                               Total        1 Year      1 - 3 Years      Years        5 Years
                                            -----------   -----------   -----------   -----------   -----------
Debt:
  CDO notes payable (1)(2)                  $   362,000   $        --   $        --   $        --   $   362,000
  Repurchase facilities (1)(2)(3)               136,385       136,385            --            --            --
  Line of credit-related party (1)(2)            77,685        77,685
  Preferred shares of subsidiary (subject
   to mandatory repurchase) (1)(2)               25,000            --            --            --        25,000

Funding commitments:
  Future funding loan commitments                 5,027         5,027            --            --            --
                                            -----------   -----------   -----------   -----------   -----------

Total                                       $   606,097   $   219,097   $        --   $        --   $   387,000
                                            ===========   ===========   ===========   ===========   ===========

(1) The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management believes we have the ability and it has the intent to renew, refinance or remarket the borrowings beyond their current due dates. See also SOURCES OF FUNDS - REPURCHASE FACILITIES above.
(2) Includes principal amounts only. At December 31, 2007, the weighted average interest rate on our debt was 6.01%.
(3) $81.3 million of this debt is related to a repurchase facility that will be terminated during 2008. See discussion in SOURCES OF FUNDS - REPURCHASE FACILITIES above.


RECENTLY ISSUED ACCOUNTING STANDARDS
------------------------------------

2007 ADOPTIONS

On January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 established new evaluation and measurement processes for all income tax positions taken and requires expanded disclosures of income tax matters. The adoption of this interpretation had no impact on our consolidated financial statements.

PENDING ADOPTION

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 define fair value, establishes a framework for measuring fair value with respect to GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities to January 1, 2009. Due to the requirement to consider nonperformance factors with respect to the determination of fair value for liabilities and based on our evaluation to date, we expect the adoption of SFAS 157 to result in a reduction in our swap liability in the amount of $1.4 million.


In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value recognized in earnings as those changes occur. We did not elect the fair value option for any of our existing financial statements on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, FASB issued SFAS No. 160, NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We are currently evaluating the impact of adopting SFAS 160 on our consolidated financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS 141(R)"). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for us on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our financial condition, results of operations or cash flows.

There are no other new pending accounting pronouncements which we are required to adopt that would have a significant impact on our consolidated financial statements.

INFLATION
---------

Inflation did not have a material effect on our results for the periods presented.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Market risk is the exposure to loss resulting from changes in interest rates and equity prices. The primary market risks to which we are exposed are interest rate risk and credit spreads, which are highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and fluctuations in indices and other factors beyond our control.

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

Based on the $601.1 million of borrowings outstanding at December 31, 2007, of which $131.4 million remains unhedged, a 1% change in LIBOR would impact our annual net income and cash flows by $0.4 million, including the impact on variable rate assets. In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties securing such loans to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

CREDIT SPREAD AND MARGIN RISK

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed rate credit, or LIBOR, for floating rate credit. Our fixed rate loans and securities are valued based on a market credit spread over the rate payable on fixed rate U.S. Treasuries of like maturity. Our variable rate investments are valued based on a market credit spread over LIBOR. Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of higher (or "wider") spread over the benchmark rate to value them.

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities. This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yields upward to meet the market.

As of December 31, 2007, a 100 basis point movement in credit spreads would decrease the book value of the applicable assets by approximately 5.8%. Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (i.e., a margin call). This could result from principal reductions due to scheduled amortization payments, unscheduled principal prepayments on the mortgages underlying our investments, changes in market interest rates and other market factors.

Should market interest rates and/or credit spreads on our investments continue to increase, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy. The sources mentioned above may not be sufficient to meet our obligations, including margin calls, as they come due; as a result, further margin calls may result in additional asset sales.

We expect that cash generated from normal operations, principally interest from our investments, will meet our short-term operating needs; however, if market conditions remain the same or become worse, we may be called upon to fund additional requirements with our repurchase facility lenders. While these margin requirements cannot be quantified at this time, as advance rates and spreads may vary, we may not generate enough cash from operations or have adequate availability under our existing debt facilities to cover these requirements, and may need to sell additional assets to satisfy these cash needs.

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

American Mortgage Acceptance Company management assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in INTERNAL CONTROL - INTEGRATED FRAMEWORK. Based upon our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective in accordance with those criteria.

Deloitte & Touche LLP, our independent auditors, have issued an audit report on our effectiveness of the Company's internal control over financial reporting, which appears on page 33



/s/ James L. Duggins                                     /s/ Robert L. Levy
--------------------                                     ------------------
James L. Duggins                                         Robert L. Levy
Chief Executive Officer                                  Chief Financial Officer
March 28, 2008                                           March 28, 2008

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees and Shareholders of American Mortgage Acceptance Company
New York, New York


We have audited the internal control over financial reporting of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2007, based on criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management's Report on the Effectiveness of Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in INTERNAL CONTROL -- INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended December 31, 2007, of the Company and our report dated March 28, 2008 expressed an unqualified opinion on those consolidated financial statements, and includes an explanatory paragraph regarding developments in the credit markets impacting the Company's liquidity and the Company's suspension of investment activity in order to manage liquidity until market conditions improve.



/s/ DELOITTE & TOUCHE LLP
New York, New York
March 28, 2008

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
                                                                            PAGE
(a) 1.  Financial Statements
        --------------------

        Report of Independent Registered Public Accounting Firm               35

        Consolidated Balance Sheets as of December 31, 2007 and 2006          36

        Consolidated Statements of Operations for the years ended
          December 31, 2007, 2006 and 2005                                    37

        Consolidated Statements of Shareholders' Equity for the years
          ended December 31, 2007, 2006 and 2005                              38


        Consolidated Statements of Cash Flows for the years ended
          December 31, 2007, 2006 and 2005                                    39

        Notes to Consolidated Financial Statements                            41

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Trustees and Shareholders of American Mortgage Acceptance Company
New York, New York


We have audited the accompanying consolidated balance sheets of American Mortgage Acceptance Company and subsidiaries (the "Company") as of December 31, 2007 and 2006, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of American Mortgage Acceptance Company and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, developments in the credit markets have reduced the Company's liquidity. Declining interest rates coupled with widening credit spreads have led to reduced asset values. In order to meet margin calls on the Company's leveraged assets, the Company has been required to sell assets and record losses. Further reductions in asset values or further margin calls may require the Company to continue to sell assets and realize further losses. As a result, the Company has suspended investment activity in order to manage liquidity until market conditions improve.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of December 31, 2007, based on the criteria established in INTERNAL CONTROL--INTEGRATED FRAMEWORK issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2008 expressed an unqualified opinion on the Company's internal control over financial reporting.



/s/ DELOITTE & TOUCHE LLP
New York, New York
March 28, 2008

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (In thousands, except per share amounts)

                                     ASSETS

                                                                                    December 31,
                                                                              ----------------------
                                                                                 2007         2006
                                                                              ---------    ---------
Cash and cash equivalents                                                     $  15,844    $   7,553
Restricted cash                                                                   9,783       14,951
Investments
  Mortgage loans receivable, net (Note 3)                                       529,644      545,898
  Available-for-sale investments, at fair value (Note 4):
    CMBS                                                                         69,269           --
    Mortgage revenue bonds                                                        4,879        4,967
    Debt securities                                                                  --       82,582
  Real estate owned - discontinued operations (Note 6)                               --       48,692
Accounts receivable (Note 7)                                                     30,066        7,670
Deferred charges and other assets, net (Note 8)                                   6,914        8,671
                                                                              ---------    ---------

Total assets                                                                  $ 666,399    $ 720,984
                                                                              =========    =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
  CDO notes payable (Note 10)                                                 $ 362,000    $ 362,000
  Repurchase facilities (Note 11)                                               136,385      163,576
  Line of credit - related party (Note 12)                                       77,685       15,000
  Preferred shares of subsidiary (subject to mandatory
    repurchase) (Note 14)                                                        25,000       25,000
  Accounts payable and accrued expenses (Note 15)                                42,924       13,666
  Due to Advisor and affiliates (Note 20)                                         1,471        1,670
  Dividends payable                                                                 308       15,120
  Mortgages payable on real estate owned - discontinued
    operations (Note 6)                                                              --       39,944
                                                                              ---------    ---------

Total liabilities                                                               645,773      635,976
                                                                              ---------    ---------

Commitments and contingencies

Shareholders' equity (Note 17):
  7.25% Series A Cumulative Convertible Preferred Shares,
    no par value; 680 shares issued and outstanding in 2007                      15,905           --
  Shares of beneficial interest; $0.10 par value; 25,000
    shares authorized; 8,848 issued and 8,433 outstanding
    in 2007 and 8,815 issued and 8,400 outstanding in 2006                          885          881
  Treasury shares of beneficial interest at par; 415 shares
    in 2007 and 2006                                                                (42)         (42)
  Additional paid-in capital                                                    128,087      127,971
  Accumulated deficit                                                          (104,956)     (40,174)
  Accumulated other comprehensive loss                                          (19,253)      (3,628)
                                                                              ---------    ---------

Total shareholders' equity                                                       20,626       85,008
                                                                              ---------    ---------

Total liabilities and shareholders' equity                                    $ 666,399    $ 720,984
                                                                              =========    =========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands except per share amounts)

                                                                                  Years Ended December 31,
                                                                           --------------------------------------
                                                                              2007          2006          2005
                                                                           ----------    ----------    ----------
Revenues:
  Interest income                                                          $   58,965    $   31,408    $   20,625
  Other revenues                                                                1,144           286         6,535
                                                                           ----------    ----------    ----------
    Total revenues                                                             60,109        31,694        27,160
                                                                           ----------    ----------    ----------

Expenses:
  Interest                                                                     42,302        19,372         7,057
  Interest - distributions to preferred shareholders of subsidiary
    (subject to mandatory repurchase)                                           2,216         2,241         1,452
  General and administrative                                                    4,232         3,490         1,956
  Fees to Advisor (Note 20)                                                     3,796         3,546         4,347
  Impairment of investments                                                    38,295        16,443            --
  Amortization and other                                                          981           160           294
                                                                           ----------    ----------    ----------
    Total expenses                                                             91,822        45,252        15,106
                                                                           ----------    ----------    ----------

Other income (loss):
  Change in fair value and loss on termination of derivative instruments
    (Note 16)                                                                 (11,581)       (5,299)           --
  Equity in earnings of ARCap (Note 5)                                             --         3,000         2,837
  Gain on sale of ARCap (Note 5)                                                  337        19,223            --
  (Loss) gain on sale or repayment of investments                             (19,156)         (934)          183
  Other non-operating expense                                                      --            --           (39)
                                                                           ----------    ----------    ----------

    Total other (loss) income                                                 (30,400)       15,990         2,981
                                                                           ----------    ----------    ----------
                                                                              (62,113)        2,432        15,035
    (Loss) income from continuing operations

    Income from discontinued operations, including gain on sale of
      real estate owned (Note 6)                                                3,531           255           200
                                                                           ----------    ----------    ----------

Net (loss) income                                                             (58,582)        2,687        15,235

7.25% Convertible Preferred dividend requirements                                (527)           --            --
                                                                           ----------    ----------    ----------

Net (loss) income available to common shareholders                         $  (59,109)   $    2,687    $   15,235
                                                                           ==========    ==========    ==========

Earnings per share (basic and diluted) (Note 19):

    (Loss) income from continuing operations                               $    (7.45)   $     0.29    $     1.81
    Income from discontinued operations                                    $     0.42    $     0.03    $     0.02
                                                                           ----------    ----------    ----------

    Net (loss) income                                                      $    (7.03)   $     0.32    $     1.83
                                                                           ==========    ==========    ==========

Dividends per share                                                        $    0.675    $     3.00    $     1.90
                                                                           ==========    ==========    ==========

Weighted average shares outstanding:
  Basic                                                                         8,404         8,323         8,316
                                                                           ==========    ==========    ==========
  Diluted                                                                       8,404         8,330         8,317
                                                                           ==========    ==========    ==========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                     (In thousands except per share amounts)

                                                    7.25% Series A Cumulative
                                                  Convertible Preferred Shares   Shares of Beneficial Interest
                                                  ----------------------------   -----------------------------

                                                     Shares          Amount         Shares           Amount
                                                  -----------      -----------   -----------       -----------
Balance at January 1, 2005                                 --      $        --         8,716       $       871

Net income
Other comprehensive income (loss):
  Net unrealized gain on derivative instruments
  Unrealized holding loss on investments
  Less: reclassification adjustment

Total other comprehensive loss


Comprehensive income


Issuance of share based compensation                                                       3
Amortization of share option costs
Purchase of treasury shares

Dividends
                                                  -----------      -----------   -----------       -----------

Balance at December 31, 2005                               --               --         8,719               871

Net income
Other comprehensive income (loss):
  Net unrealized loss on derivative instruments
  Unrealized holding loss on investments
  Plus: reclassification adjustment


Total other comprehensive loss


Comprehensive loss

Reclassification of unamortized share based
  compensation upon adoption of SFAS No. 123(R)
  Options exercised and other share based
    compensation                                                                          96                10
Amortization of share option costs

Dividends
                                                  -----------      -----------   -----------       -----------

Balance at December 31, 2006                               --               --         8,815               881

Net loss
Other comprehensive income (loss):
  Net unrealized loss on derivative instruments
  Unrealized holding loss on investments
  Plus: reclassification adjustments


Total other comprehensive loss


Comprehensive loss

Options exercised and other share based
  compensation                                                                            33                 4
Issuance of preferred shares                              680           15,905

Dividends
                                                  -----------      -----------   -----------       -----------

Balance at December 31, 2007                              680      $    15,905         8,848       $       885
                                                  ===========      ===========   ===========       ===========

                                                     Treasury Shares of
                                                    Beneficial Interest
                                                  -------------------------   Additional
                                                                               Paid-in     Share-Based
                                                     Shares       Amount       Capital     Compensation
                                                  -----------   -----------   ----------   ------------
Balance at January 1, 2005                               (379)  $       (38)  $  126,800   $        (16)

Net income
Other comprehensive income (loss):
  Net unrealized gain on derivative instruments
  Unrealized holding loss on investments
  Less: reclassification adjustment

Total other comprehensive loss


Comprehensive income


Issuance of share based compensation                                                  47             (2)
Amortization of share option costs                                                                   (2)
Purchase of treasury shares                               (36)           (4)        (490)

Dividends
                                                  -----------   -----------   ----------   ------------

Balance at December 31, 2005                             (415)          (42)     126,357            (20)

Net income
Other comprehensive income (loss):
  Net unrealized loss on derivative instruments
  Unrealized holding loss on investments
  Plus: reclassification adjustment


Total other comprehensive loss


Comprehensive loss

Reclassification of unamortized share based
  compensation upon adoption of SFAS No. 123(R)                                      (20)            20
  Options exercised and other share based
    compensation                                                                   1,614
Amortization of share option costs                                                    20

Dividends
                                                  -----------   -----------   ----------   ------------

Balance at December 31, 2006                             (415)          (42)     127,971             --

Net loss
Other comprehensive income (loss):
  Net unrealized loss on derivative instruments
  Unrealized holding loss on investments
  Plus: reclassification adjustments


Total other comprehensive loss


Comprehensive loss

Options exercised and other share based
  compensation                                                                       116
Issuance of preferred shares

Dividends
                                                  -----------   -----------   ----------   ------------

Balance at December 31, 2007                             (415)  $       (42)  $  128,087   $
                                                  ===========   ===========   ===========  ============

                                                                                 Accumulated
                                                                                    Other
                                                  Accumulated   Comprehensive   Comprehensive
                                                    Deficit     Income (Loss)   (Loss) Income      Total
                                                  -----------   -------------   -------------   -----------
Balance at January 1, 2005                        $   (17,202)                  $      10,117   $   120,532

Net income                                             15,235   $      15,235                        15,235
Other comprehensive income (loss):
  Net unrealized gain on derivative instruments                           679
  Unrealized holding loss on investments                               (2,916)
  Less: reclassification adjustment                                    (3,097)

Total other comprehensive loss                                         (5,334)         (5,334)       (5,334)
                                                                -------------

Comprehensive income                                            $       9,901
                                                                =============

Issuance of share based compensation                                                                     45
Amortization of share option costs                                                                       (2)
Purchase of treasury shares                                                                            (494)

Dividends                                             (15,799)                                      (15,799)
                                                  -----------   -------------   -------------   -----------

Balance at December 31, 2005                          (17,766)                          4,783       114,183

Net income                                              2,687   $       2,687                         2,687
Other comprehensive income (loss):
  Net unrealized loss on derivative instruments                        (3,642)
  Unrealized holding loss on investments                               (6,993)
  Plus: reclassification adjustment                                     2,224
                                                                -------------

Total other comprehensive loss                                         (8,411)         (8,411)       (8,411)
                                                                -------------

Comprehensive loss                                              $      (5,724)
                                                                =============
Reclassification of unamortized share based
  compensation upon adoption of SFAS No. 123(R)
  Options exercised and other share based
    compensation                                                                                      1,624
Amortization of share option costs                                                                       20

Dividends                                             (25,095)                                      (25,095)
                                                  -----------                   -------------   -----------

Balance at December 31, 2006                          (40,174)                         (3,628)       85,008

Net loss                                              (58,582)  $     (58,582)                      (58,582)
Other comprehensive income (loss):
  Net unrealized loss on derivative instruments                       (26,070)
  Unrealized holding loss on investments                              (41,746)
  Plus: reclassification adjustments                                   52,191
                                                                -------------

Total other comprehensive loss                                        (15,625)        (15,625)      (15,625)
                                                                -------------   -------------   -----------

Comprehensive loss                                              $     (74,207)
                                                                =============
Options exercised and other share based
  compensation                                                                                          120
Issuance of preferred shares                                                                         15,905

Dividends                                              (6,200)                                       (6,200)
                                                  -----------                   -------------   -----------

Balance at December 31, 2007                      $  (104,956)                  $     (19,253)  $   20,626
                                                  ===========                   =============   ===========

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                         2007           2006           2005
                                                                     -----------    -----------    -----------
Cash flows from operating activities:
  Net (loss) income                                                  $   (58,582)   $     2,687    $    15,235

  Adjustments to reconcile net (loss) income to net cash
    provided by operating
    activities:
    Depreciation expense                                                     336          1,671          2,389
    Gain on sale of ARCap                                                   (337)       (19,223)            --
    Equity in earnings of ARCap                                               --         (3,000)        (2,837)
    Loss on impairment or disposal of investments                         56,122         17,147           (183)
    (Gain) loss on sale of real estate owned                              (3,611)            --             --
    Change in fair value or termination of derivative instruments         11,581          5,299             39
    Amortization and accretion                                               (58)          (207)           135
    Other non-cash (income) expense, net                                     930          1,142             45
    Distributions received from ARCap                                         --          4,037          2,400
    Changes in operating assets and liabilities:
      Accounts receivable                                                  1,891         (3,961)        (1,154)
      Other assets                                                            13            405           (705)
      Due to Advisor and affiliates                                         (198)        (1,291)         2,191
      Accounts payable and accrued expenses                                2,287          3,584            494
                                                                     -----------    -----------    -----------

Net cash provided by operating activities                                 10,374          8,290         18,049
                                                                     -----------    -----------    -----------

Cash flows from investing activities:
  Funding and purchase of mortgage loans                                (253,266)      (509,191)       (42,718)
  Principal repayments or sale of mortgage loans                         256,083         11,490         21,736
  Investment in CMBS                                                    (123,052)            --             --
  Principal repayments or sale of CMBS                                    15,562             --             --
  Investment in CDO securities                                           (10,061)            --             --
  Principal repayments or sale of CDO securities                           7,940             --             --
  Investment in debt securities                                               --             --        (64,173)
  Principal repayments or sale of debt securities                         81,182        131,813         29,627
  Prepayment penalty from debt security refinancing                           --          3,200             --
  Purchase of mortgage loans on real estate owned                             --             --         (17,150)
  Return of capital and proceeds from the sale of ARCap                      337         37,181             --
  Decrease (increase) in restricted cash                                   5,168        (14,951)            --
  Increase in escrow receivables                                         (24,287)            --             --
  Proceeds from sale of real estate owned                                 11,987         17,951          7,474
  Principal repayment on real estate owned                                    36             --            480
  Principal repayment of revenue bonds                                       181          1,651            212
                                                                     -----------    -----------    -----------

Net cash used in investing activities                                    (32,190)      (320,856)       (64,512)
                                                                     -----------    -----------    -----------
                                                                                                    (CONTINUED)

          See accompanying notes to consolidated financial statements.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                             Years Ended December 31,
                                                                     -----------------------------------------
                                                                         2007           2006           2005
                                                                     -----------    -----------    -----------

Cash flows from financing activities:
  Proceeds from CDO notes payable                                             --        362,000             --
  Proceeds from repurchase facilities                                  1,044,314        432,881        104,418
  Repayments of repurchase facilities                                 (1,071,505)      (478,406)       (52,707)
  Proceeds from line of credit - related party                           260,850        206,242         32,561
  Repayments of line of credit - related party                          (198,165)      (191,242)       (37,161)
  Repayments of warehouse facility                                            --         (4,070)            --
  Deferred financing costs                                                  (280)        (6,760)          (802)
  Dividends paid to shareholders                                         (21,012)       (13,297)       (15,812)
  Treasury stock purchases                                                    --             --           (494)
  Stock options exercised                                                     --          1,557             --
  Issuance of preferred shares                                            17,000             --         25,000
  Equity offering costs                                                   (1,095)            --             --
                                                                     -----------    -----------    -----------

Net cash provided by financing activities                                 30,107        308,905         55,003
                                                                     -----------    -----------    -----------

Net increase (decrease) in cash and cash equivalents                       8,291         (3,661)         8,540

Cash and cash equivalents at the beginning of the year                     7,553         11,214          2,674
                                                                     -----------    -----------    -----------

Cash and cash equivalents at the end of the year                     $    15,844    $     7,553    $    11,214
                                                                     ===========    ===========    ===========

Supplemental information:
  Interest paid (including distributions to preferred shareholders
    of subsidiary (subject to mandatory repurchase))                 $    34,441    $    19,399    $     8,383
                                                                     ===========    ===========    ===========
Non-cash investing and financing activities:
  Capitalized interest income                                        $       520    $       169        $    --
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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a)   Consolidation and Basis of Presentation

The consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as "AMAC," "we", "us", "our", and "our Company". We are externally managed by Centerline AMAC Manager, Inc., which acts as our Advisor and is a subsidiary of Centerline. We operate in one business segment.

Our consolidated financial statements are prepared on the accrual basis of accounting in accordance with United States generally accepted accounting principles ("GAAP"). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Certain amounts from prior years have been reclassified to conform to the 2007 presentation, in particular, the results of operations of real estate owned properties sold now recorded as discontinued operations.

b)   Revenue Recognition

We derive our revenues from a variety of sources as follows:

     o    INTEREST  INCOME  FROM  MORTGAGE  LOANS  - We  recognize  interest  on mortgage loans on the accrual basis as it becomes due. We amortize deferred loan origination costs and fees on the interest method over the life of the applicable loan as an adjustment to interest income. Certain mortgage loans contain provisions that allow us to participate in a percentage of the underlying property's excess cash flows from operations and excess proceeds from a sale or refinancing. We evaluate these loans in accordance with EITF 86-21, APPLICATION OF THE AICPA NOTICE TO PRACTITIONERS REGARDING ACQUISITION, DEVELOPMENT, AND CONSTRUCTION ARRANGEMENTS TO ACQUISITION OF AN OPERATING PROPERTY to determine the classification of the investment as a loan. This income is recognized on the accrual basis as it becomes due. We place these assets on non-accrual status when collectability is not assured.

     o INTEREST INCOME ON AVAILABLE-FOR-SALE SECURITIES - We recognize interest on available-for-sale securities on the accrual basis as it becomes due. Interest income also includes the amortization or accretion of premiums and discounts arising at the purchase date, using the effective yield method. We place these assets on non-accrual status when collectability is not assured.

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

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


c) Available-for-Sale Investments

We account for our available-for-sale investments pursuant to SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES ("SFAS No. 115"). For these investments, we record changes in fair value in other comprehensive income unless we consider an investment impaired, or a decline in fair value to be other than temporary (see IMPAIRMENT below).

     1.  CMBS

         We  classify  our  investments  in  CMBS  as  available-for-sale   debt
         securities and use third-party quoted market prices as our primary source of valuation.

     2.  Revenue Bonds

         We classify our investments in revenue bonds as available-for-sale debt securities. Because revenue bonds have a limited market, we estimate fair value for each bond as the present value of its expected cash flows using a discount rate for comparable investments.

     3   Debt Securities

         Prior to the 2007 sale of our debt security portfolio, we accounted for our investments in GNMA and FNMA certificates as available-for-sale debt securities and obtained third-party quoted market prices as our primary source of valuation.

     4.  Impairment

         For any investments classified as available-for-sale, a decline in market value below cost that we deem other than temporary is charged to earnings. If, in the judgment of our Advisor, it is determined probable that we will not receive all contractual payments required when due, the asset is deemed impaired and is written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss. The fair value at that time is then considered the cost basis of the investment, and subsequent increases in the fair value over this new cost basis are included in other comprehensive income; subsequent decreases in fair value, if not an other-than-temporary impairment, are also included in other comprehensive income.

     5.  Gain or Loss on Sale

         Realized gains and losses on securities are included in earnings and are recorded on the trade date and calculated as the difference between the amount of cash received and the carrying cost of the specific investment, including any unamortized discounts, premiums, origination costs and fees.

d)   Mortgage Loans Receivable

Pursuant to SFAS 65, ACCOUNTING FOR CERTAIN MORTGAGE BANKING EVENTS, we carry mortgage loans at the lower of cost or at fair market value, including unamortized loan origination costs and fees.

For investments in mortgage loans, we follow the provisions of SFAS No. 114, ACCOUNTING BY CREDITORS FOR IMPAIRMENT OF A LOAN ("SFAS No. 114"). Under SFAS No. 114, a loan is impaired when, based on current information and events, it is probable that a creditor will be unable to collect all amounts due according to the contractual terms of the loan agreement. SFAS No. 114 requires lenders to measure impaired loans based on:

     (i) the present value of expected future cash flows discounted at the loans' effective interest rate;
     (ii)  the loan's observable market price; or
     (iii) the fair value of the collateral if the loan is collateral-dependent.

We periodically evaluate our portfolio of mortgage loans for possible impairment to establish appropriate loan loss reserves, if necessary. If, in the judgment of our Advisor, we determine that it is probable that we will not receive all contractually required payments when they are due, we deem the loan impaired and establish a loan loss reserve.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


e)   Investment in ARCap

Our investment in ARCap Investors, L.L.C. ("ARCap") consisted of preferred and common membership interests. We accounted for this investment under the equity method until we sold it in August 2006. A portion of the equity income recorded was based on the preferred dividend, while the balance was based on our proportionate share of common interests outstanding.

f)   Real Estate Owned

Prior to 2007 and 2006 sales, real estate owned consisted of properties of which we took possession by exercising our rights under subordinated promissory notes and other documents. In some cases, we also purchased the first mortgage loans on the properties. We recorded these properties at the lower of fair value of the real estate, less estimated disposal costs, or the carrying amount of the foreclosed loan. The determination of fair value of the real estate was based on independent appraisals.

When the properties were sold, the results of operations of the property were reclassified into income from discontinued operations for all periods presented.

When we own a portfolio of real estate, it is periodically evaluated for possible impairment. If, in the judgment of our Advisor, we determine that the property's fair value is below its carrying value, we will deem the property impaired and it will be written down to its then estimated fair value, with the amount of the write-down accounted for as a realized loss.

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

h)   Loan Origination Costs and Fees

In accordance with SFAS No. 91, ACCOUNTING FOR NONREFUNDABLE FEES AND COSTS ASSOCIATED WITH ORIGINATING OR ACQUIRING LOANS AND INITIAL DIRECT COSTS OF LEASES, we capitalize acquisition fees and other direct expenses incurred for activities performed to originate mortgage loans and include them in Investment in Mortgage Loans, net of any fees received from borrowers for loan originations. We amortize these costs on a straight-line basis, which approximates effective yield, over the lives of the loans.

i)   Repurchase Facilities

We finance a portion of our investments using repurchase facilities pursuant to repurchase agreements. We sell our mortgage loans or investment securities to a counterparty for a price set upon the value of the collateral, as determined on a loan-by-loan basis. We account for these transactions as collateralized borrowings; accordingly, the loans and securities remain on our consolidated balance sheets with the proceeds from the sales recorded as debt. We defer the fees relating to the facilities and amortize them over the life of the facilities. If it is determined that a facility will be terminated, any fees relating to the facility will be expensed upon termination. In some instances, the repurchase agreements settle every 30 days from the sale date. In these cases, the difference between the sale proceeds and the fixed repurchase price is recorded as interest expense ratably over the period between the sale and repurchase dates.

j)   Subsidiary Equity

We account for our preferred securities of our subsidiary under SFAS No. 150, ACCOUNTING FOR CERTAIN FINANCIAL INSTRUMENTS WITH CHARACTERISTICS OF BOTH LIABILITIES AND EQUITY, which requires that mandatorily redeemable financial instruments be classified as liabilities in the consolidated financial statements and the payments or accruals of dividends and other amounts to be paid to the holders of these securities be reported as interest costs. The fair value of the securities approximates the liquidation amount due to the variable rate nature of their dividends.

k)   Stock Options

We account for stock options we issue under the fair value based method pursuant to SFAS No. 123(R), SHARE-BASED PAYMENT ("SFAS No. 123(R)"). Under SFAS No. 123(R), we are required to select a valuation technique or option pricing model that meets the criteria as stated in the standard and we use the Black-Scholes model, which requires the input of subjective assumptions. These assumptions include estimating the length of time optionees will retain their vested stock options before exercising them ("expected term"), the estimated volatility of the Company's common stock price over the expected term ("volatility"), the risk free interest rate and the dividend yield.

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

l)   Financial Risk Management and Interest Rate Derivatives

Our primary objective for holding interest rate swaps is to manage interest rate and certain equity market risks. We account for our interest rate swap agreements under SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES ("SFAS No. 133"), as amended and interpreted. We enter into interest rate swaps, which are designated, at inception, as cash flow hedges with the hedged item being the interest payments on our variable-rate repurchase facilities. We record these swaps at fair value, and record changes in fair value in other comprehensive income to the extent they are effective. If deemed ineffective, we record the amount considered ineffective in the consolidated statement of operations if the ineffectiveness is within the limits allowable by SFAS 133. If the ineffectiveness exceeds the allowable limit, we would record the entire fair value (and subsequent changes) in our consolidated statements of operations. When we terminate a derivative that we have accounted for as a hedge (or determine that the hedged transaction is no longer likely to occur), we reclassify any unrealized gain or loss in accumulated other comprehensive income and recognize it in our consolidated statements of operations.

We have determined that we will not apply hedge accounting to free-standing derivatives and we also may write fair value derivatives. Any change in the fair value of these derivatives is included in current period net income.

m)   Fair Value of Financial Instruments

As described above, our available-for-sale securities, interest rate derivatives and certain of our mortgage loans are carried at estimated fair values. We have determined that the fair value of our remaining financial instruments, including our remaining mortgage loans, cash and cash equivalents, and secured borrowings approximate their carrying values at December 31, 2007 and 2006. The fair value of investments in mortgage loans and available-for-sale securities are based on actual market price quotes, broker quotes or by determining the present value of the projected future cash flows using appropriate discount rates, credit losses and prepayment assumptions. Other financial instruments carry interest rates which are deemed to approximate market rates.

n)   Income Taxes

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

o)   New Accounting Pronouncements

2007 ADOPTIONS
--------------

On January 1, 2007, we adopted FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES, AN INTERPRETATION OF FASB STATEMENT NO. 109 ("FIN 48"). FIN 48 established new evaluation and measurement processes for all income tax positions taken and requires expanded disclosures of income tax matters. The adoption of this interpretation had no impact on our consolidated financial statements.

PENDING ADOPTION
----------------

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS ("SFAS 157"). SFAS 157 define fair value, establishes a framework for measuring fair value with respect to GAAP and expands disclosures about fair value measurements. SFAS 157 is effective for our financial assets and liabilities on January 1, 2008. The FASB has deferred the provisions of SFAS 157 relating to nonfinancial assets and liabilities to January 1, 2009. Due to the requirement to consider nonperformance factors with respect to the determination of fair value for liabilities and based on our evaluation to date, we expect the adoption of SFAS 157 to result in a reduction in our swap liability in the amount of $1.4 million.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. This statement was issued with the intent to provide an alternative measurement treatment for certain financial assets and liabilities. The alternative measurement would permit fair value to be used for both initial and subsequent measurement, with changes in fair value

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


recognized in earnings as those changes occur. We did not elect the fair value option for any of our existing financial statements on the effective date and have not determined whether or not we will elect this option for any eligible financial instruments we acquire in the future.

In December 2007, FASB issued SFAS No. 160, NON-CONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS - AN AMENDMENT OF ARB NO. 51 ("SFAS 160"). SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for us on January 1, 2009. We do not expect the adoption of SFAS 160 to have a material effect on our financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), BUSINESS COMBINATIONS ("SFAS 141(R)"). SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for us on January 1, 2009. We do not expect the adoption of SFAS 141(R) to have a material effect on our financial condition, results of operations or cash flows.


NOTE 2 - MARKET CONDITIONS AND LIQUIDITY

During 2007, developments in the market for many types of mortgage products (including mortgage backed securities) have resulted in reduced liquidity for these assets. Declining interest rates coupled with widening credit spreads have led to reduced values and the inability to find adequate financing for these assets. This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products, presenting us with financing challenges. As the credit markets declined, so did the commercial real estate CDO market and we decided to temporarily suspend investment activity and not pursue a second CDO securitization. As a result, we terminated the repurchase facility with Citigroup that we had used to finance our investment activity and entered into an agreement to repay the entire amount of the facility by selling or refinancing the collateral assets by May 31, 2008. We recorded a charge to general and administrative expense of $0.5 million in 2007 for costs incurred through December 31, 2007, that we would have paid at the closing of the CDO.

Through December 31, 2007, we have repaid $209.0 million of the Citigroup facility by transferring assets to a new repurchase facility with Bear Stearns (see Note 11) and selling other assets. The asset sales resulted in net losses of $14.8 million. Subsequent to December 31, 2007, we have repaid an additional $44.3 million of the Citigroup facility from asset sales, resulting in $3.1 million of net losses. It is our intent to sell or refinance the remaining assets before the expiration date of our agreement with Citigroup. Prior to the termination of the facility, we paid interest on outstanding borrowings at rates that ranged from LIBOR plus 0.40% to LIBOR plus 1.25%. As we continue to have borrowings under the Citigroup facility after January 1, 2008 and to the extent we have borrowings under the facility through May 31, 2008, interest on the borrowings will be increased as follows:


Period                                  Interest rate range
--------------------------              ----------------------------------------

January 1 - January 31                  LIBOR plus 0.75% to LIBOR Plus 1.40%
February 1 - February 29                LIBOR plus 0.95% to LIBOR Plus 1.60%
March 1 - April 30                      LIBOR plus 2.00%
May 1 - May 31                          LIBOR plus 2.50%


In connection with terminating the Citigroup facility, we will also terminate all associated interest rate swaps derivatives. See Note 16 for a detailed explanation of termination costs we paid (or expect to pay) to terminate these derivatives.

As market conditions continue to fluctuate, we are evaluating strategies that may require us to sell additional assets and extinguish any related debt obligations that are secured by these assets. By repaying most of our debt obligations, we believe we will regain adequate financing when market conditions improve to actively pursue our investment strategy and begin growing our company for the future. However, aspects outside of our control, such as the continuing uncertainty of the credit markets could further restrict our liquidity.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


During 2007, as a result of the market conditions and our liquidity issues referred to above, we reclassified certain unrealized losses resulting from declines in market values on our CMBS investments previously recorded in accumulated other comprehensive income to a reduction of earnings on our statement of operations (see Note 4).

Following is a summary of our investment assets as of December 31, 2007, illustrating the amount of leverage and the amounts of hedged debt:

                                                                                                      Interest
                                              Carrying                     Amount                       rate
                                               amount        Amount       securing     Associated     hedges on
                                 Carrying    pledged as     securing     repurchase    repurchase    associated
       (IN THOUSANDS)             amount     collateral    CDO debt(1)     debt(2)        debt(2)       debt
----------------------------   -----------   -----------   -----------   -----------   -----------   -----------
Mortgage loans receivable:
  First mortgages              $   352,524   $   352,524   $   352,524   $        --   $        --   $        --
  Fixed rate bridge loans           18,381        18,381            --        18,381        16,545        17,694
  Variable rate bridge loans         7,595            --            --            --            --            --
  Fixed rate mezzanine loans        22,818        16,945        13,582         3,363         2,843         3,450
  Variable rate mezzanine
    loans                           67,082        52,677         4,746        47,931        38,803            --
  Subordinated notes                61,243        60,745        24,457        36,288        30,192        17,314
                               -----------   -----------   -----------   -----------   -----------   -----------

Total mortgage loans
  receivable                       529,644       501,272       395,309       105,963        88,383        38,458
                               -----------   -----------   -----------   -----------   -----------   -----------
                                    69,269        69,269            --        69,269        48,002        35,183
CMBS

Mortgage revenue bonds               4,879            --            --            --            --            --
                               -----------   -----------   -----------   -----------   -----------   -----------

Totals                         $   603,792   $   570,541   $   395,309   $   175,232   $   136,385   $    73,641
                               ===========   ===========   ===========   ===========   ===========   ===========

(1)  Of the $362.0 million of CDO notes payable, we have hedged $346.3 million.
(2) Relate to assets pledged as collateral on the Citigroup and Bear Sterns repurchase facilities.


Subsequent to December 31, 2007, we sold 11 first mortgage loans with an aggregate carrying amount of $58.1 million, repaid $44.3 million of related repurchase facility debt and incurred $3.1 million of realized losses relating to these sales, which are recorded in 2007 as impairment charges on investments.


NOTE 3 - INVESTMENTS IN MORTGAGE LOANS RECEIVABLE, NET

Mortgage loans receivable, net, consisted of two classifications of mortgages as follows:

                                         2007          2006
                                     -----------   -----------
Mortgage loans held for investment   $   467,734   $   545,898
Mortgage loans held for sale              61,910            --
                                     -----------   -----------

  Total                              $   529,644   $   545,898
                                     ===========   ===========


During 2007, we reclassified 14 of our mortgage loans held for investment to mortgage loans held for sale due to the modifications made to our business strategy (see Note 2). We realized impairments of $3.5 million on these assets to reflect fair value at December 31, 2007.

In January and February 2008, we sold 11 of these mortgage loans to an affiliate of our Advisor (see Notes 20 and 23).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Information relating to our investments in mortgage loans as December 31, 2007 is as follows:

(DOLLARS IN THOUSANDS)

                                                        Final
                                                      Maturity
            Property                   Description      Date       Call Date (A)   Interest Rate
------------------------------------   -----------   -----------   -------------   -------------
MORTGAGE LOANS RECEIVABLE, NET -
--------------------------------
HELD FOR INVESTMENT
-------------------

First Mortgage Loans:
  The Victor (D)(E)
    Camden, NJ                         Mixed Use           12/14           12/14            6.17%
  Washington Heights (D)(E)
    Worcester, MA                      Multifamily          5/16           12/15            6.85%
  Robert Plan (D)
    Bethpage, NY                       Office               4/16           04/16            6.77%
  Sage at Cupertino (D)(E)
    Cupertino, CA                      Multifamily          5/16           05/16            5.99%
  The Pines (D)
    Las Vegas, NV                      Multifamily          5/16           11/15            5.84%
  Forest Pointe (D)
    Lake Bluff, IL                     Multifamily          6/11           12/07            5.92%
  Harbour Pointe (D)
    Mukilteo, WA                       Retail               6/11           12/07            5.92%
  1800 Walt Whitman (D)
    Melville, NY                       Office               6/16           06/16            6.24%
  Ellington Plaza (D)
    Washington, DC                     Multifamily          9/16           09/09            5.82%
  Stone Cliff Heights (D)
    Aurora, CO                         Multifamily          8/16           02/16            6.08%
  Citrus Grove (D)
    Elk Grove, CA                      Multifamily          9/16           03/16            6.01%
  Courtyard Apartments (D)
    Albuquerque, NM                    Multifamily          8/11           08/09            5.93%
  The Crossroads at Chapel Hills (D)
    Colorado Springs, CO               Multifamily          9/16           03/16            6.05%
  Arbors Apartments (D)
    Albuquerque, NM                    Multifamily          8/11           10/09            5.93%
  Westpointe Apartments (D)
    Stockton, CA                       Multifamily          9/13           02/16            6.28%
  Islip Terrace (D)
    Islip Terrace, NY                  Retail               8/11           07/09            6.12%
  236 W. 16th Street (D)
    New York, NY                       Multifamily          9/16           09/09            6.13%
  253 Elizabeth Street (D)
    New York, NY                       Multifamily          9/16           09/09            6.13%
  515 E. 5th Street (D)
    New York, NY                       Multifamily          9/16           09/09            6.13%
  Valley Village  (D)
    Bakersfield, CA                    Retail               9/16           03/16            5.78%
  Rite Aid  (D)
    Arroyo Grande, CA                  Retail              10/16           04/16            5.57%

                                        Periodic                    Outstanding
                                         Payment                   Face Amount of   Impairment
            Property                      Terms       Pior Liens    Mortgages (B)    Charges
------------------------------------   -----------   -----------   --------------   -----------
MORTGAGE LOANS RECEIVABLE, NET -
--------------------------------
HELD FOR INVESTMENT
-------------------

First Mortgage Loans:
  The Victor (D)(E)
    Camden, NJ                             (F)       $        --   $       31,000   $        --
  Washington Heights (D)(E)
    Worcester, MA                          (F)                --           27,000            --
  Robert Plan (D)
    Bethpage, NY                           (G)                --           20,000            --
  Sage at Cupertino (D)(E)
    Cupertino, CA                          (G)                --           22,000            --
  The Pines (D)
    Las Vegas, NV                          (F)                --           13,000            --
  Forest Pointe (D)
    Lake Bluff, IL                         (F)                --           11,000            --
  Harbour Pointe (D)
    Mukilteo, WA                           (F)                --           11,000            --
  1800 Walt Whitman (D)
    Melville, NY                           (G)                --            7,000            --
  Ellington Plaza (D)
    Washington, DC                         (G)                --           13,500            --
  Stone Cliff Heights (D)
    Aurora, CO                             (F)                --           26,500            --
  Citrus Grove (D)
    Elk Grove, CA                          (G)                --           21,000            --
  Courtyard Apartments (D)
    Albuquerque, NM                        (G)                --            8,500            --
  The Crossroads at Chapel Hills (D)
    Colorado Springs, CO                   (F)                --            8,050            --
  Arbors Apartments (D)
    Albuquerque, NM                        (G)                --            7,500            --
  Westpointe Apartments (D)
    Stockton, CA                           (F)                --            6,500            --
  Islip Terrace (D)
    Islip Terrace, NY                      (H)                --            5,910            --
  236 W. 16th Street (D)
    New York, NY                           (G)                --            5,348            --
  253 Elizabeth Street (D)
    New York, NY                           (G)                --            5,236            --
  515 E. 5th Street (D)
    New York, NY                           (G)                --            3,416            --
  Valley Village  (D)
    Bakersfield, CA                        (H)                --            2,952            --
  Rite Aid  (D)
    Arroyo Grande, CA                      (H)                --            2,461            --

                                                          Carrying      Interest
                                        Unamortized       Amount of     Income in
            Property                   Costs and Fees   Mortgages (C)     2007
------------------------------------   --------------   -------------   ---------
MORTGAGE LOANS RECEIVABLE, NET -
--------------------------------
HELD FOR INVESTMENT
-------------------

First Mortgage Loans:
  The Victor (D)(E)
    Camden, NJ                         $         (646)  $      30,354   $   1,940
  Washington Heights (D)(E)
    Worcester, MA                                  --          27,000       1,880
  Robert Plan (D)
    Bethpage, NY                                   --          20,000       1,373
  Sage at Cupertino (D)(E)
    Cupertino, CA                                  --          22,000       1,337
  The Pines (D)
    Las Vegas, NV                                  --          13,000         770
  Forest Pointe (D)
    Lake Bluff, IL                                 --          11,000         660
  Harbour Pointe (D)
    Mukilteo, WA                                   --          11,000         660
  1800 Walt Whitman (D)
    Melville, NY                                   --           7,000         443
  Ellington Plaza (D)
    Washington, DC                             (1,172)         12,328         928
  Stone Cliff Heights (D)
    Aurora, CO                                     --          26,500       1,610
  Citrus Grove (D)
    Elk Grove, CA                                  --          21,000       1,262
  Courtyard Apartments (D)
    Albuquerque, NM                                --           8,500         510
  The Crossroads at Chapel Hills (D)
    Colorado Springs, CO                           --           8,050         493
  Arbors Apartments (D)
    Albuquerque, NM                                --           7,500         450
  Westpointe Apartments (D)
    Stockton, CA                                   --           6,500         414
  Islip Terrace (D)
    Islip Terrace, NY                              --           5,910         367
  236 W. 16th Street (D)
    New York, NY                                   --           5,348         332
  253 Elizabeth Street (D)
    New York, NY                                   --           5,236         325
  515 E. 5th Street (D)
    New York, NY                                   --           3,416         212
  Valley Village  (D)
    Bakersfield, CA                                --           2,952         172
  Rite Aid  (D)
    Arroyo Grande, CA                              --           2,461         138

                                                                       (CONTINUED)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Final
                                                      Maturity
            Property                   Description      Date       Call Date (A)   Interest Rate
------------------------------------   -----------   -----------   -------------   -------------

  Garden Lakes (D)
    Phoenix, AZ                        Office              10/16           07/16            6.06%
  Highland Square II (D)
    Greenville, SC                     Multifamily         10/16           10/09            6.04%
  Wasilla Portfolio (D)
    Wasilla, AK                        Multifamily          7/16           12/15            6.05%
  Manhattan Beach (D)
    Manhattan Beach, CA                Other               11/16           05/16            6.22%
  Alvin Center (D)
    San Jose, CA                       Office              11/16           05/16            5.79%
  Davidson Building (D)
    Fife, WA                           Office              11/16           05/16            6.26%
  Equinox  (D)(E)
    Great Neck, NY                     Retail              11/16           05/16            5.68%
  Tiburon at Buckhead (D)
    Atlanta, GA                        Multifamily         11/16           11/08            5.90%
  Camden Village (D)
    Fremont, CA                        Multifamily         11/09           11/08            6.53%
  Talega Corporate Center (D)
    San Clemente, CA                   Office              12/11           12/10            5.94%
  Tennyson Retail Center (D)
    Hayward, CA                        Retail               1/17           07/16            5.80%

Subtotal First Mortgage Loans


Mezzanine Loans:
  Club at Brazos (K)(L)(M)
    Rosenberg, TX                      Multifamily          5/43           06/08          10.00%(R)
  Del Mar Villas (O)(P)
    Dallas, TX                         Multifamily          5/06             N/A     LIBOR+4.625%
  Oaks of Baytown (O)
    Baytown, TX                        Multifamily          7/08             N/A     LIBOR + 4.50%
  Quay Point (Q)
    Houston, TX                        Multifamily          7/08             N/A     LIBOR + 3.60%
  Sawmill Plaza (D)(M)
    Columbus, OH                       Retail              10/14           09/14           13.50%
  Champaign Offices (D)(M)
    Champaign, IL                      Office              10/11           05/11           10.67%
  Atlantic - Hearthstone (M)(O)
    Hillsborough, NJ                   Multifamily          4/07           04/07              20%
  South Burnswick (M)
    South Brunswick, NJ                Retail               6/15           06/15           10.25%
  Marbella (M)(P)
    Clearwater, FL                     Multifamily          9/06             N/A           12.50%
  Pasadena (M)(O)
    Pasadena, FL                       Multifamily         12/07             N/A   LIBOR + 12.75%
  Bayfront Villas (M)(O)
    Gulfport, FL                       Multifamily          8/07             N/A   LIBOR + 12.75%
  Hotel QT (D) (M)
    New York, NY                       Hotel               10/08           10/07            8.03%

                                        Periodic                    Outstanding
                                         Payment                   Face Amount of   Impairment
            Property                      Terms       Pior Liens    Mortgages (B)    Charges
------------------------------------   -----------   -----------   --------------   -----------

  Garden Lakes (D)
    Phoenix, AZ                            (F)                --            2,300            --
  Highland Square II (D)
    Greenville, SC                         (F)                --            4,700            --
  Wasilla Portfolio (D)
    Wasilla, AK                            (H)                --            9,052            --
  Manhattan Beach (D)
    Manhattan Beach, CA                    (H)                --            1,551            --
  Alvin Center (D)
    San Jose, CA                           (H)                --            2,810            --
  Davidson Building (D)
    Fife, WA                               (F)                --            6,500            --
  Equinox  (D)(E)
    Great Neck, NY                         (F)                --           12,680            --
  Tiburon at Buckhead (D)
    Atlanta, GA                            (G)                --           21,500            --
  Camden Village (D)
    Fremont, CA                            (F)                --           23,400            --
  Talega Corporate Center (D)
    San Clemente, CA                       (F)                --            8,700            --
  Tennyson Retail Center (D)
    Hayward, CA                            (H)                --            2,275            --
                                                                   --------------   -----------
Subtotal First Mortgage Loans                                             354,341            --
                                                                   --------------   -----------

Mezzanine Loans:
  Club at Brazos (K) (L) (M)
    Rosenberg, TX                          (F)            14,384            1,962            --
  Del Mar Villas (O) (P)
    Dallas, TX                             (F)                --            6,319        (3,119)
  Oaks of Baytown (O)
    Baytown, TX                            --                 --            3,806          (850)
  Quay Point (Q)
    Houston, TX                            --                 --            1,439            --
  Sawmill Plaza (D)(M)
    Columbus, OH                           (H)            15,637            1,980            --
  Champaign Offices (D)(M)
    Champaign, IL                          (H)            25,633            1,873            --
  Atlantic - Hearthstone (M)(O)
    Hillsborough, NJ                       (F)             2,242            4,809          (806)
  South Burnswick (M)
    South Brunswick, NJ                    (F)            36,750            3,250            --
  Marbella (M)(P)
    Clearwater, FL                         (F)            19,492            5,800        (3,750)
  Pasadena (M)(O)
    Pasadena, FL                           (F)            34,559            8,350        (8,350)
  Bayfront Villas (M)(O)
    Gulfport, FL                           (F)            15,773            2,800        (2,800)
  Hotel QT (D) (M)
    New York, NY                           (F)            27,000            6,500            --

                                                          Carrying      Interest
                                        Unamortized       Amount of     Income in
            Property                   Costs and Fees   Mortgages (C)     2007
------------------------------------   --------------   -------------   ---------

  Garden Lakes (D)
    Phoenix, AZ                                    --           2,300         141
  Highland Square II (D)
    Greenville, SC                                 --           4,700         287
  Wasilla Portfolio (D)
    Wasilla, AK                                    --           9,052         558
  Manhattan Beach (D)
    Manhattan Beach, CA                            --           1,551          98
  Alvin Center (D)
    San Jose, CA                                   --           2,810         166
  Davidson Building (D)
    Fife, WA                                       --           6,500         412
  Equinox  (D)(E)
    Great Neck, NY                                 --          12,680         720
  Tiburon at Buckhead (D)
    Atlanta, GA                                    --          21,500       1,286
  Camden Village (D)
    Fremont, CA                                    --          23,400       1,577
  Talega Corporate Center (D)
    San Clemente, CA                               --           8,700         524
  Tennyson Retail Center (D)
    Hayward, CA                                    --           2,275         134
                                       --------------   -------------   ---------
Subtotal First Mortgage Loans                  (1,818)        352,523      22,179
                                       --------------   -------------   ---------

Mezzanine Loans:
  Club at Brazos (K)(L)(M)
    Rosenberg, TX                                 (68)          1,894         198
  Del Mar Villas (O)(P)
    Dallas, TX                                     --           3,200          --
  Oaks of Baytown (O)
    Baytown, TX                                    --           2,956          --
  Quay Point (Q)
    Houston, TX                                    --           1,439          --
  Sawmill Plaza (D)(M)
    Columbus, OH                                   --           1,980         271
  Champaign Offices (D)(M)
    Champaign, IL                                 (22)          1,851         210
  Atlantic - Hearthstone (M)(O)
    Hillsborough, NJ                              (24)          3,979          --
  South Burnswick (M)
    South Brunswick, NJ                            --           3,250         338
  Marbella (M)(P)
    Clearwater, FL                                 --           2,050         874
  Pasadena (M)(O)
    Pasadena, FL                                   --              --          --
  Bayfront Villas (M)(O)
    Gulfport, FL                                   --              --          --
  Hotel QT (D) (M)
    New York, NY                                   --           6,500         552

                                                                     (CONTINUED)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                        Final
                                                      Maturity
            Property                   Description      Date       Call Date (A)   Interest Rate
------------------------------------   -----------   -----------   -------------   -------------

  Snowmass Village (E)(I)
    Snowmass Village, CO               Mixed Use            4/11             N/A    LIBOR + 5.25%
  City North (E)(I)
    Phoenix, AZ                        Mixed Use            5/10             N/A     LIBOR + 5.5%

Subtotal Mezzanine Loans


Subordinated Notes
  Pierre Laclede Center (D)(M)
    Clayton, MO                        Office               9/11           04/08            7.44%
  Intech (D)(M)
    Indianapolis, IN                   Office              10/15           07/15            9.05%
  Ellington (D)(N)
    Washington, DC                     Multifamily          9/16           09/09           10.00%
  Hyatt Place (M)
    Austin, TX                         Hotel                4/10            4/08     LIBOR +3.50%
  Sage at Cupertino - B Note (N)
    Cupertino, CA                      Multifamily          5/16            2/16            6.19%
  Connecticut Village Apartments (N)
    Gaffney, SC                        Multifamily         12/16           12/09            6.08%
  Oakland Apartments (N)
    Abbeville, SC                      Multifamily         12/16           12/09            6.08%
  Westwood Apartments (N)
    Manning, SC                        Multifamily         12/16           12/09            6.08%
  Lincoln Apartments (N)
    Walterboro, SC                     Multifamily         12/16           12/09            6.08%
  Raymonis Apartments (N)
    Vidalia, GA                        Multifamily         12/16           12/09            6.08%
  Westlake Apartments (N)
    Savannah, GA                       Multifamily         12/16           12/09            6.08%

Subtotal Subordinated Notes

Total interest income from loans
  sold or repaid during 2007

2007 Total Mortgage Loans, Net -
  Held for Investment

2006 Total Mortgage Loans, Net -
  Held for Investment (S)

MORTGAGE LOANS RECEIVABLE, NET -
--------------------------------
HELD FOR SALE
-------------

Bridge Loans:
  Running Brook Apartment (I)(J)(P)
    Arlington, TX                      Multifamily          5/06             N/A            6.57%
  La Sierra Vista Apartments (I)(J)(P)
    Riverside, CA                      Multifamily         12/09           05/09            6.36%
  Aberdeen Apartments (I)(J)(P)
    Houston, TX                        Multifamily         12/09           05/09            6.52%

Subtotal Bridge Loans


Mezzanine Loans:
  980 Madison Avenue (I)(P)
    New York, NY                       Office              10/08            4/07    LIBOR + 3.00%

                                        Periodic                    Outstanding
                                         Payment                   Face Amount of   Impairment
            Property                      Terms       Pior Liens    Mortgages (B)    Charges
------------------------------------   -----------   -----------   --------------   -----------

  Snowmass Village (E)(I)
    Snowmass Village, CO                   (F)           186,019           32,500            --
  City North (E)(I)
    Phoenix, AZ                            (F)            68,000           18,154            --
                                                                   --------------   -----------
Subtotal Mezzanine Loans                                                   99,542       (19,675)
                                                                   --------------   -----------

Subordinated Notes
  Pierre Laclede Center (D)(M)
    Clayton, MO                            (F)            56,250            3,375            --
  Intech (D)(M)
    Indianapolis, IN                       (H)            44,500            5,500            --
  Ellington (D)(N)
    Washington, DC                         (F)            40,800           17,189            --
  Hyatt Place (M)
    Austin, TX                             (F)            27,000            5,500            --
  Sage at Cupertino - B Note (N)
    Cupertino, CA                          (G)            22,000            5,000            --
  Connecticut Village Apartments (N)
    Gaffney, SC                            (G)             2,584              136            --
  Oakland Apartments (N)
    Abbeville, SC                          (G)               343               18            --
  Westwood Apartments (N)
    Manning, SC                            (G)               755               40            --
  Lincoln Apartments (N)
    Walterboro, SC                         (G)             1,373               72            --
  Raymonis Apartments (N)
    Vidalia, GA                            (G)             1,373               72            --
  Westlake Apartments (N)
    Savannah, GA                           (F)             3,072              162            --
                                                                   --------------   -----------
Subtotal Subordinated Notes                                                37,064            --
                                                                   --------------   -----------
Total interest income from loans
  sold or repaid during 2007                                                   --            --
                                                                   --------------   -----------
2007 Total Mortgage Loans, Net -
  Held for Investment                                              $      490,947   $   (19,675)
                                                                   ==============   ===========
2006 Total Mortgage Loans, Net -
  Held for Investment (S)                                          $      544,668   $   (14,219)
                                                                   ==============   ===========
MORTGAGE LOANS RECEIVABLE, NET -
--------------------------------
HELD FOR SALE
-------------

Bridge Loans:
  Running Brook Apartment (I)(J)(P)
    Arlington, TX                          (F)                --            5,600          (298)
  La Sierra Vista Apartments (I)(J)(P)
    Riverside, CA                          (F)                --            3,200          (171)
  Aberdeen Apartments (I)(J)(P)
    Houston, TX                            (F)                --           10,615          (566)
                                                                   --------------   -----------
Subtotal Bridge Loans                                                      19,415        (1,035)
                                                                   --------------   -----------

Mezzanine Loans:
  980 Madison Avenue (I)(P)
    New York, NY                           (F)            80,000           10,750          (573)

                                                          Carrying      Interest
                                        Unamortized       Amount of     Income in
            Property                   Costs and Fees   Mortgages (C)     2007
------------------------------------   --------------   -------------   ---------

  Snowmass Village (E)(I)
    Snowmass Village, CO                           --          32,500       2,893
  City North (E)(I)
    Phoenix, AZ                                    --          18,154       1,371
                                       --------------   -------------   ---------
Subtotal Mezzanine Loans                         (114)         79,753       6,707
                                       --------------   -------------   ---------

Subordinated Notes
  Pierre Laclede Center (D)(M)
    Clayton, MO                                    --           3,375         252
  Intech (D)(M)
    Indianapolis, IN                             (175)          5,325         527
  Ellington (D)(N)
    Washington, DC                             (1,431)         15,758       1,872
  Hyatt Place (M)
    Austin, TX                                     --           5,500         250
  Sage at Cupertino - B Note (N)
    Cupertino, CA                                  --           5,000          47
  Connecticut Village Apartments (N)
    Gaffney, SC                                    --             136          --
  Oakland Apartments (N)
    Abbeville, SC                                  --              18          --
  Westwood Apartments (N)
    Manning, SC                                    --              40          --
  Lincoln Apartments (N)
    Walterboro, SC                                 --              72          --
  Raymonis Apartments (N)
    Vidalia, GA                                    --              72          --
  Westlake Apartments (N)
    Savannah, GA                                   --             162          --
                                       --------------   -------------   ---------
Subtotal Subordinated Notes                    (1,606)         35,458       2,948
                                       --------------   -------------   ---------
Total interest income from loans
  sold or repaid during 2007                       --              --      12,242
                                       --------------   -------------   ---------
2007 Total Mortgage Loans, Net -
  Held for Investment                  $       (3,538)  $     467,734   $  44,076
                                       ==============   =============   =========
2006 Total Mortgage Loans, Net -
  Held for Investment (S)              $       (4,226)  $     545,898   $  20,024
                                       ==============   =============   =========
MORTGAGE LOANS RECEIVABLE, NET -
--------------------------------
HELD FOR SALE
-------------

Bridge Loans:
  Running Brook Apartment (I)(J)(P)
    Arlington, TX                                  --           5,302         356
  La Sierra Vista Apartments (I)(J)(P)
    Riverside, CA                                  --           3,029         182
  Aberdeen Apartments (I)(J)(P)
    Houston, TX                                    --          10,049         600
                                       --------------   -------------   ---------
Subtotal Bridge Loans                              --          18,380       1,138
                                       --------------   -------------   ---------

Mezzanine Loans:
  980 Madison Avenue (I)(P)
    New York, NY                                   --          10,177         874

                                                                     (CONTINUED)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                             Final
                                                           Maturity
            Property                        Description      Date       Call Date (A)   Interest Rate
------------------------------------        -----------   -----------   -------------   -------------

  Lakes Edge at Waldon (I)(P)
    Miami, FL                               Multifamily          3/17            8/13            7.64%
  122 Greenwich Avenue
    New York, NY                            Mixed Use           11/09             N/A     LIBOR +4.25%
  Bridgeport Portfolio (I)(P)
    Bridgeport, CT                          Multifamily          8/17            7/10            9.74%

    Subtotal mezzanine loans

  Subordinated Notes:

  Twelve Atlantic Station (I)(N)(J)(P)
    Atlantic, GA                            Hotel               11/09           11/08            8.08%
  Highland Crest Apartments (I)(N)(P)
    Seattle, WA                             Multifamily         12/09           05/09            8.63%
  Queen Vista Apartments (I)(N)(P)
    Seattle, WA                             Multifamily         12/09           05/09            8.63%
  Summit East Apartments (I)(N)(P)
    Seattle, WA                             Multifamily         12/09           05/09            8.63%
  RidgeCrest Apartments (I)(M)(P)
    Lake Forest, CA                         Multifamily          5/14             N/A            6.73%
  Simply Self Storage Portfolio (I)(M)(P)
    Sanford, FL                             Retail               5/09           11/07      LIBOR +3.5%
  Jefferson at City Gates (I)(M)(P)
    Denver, CO                              Multifamily          7/08             N/A            6.98%

    Subtotal subordinated notes

2007 total mortgage loans, net - Held for Sale


                                             Periodic                    Outstanding
                                              Payment                   Face Amount of   Impairment
            Property                           Terms       Pior Liens    Mortgages (B)    Charges
------------------------------------        -----------   -----------   --------------   -----------

  Lakes Edge at Waldon (I)(P)
    Miami, FL                                   (F)            14,850            2,443          (130)
  122 Greenwich Avenue
    New York, NY                                (F)             8,100            4,520          (241)
  Bridgeport Portfolio (I)(P)
    Bridgeport, CT                              (G)             8,136            1,110           (59)
                                                                        --------------   -----------
    Subtotal mezzanine loans                                                    18,823        (1,003)
                                                                        --------------   -----------
  Subordinated Notes:

  Twelve Atlantic Station (I)(N)(J)(P)
    Atlantic, GA                                (F)            17,000            2,500          (133)
  Highland Crest Apartments (I)(N)(P)
    Seattle, WA                                 (F)             3,891              730           (39)
  Queen Vista Apartments (I)(N)(P)
    Seattle, WA                                 (F)            10,764            2,018          (108)
  Summit East Apartments (I)(N)(P)
    Seattle, WA                                 (F)             5,345            1,002           (53)
  RidgeCrest Apartments (I)(M)
    Lake Forest, CA                             (F)            36,120            3,880          (207)
  Simply Self Storage Portfolio (I)(M)(P)
    Sanford, FL                                 (F)            34,263           14,000          (746)
  Jefferson at City Gates (I)(M)(P)
    Denver, CO                                  (H)            21,590            3,110          (166)
                                                                        --------------   -----------
    Subtotal subordinated notes                                                 27,240        (1,452)
                                                                        --------------   -----------
2007 total mortgage loans, net - Held for Sale                          $       65,478   $    (3,490)
                                                                        ==============   ===========

                                                               Carrying      Interest
                                             Unamortized       Amount of     Income in
            Property                        Costs and Fees   Mortgages (C)     2007
------------------------------------        --------------   -------------   ---------

  Lakes Edge at Waldon (I)(P)
    Miami, FL                                           --           2,313         160
  122 Greenwich Avenue
    New York, NY                                       (78)          4,201         159
  Bridgeport Portfolio (I)(P)
    Bridgeport, CT                                      --           1,051          50
                                            --------------   -------------   ---------
    Subtotal mezzanine loans                           (78)         17,742       1,243
                                            --------------   -------------   ---------
  Subordinated Notes:

  Twelve Atlantic Station (I)(N)(J)(P)
    Atlantic, GA                                        --           2,367         205
  Highland Crest Apartments (I)(N)(P)
    Seattle, WA                                         --             691          63
  Queen Vista Apartments (I)(N)(P)
    Seattle, WA                                         --           1,910         176
  Summit East Apartments (I)(N)(P)
    Seattle, WA                                         --             949          87
  RidgeCrest Apartments (I)(M)(P)
    Lake Forest, CA                                     --           3,673         179
  Simply Self Storage Portfolio (I)(M)(P)
    Sanford, FL                                         --          13,254         635
  Jefferson at City Gates (I)(M)(P)
    Denver, CO                                          --           2,944         168
                                            --------------   -------------   ---------
    Subtotal subordinated notes                         --          25,788       1,513
                                            --------------   -------------   ---------
2007 total mortgage loans, net -
  Held for Sale                             $          (78)  $      61,910   $   3,894
                                            ==============   =============   =========

                                                                     (CONTINUED)

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(A) Call date means the date the loan can either be called by us or paid off by borrower, which may result in prepayment penalties.

(B) As of December 31, 2007, all interest payments on the mortgage loans are current, except as noted.

(C) Carrying amounts of the loans are net of unamortized origination costs and fees and loan discounts.

(D) Loans are pledged as collateral on $362.0 million of Series I CRE notes issued during 2006 (see Note 10).

(E)  Borrower is a related party (see Note 20).

(F)  Interest only payments due monthly, with loan balance due at maturity.

(G) Currently interest only payments due monthly, followed by principal and interest payments due at various future dates.

(H)  Principal and interest payments due monthly.

(I) At December 31, 2007, loans are pledged as collateral under the mortgage loan repurchase facility with Citigroup (see Note 10).

(J)  Subsequent to December 31, 2007, loans were sold (see Note 23).

(K) The Club at Brazos loan is a participating mezzanine loan with a maximum annual return of 14%. We can share 50% of excess operating cash flows, as well as 25% of excess sale or refinancing proceeds on this loan.

(L) The principal balance of the mezzanine loan is secured by the partnership interests of the entity that owns the underlying property and a third mortgage deed of trust. Interest payments on the mezzanine loan are secured by a second mortgage deed of trust and are guaranteed for the first 36 months after construction completion by an entity related to the general partner of the entity that owns the underlying property.

(M) We do not have an interest in the first lien position relating to this loan.

(N) At December 31, 2007, we had an interest in the first lien position relating to this loan.

(O) During 2006, these mezzanine loans did not make required interest payments, causing them to be in default. We recognized impairment charges of $14.2 million for these loans due to construction and sales issues relating to the underlying properties. We have determined the impairment amounts by analyzing the cash flows of the respective projects upon completion of construction at the property level and determining a fair value of the properties. As a result the carrying amounts have been written down to reflect these values.

(P) During 2007, we recorded impairment charges of $10.2 million on these bridge and mezzanine loans and subordinated notes, which includes $1.1 million for assets sold during the year. We determined the impairment amounts by obtaining fair market prices for these assets, as well as by analyzing the cash flows of the project upon completion of construction at the property level. As a result, carrying amounts have been written down to reflect these market prices.

(Q) During 2006, this mezzanine loan did not make required interest payments, causing it to be in default. We are currently in the process of determining the necessary steps we need to take to protect our investment. We have done an internal analysis for the property underlying the mortgage and the analysis indicates that the value of the property exceeds the carrying amount of our investment. Accordingly, we have not recorded an allowance for probable losses on this investment.

(R) Interest on the mezzanine loan is based on a fixed percentage of the unpaid principal balance of the related first mortgage loan. The amount shown is the approximate effective rate earned on the balance of the mezzanine loan. The mezzanine loan also provides for payments of additional interest based on a percentage of cash flow remaining after debt service and participation in sale or refinancing proceeds and certain provisions that cap our total yield, including additional interest and participations, over the term of the loan.

(S) The weighted average interest rate on the portfolio at December 31, 2006, was 7.20%.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Further information relating to investments in mortgage loans is as follows:

(IN THOUSANDS)                                                  2007           2006
                                                            -----------    -----------
Balance at beginning of year                                $   545,898    $    65,706
Advances made                                                   253,266        509,191
Loan origination fees (net of acquisition expenses)                (100)            --
Sales or repayments                                            (256,083)       (11,490)
Loss on sales or repayments                                      (4,447)            --
Amortization of costs and fees                                      710            507
Impairment losses                                               (10,120)       (14,219)
Prepayment penalty from debt security refinancing, net of
  unamortized loan origination fees                                  --         (3,005)
Discount on swap                                                     --           (792)
Capitalized interest                                                520             --
                                                            -----------    -----------

Balance at end of year                                      $   529,644    $   545,898
                                                            ===========    ===========


NOTE 4 - AVAILABLE-FOR-SALE INVESTMENTS, AT FAIR VALUE

At  December  31,  2007,  we  had  the  following   investments   classified  as
available-for-sale:

     o    commercial mortgage-backed securities ("CMBS");
     o    mortgage revenue bonds.

We also held investments in debt securities and CDO securities, all of which we have now sold.

Information regarding our available-for-sale investments is as follows:

(IN THOUSANDS)                                   Mortgage
December 31, 2007                CMBS         revenue bonds       Total
-----------------            -------------    -------------   -------------
Amortized cost               $      69,269    $       4,668   $     102,112

Unrealized gains                        --              211             211
                             -------------    -------------   -------------

Fair value                   $      69,269    $       4,879   $      74,148
                             =============    =============   =============

                                 Debt            Mortgage
December 31, 2006             securities      revenue bonds       Total
-----------------            -------------    -------------   -------------
Amortized cost               $      83,497    $       4,846   $      88,343

Unrealized gains                       359              121             480
Unrealized losses                   (1,274)              --          (1,274)
                             -------------    -------------   -------------
Net unrealized gain (loss)            (915)             121            (794)
                             -------------    -------------   -------------

Fair value                   $      82,582    $       4,967   $      87,549
                             =============    =============   =============


a) CMBS

During 2007, we purchased $135.3 million of CMBS for a net cost of $123.1 million and discounts aggregating $12.2 million. These securities bear interest at a weighted average interest rate of 5.92% and mature on dates ranging from

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


June 2022 through June 2049. During December of 2007, we sold two of these investments for $15.6 million and realized a loss on the sale of $10.3 million (see Note 2).

CMBS investments we hold were comprised of the following as of December 31, 2007:

                                 Face                                             Percentage of
(DOLLARS IN THOUSANDS)          amount         Accreted cost       Fair value       fair value
                            ---------------   ---------------   ---------------   ---------------
Security rating:
   BBB+                     $         4,750   $         3,716   $         3,716               5.4%
   BBB                               51,128            33,736            33,736              48.7
   BBB-                              50,991            31,817            31,817              45.9
                            ---------------   ---------------   ---------------   ---------------

                            $       106,869   $        69,269   $        69,269             100.0%
                            ===============   ===============   ===============   ===============


During 2007, we recognized impairment losses of $28.2 million on our CMBS investments that were previously recorded as unrealized losses in accumulated other comprehensive income (see below).

b)  Mortgage Revenue Bonds

These investments represent taxable revenue bonds that were purchased from Centerline in 2003. Each revenue bond is secured by a first mortgage position, held by Centerline, on a multifamily property.

c)  Debt Securities and CDO Equity

During March 2007, we purchased a $10.1 million investment in CDO securities (class J, K, L, M, N, O and preferred shares), issued by Nomura CRE CDO 2007-2, LTD ("Nomura") which earned interest at a weighted average interest rate of 9.00%. During December 2007, we sold these securities to an affiliate of our Advisor for $7.9 million, of which $1.7 million was used to repay a repurchase facility that collateralized these debt securities (see Note 20). We realized a loss on the sale of $2.1 million

During November of 2007, we sold our remaining portfolio of debt securities. As a result of the sale, we received total proceeds of $71.2 million, of which $67.5 million was used to repay a repurchase facility that collateralized these debt securities. We realized a loss on the sale of $2.2 million.

d)  Unrealized Losses

The fair value and gross unrealized losses of our available-for-sale investments aggregated by length of time that these individual securities have been in a continuous unrealized loss position at December 31, 2007 and 2006, is summarized in the table below:

                                     December 31, 2007                       December 31, 2006
                          ---------------------------------------   ---------------------------------------
                           Less than     12 months                   Less than     12 months
(DOLLARS IN THOUSANDS)     12 months      or more        Total       12 months      or more        Total
                          -----------   -----------   -----------   -----------   -----------   -----------
Number of securities:
  Debt securities                  --            --            --             3             9            12
                          -----------   -----------   -----------   -----------   -----------   -----------
Total                              --            --            --             3             9            12

Fair value                $        --   $        --   $        --   $    35,799   $    37,579   $    73,378
Gross unrealized losses   $        --   $        --   $        --   $       246   $     1,027   $     1,273


During 2007, as a result of market conditions and our liquidity issues referred to Note 2, we recognized certain unrealized losses resulting from fluctuations in interest rates and interest rate spreads subsequent to the acquisition of certain CMBS investments. While it is still our intention to hold these investments to maturity, or at least until interest rates or interest rate spreads change such that the fair value is no longer less than book value, current market conditions could impede our ability to hold these investments to maturity or recovery as further deterioration in market conditions could force us to sell these assets. As such, we have recorded a $28.2 million impairment charge resulting from these declines in market values as impairment charges in our 2007 statement of operations.

At December 31, 2007, all of our CMBS were pledged as collateral under our repurchase facilities (see Note 11).

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT IN ARCAP

We owned 485,000 units of Series A Convertible Preferred Membership Interests in ARCap as well as 315,000 common units, which we acquired upon converting an equal number of preferred units in December 2005. The initial cost of all units was $25 each.

During August 2006, we sold our membership interests and common units in ARCap to Centerline (see also Note 20). In connection with the sale, we received proceeds of $38.8 million, consisting of $24.5 million for the purchase of the interests and $14.3 million of special distributions for income earned prior to consummation of the sale. Of the distributions, we recorded approximately $12.6 million as a return of capital and the sales proceeds yielded a gain of approximately $19.2 million. During 2007, we received an additional $0.3 million due to the release of a cash escrow that was held back at the closing of the sale and was pending release upon the expiration of a certain event. We recorded this receipt as additional gain on the consolidated statements of operations. Contingent upon future events, we may receive an additional $0.5 million of proceeds in 2008 which would result in additional gain when received.


NOTE 6 - REAL ESTATE OWNED - DISCONTINUED OPERATIONS

During 2007, we sold our economic interest in the Concord portfolio to an affiliated party (see Note 13), resulting in proceeds of $12.0 million and a gain of $3.6 million. During 2006, we sold the Reserve at Autumn Creek Property for proceeds of $4.2 million, resulting in a net gain of $0.2 million. As a result of these sales, we have reclassified real estate owned property operations for the current period and all comparable prior periods as discontinued operations, as provided in the table below.

                                             Year ended December 31,
                                    ---------------------------------------
                                        2007          2006          2005
                                    -----------   -----------   -----------
Revenues                            $     1,815   $       663   $     2,280
                                    ===========   ===========   ===========
Gain on sale of real estate owned   $     3,611  $         --  $         --
                                    ===========   ===========   ===========
Net income                          $     3,531   $       569   $       434
                                    ===========   ===========   ===========


Prior to the 2007 sale of the Concord portfolio, we recorded a $41.0 million amortizing mortgage resulting from a refinancing at the property level that was no-recourse to us. At December 31, 2006, the mortgage liability was $39.9 million. Upon sale of the properties in 2007, we de-recognized the liability along with the assets.


NOTE 7 - ACCOUNTS RECEIVABLE

Accounts receivable consisted of the following:

                         Year ended December 31,
                       -------------------------
(IN THOUSANDS)             2007          2006
                       -----------   -----------
Escrow receivable(1)   $    24,287  $         --
Interest receivable          5,737         7,596
Other                           42            74
                       -----------   -----------
                       $    30,066   $     7,670
                       ===========   ===========

(1) Escrow balances are being held with Citigroup as additional collateral, to be released as a percentage of sales, when an asset that collateralizes the facility is sold.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 8 - DEFERRED CHARGES AND OTHER ASSETS, NET

Detail of deferred charges and other assets, net is provided in the table below:

                                                     Year ended December 31,
                                                    -------------------------
(IN THOUSANDS)                                          2007          2006
                                                    -----------   -----------
Deferred financing charges, net of accumulated
  amortization of $1,030 in 2007 and $151 in 2006   $     6,867   $     7,467
Interest rate derivatives (see Note 16)                      --         1,143
Other assets                                                 47            61
                                                    -----------   -----------

Total                                               $     6,914   $     8,671
                                                    ===========   ===========


NOTE 9 - CONCENTRATION

As of December 31, 2007, 19.7%, 15.1% and 13.1% of our investment portfolio (excluding CMBS) were secured by properties in California, New York and Colorado, respectively, and 11.9% consisted of first mortgage loans made to one borrower who is an affiliate of our Advisor.

CMBS investments are secured by a pool of mortgage loans for which the underlying properties are located throughout the United States.


NOTE 10 - CDO NOTES PAYABLE

During 2006, we issued approximately $400.0 million of notes and preferred shares for our first CDO securitization through a wholly owned subsidiary, AMAC CDO Funding I ("AMAC CDO"). We have issued a full and unconditional guarantee of these securities issued in AMAC CDO, which no other subsidiary of ours guarantees. The CDO consists of $362.0 million Series I CRE notes and $12.0 million of non-investment grade notes and $26.0 million of preferred shares, of which we retained the latter two. The Series I CRE notes have an absolute maturity of November 2050 and carry a combined weighted average rate of 5.27%. We incurred approximately $6.9 million of costs related to our first CDO securitization, which are being amortized on a straight-line basis over the average life of the CDO (which is nine years).

We retained all of the non-investment grade securities and the preferred shares in a wholly owned subsidiary, AMAC CDO I Equity, LLC ("AMAC Equity"). AMAC CDO holds the assets, consisting primarily of first mortgage loans, subordinate interests in first mortgage loans, mezzanine loans and bridge loans, which serve as collateral for the CDO (see Note 3). As of December 31, 2007, these assets totaled $395.3 million and the remainder of the proceeds are held in escrow to fund additional assets.

The CDO may be replenished, pursuant to certain rating agency guidelines relating to credit quality and diversification and substitute collateral, for loans that are repaid during the first five years of the CDO. Thereafter, the CDO securities will be retired in sequential order from senior-most to junior-most as loans are repaid. The financial statements of both wholly owned subsidiaries are consolidated in our financial statements. The Series I CRE notes are treated as a secured financing, and are non-recourse to us. Proceeds from the issuance of these notes were used to repay all of the debt outstanding under one of our repurchase facilities at the time this transaction closed (see
Note 11) and to fund additional investments.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 11 - REPURCHASE FACILITIES

Our repurchase facilities consisted of financing collateralized by investments in mortgage loans, CMBS, bridge notes, mezzanine loans and subordinated notes. They are categorized in the table below by lending institution:

                        Year Ended December 31,
                       -------------------------
(IN THOUSANDS)             2007          2006
                       -----------   -----------
Citigroup              $    81,345   $    84,149
Bear Stearns                55,040            --
UBS                             --        48,928
RBC                             --        30,499
                       -----------   -----------

Total                  $   136,385   $   163,576
                       ===========   ===========


Citigroup Facility
------------------

During 2006, we executed a repurchase facility with Citigroup for the purpose of funding investment activity for a planned CDO securitization. Borrowings on this facility had interest rates of 6.18% at December 31, 2007, as compared to 6.13% at December 31, 2006.

During 2007,  we entered into an agreement to terminate  this facility (see Note
2).

Bear Stearns Facility
---------------------

During 2007, we executed a repurchase facility with Bear Stearns International Limited ("Bear Stearns") for the purposes of financing investment activity. We used this facility to refinance our debt securities portfolio and CMBS investments previously financed through other facilities. This facility had borrowings at a weighted average interest rate of 6.26% at December 31, 2007. The borrowings are subject to 30-day settlement terms.

UBS and RBC Facilities
----------------------

We had two repurchase facilities with RBC Capital Markets ("RBC") and UBS Financial Services ("UBS") for the purposes of financing our investments in debt securities. During 2007, we obtained new financing for the entire outstanding balance on our RBC repurchase facility and our UBS repurchase facility utilizing our Bear Stearns facility described above. At December 31, 2006, borrowings on our UBS repurchase facility had an interest rate of 5.39%. The borrowings were subject to 30-day settlement terms. Borrowings on our RBC repurchase facility had an interest rate of 5.45% at December 31, 2006. Both of these facilities have been terminated and are no longer available.

Banc of America Facility
------------------------

During 2007, we executed a repurchase agreement with Banc of America Securities, LLC ("Banc of America") to provide financing for investments in mezzanine loans and subordinated notes. There are no outstanding amounts on this facility as of December 31, 2007. Advance rates on borrowings, which will be determined on an asset-by-asset basis, will be subject to 30-day settlement terms. Interest rates on the borrowings will also be determined on an asset-by-asset basis.

$103.5  million  of our  mortgage  loans  and all of our  CMBS  are  pledged  as
collateral  in  connection  with  the  Citigroup  and  Bear  Sterns   repurchase
facilities (see Notes 3 and 4).


NOTE 12 - LINE OF CREDIT - RELATED PARTY

We have a revolving credit facility (the "Revolving Facility") with Centerline. The Revolving Facility, which is unsecured, provides up to $80.0 million in borrowings to be used to purchase new investments and for general purposes, and bears interest at 30-day LIBOR plus 3.00%. The Revolving Facility expires in June 2008 with a one-year optional extension. In the opinion of our Advisor, the terms of this facility are consistent with those of transactions with independent third parties. At December 31, 2007, we had approximately $77.7 in borrowings outstanding, bearing interest at a rate of 7.60% , compared to $15.0 million at a rate of 8.35% at December 31, 2006.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


We have covenant compliance requirements on our related party line of credit. These covenants include:

     o    minimum adjusted net worth;
     o    liquidity;
     o    debt service coverage;
     o    recourse debt to adjusted net worth; and
     o    minimum adjusted AFFO.

At December 31, 2007, we failed to meet the minimum adjusted net worth, the minimum adjusted FFO and the debt service coverage requirements, causing us to be in default of the loan agreement. While we have not been called upon to repay this facility, there can be no assurance that we will not be, nor whether we will be able to extend the facility upon expiration.


NOTE 13 - INCOME TAXES

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


NOTE 14 - SUBSIDIARY EQUITY

During March 2005, AMAC Capital Financing I, a wholly owned subsidiary, issued 25,000 Floating Rate Preferred Securities with a stated liquidation amount of $1,000 per security. We received approximately $24.2 million in proceeds, net of closing costs. The securities are callable in March 2010 and bear interest, re-set quarterly, equal to 30-day LIBOR plus 3.75%. At December 31, 2007, the rate was 8.98%. There are no covenants related to these securities.


NOTE 15 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following:

                                           Year Ended December 31,
                                          -------------------------
(IN THOUSANDS)                                2007          2006
                                          -----------   -----------
Interest rate derivatives (see Note 16)   $    26,631   $     8,673
Refundable deposits (1)                           161         1,161
Accrued interest payable                       14,446         3,078
Other                                           1,686           754
                                          -----------   -----------

                                          $    42,924   $    13,666
                                          ===========   ===========

(1) Includes refundable deposits collected during the due diligence period of a loan transaction which are payable to other parties.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - DERIVATIVE INSTRUMENTS

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments. While we carry derivative instruments in both categories at their estimated fair values on our consolidated balance sheets, the changes in those fair values are recorded differently. To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders' equity. If a cash flow hedge is ineffective, we include such ineffectiveness in our consolidated statements of operations. With respect to the free-standing derivatives, we include the change in their fair value in our consolidated statements of operations.

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

As of December 31, 2007, including the above mentioned swap, we had 20 interest rate swaps with an aggregate notional amount of $432.7 million, which will expire on dates ranging from November 2008 through February 2022 and are designated as cash flow hedges, with the hedged item being the variable-rate interest payments on our repurchase facilities, CDO notes payable and our subsidiary's preferred shares (subject to mandatory repurchase). Amounts in accumulated other comprehensive income (as described above) will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings. Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

At inception and on an ongoing basis, we assess whether the swaps are effective in offsetting changes in the variable cash flows of the hedged item. We measure ineffectiveness of our cash flow hedges on a quarterly basis and record any ineffectiveness in interest expense on the consolidated statements of operations. With the exception of five, all of our swaps have been effective, and we expect they will continue to be effective in the future. We have recorded a reduction in interest expense of $0.2 million related to ineffectiveness on these swaps. One of these swaps includes an embedded financing component, which has caused and will continue to cause some ineffectiveness, within the limits allowed by Statement of Financial Accounting Standards ("SFAS") No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, to maintain hedge accounting.

During 2007, we terminated 31 of these swaps in connection with the disposition and refinancing of certain assets (see Note 2), and paid $7.9 million in costs relating to the termination. Of these costs, $6.5 million has been recorded as a reduction of other income due to changes in cash flows of forecasted transactions and $1.4 million remain in accumulated other comprehensive income and will be amortized over the remaining lives of the terminated derivative agreements, as long as there is a high probability that there will be interest payments made on variable rate debt throughout this term.

During 2008, we terminated another 15 of these swaps that were hedging variable rate interest payments on the Citigroup facility. We paid termination costs of $5.1 million, of which, $3.4 million was recorded as a reduction of other income in 2007 due to changes in cash flows of forecasted transactions and $0.1 million remain in accumulated other comprehensive income and will be amortized over the remaining lives of the terminated derivative agreements, as long as it is probable that there will be interest payments made on variable rate debt throughout this term. The remaining $1.7 million in termination costs represent a further decline in value from December 31, 2007 through the termination date and will be charged to expense in 2008.

For swap agreements that we do not plan to terminate, we estimate that $9.7 million of the net unrealized losses included in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


FREE-STANDING DERIVATIVES RELATED TO INVESTMENTS

We had three interest rate swaps with an aggregate notional amount of $20.1 million that hedged changes in the fair value of certain investments. We did not elect to apply hedge accounting to these swaps. During 2007, we terminated these swaps in connection with the disposition and refinancing of certain assets (see
Note 2), and paid $1.5 million in costs relating to the termination, all of which were recorded as a reduction of other income.

During 2007, we entered into two new swap agreements to which we elected not to apply hedge accounting. These swaps, which hedged changes in the fair value of certain investments, had an aggregate notional amount of $31.9 million and were due to expire on May 2016 and February 2022.

During 2008, we terminated these two swaps, incurring termination costs of $2.4 million of which, $1.3 million was recorded as a reduction of other income in 2007. The remaining $1.1 million in termination costs represent a further decline in value from December 31, 2007 through the termination date and will be charged to expense in 2008.

We are required to maintain a minimum balance of collateral with Banc of America and Bear Stearns in connection with these interest rate swaps. From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral. These payments are held as deposits with Bank of America and Bear Stearns and will be used to settle the swap at termination date if market rates fall below the fixed rates on the swaps. At December 31, 2007, we had $1.7 million of deposits held by Banc of America and Bear Stearns.

FINANCIAL STATEMENT IMPACT

Interest rate swaps in a net liability position are recorded in accounts payable and accrued expenses (see Note 15) and those in a net asset position are recorded in deferred charges and other assets (see Note 8). The amounts recorded are provided in the table below:

                          December 31,      December 31,
(IN THOUSANDS)                2007              2006          Dollar Change       % Change
                         --------------    --------------    --------------    --------------
Net asset position       $           --    $        1,143    $       (1,143)             (100)%
Net liability position   $      (26,631)   $       (8,673)   $      (17,958)           (207.1)%
                         --------------    --------------    --------------    --------------

Net                      $      (26,631)   $       (7,530)   $      (19,101)           (253.7)%
                         ==============    ==============    ==============    ==============


Net (loss) income included the following related to our freestanding derivatives and interest rate hedges:

                                                         Year Ended December 31,
                                                -----------------------------------------
(IN THOUSANDS)                                      2007           2006           2005
                                                -----------    -----------    -----------
Included in interest expense:
Interest receipts                               $     1,510    $       588    $        47
Interest payments                                      (891)          (132)          (115)
Ineffectiveness                                         159           (148)            --
                                                -----------    -----------    -----------
Subtotal                                                778            308            (68)
                                                -----------    -----------    -----------

Included in other income (loss):
Loss on termination included in other income        (10,208)            --             --
Change in fair value included in other income        (1,373)        (5,299)            --
                                                -----------    -----------    -----------
Subtotal                                            (11,581)        (5,299)            --
                                                -----------    -----------    -----------

Net                                             $   (10,803)   $    (4,991)   $       (68)
                                                ===========    ===========    ===========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - SHAREHOLDERS' EQUITY

Preferred Shares
----------------

In July 2007, we issued 680,000 Preferred Shares for gross proceeds of $17.0 million. Net of underwriters fees and expenses, our net proceeds were $15.9 million. The shares carry a cumulative preferred 7.25% return based upon the liquidation amount of $25.00 per share and have no stated maturity. Holders of the shares may convert them into 1.5 million common shares, and we may also redeem the shares at our option after July 2012. These shares have no voting rights. Centerline purchased 280,000 of these shares (see Note 20).

Common Shares
-------------

Our independent trustees receive a portion of their annual compensation in common shares. The number of shares issued and the expense related to those shares are provided in the table below:

                                 Number of
(DOLLARS IN THOUSANDS)             Shares         Expense
                               -------------   ------------
2007                                  33,539   $        120
                               =============   ============
2006                                   2,040   $         30
                               =============   ============
2005                                   3,036   $         45
                               =============   ============


Share Repurchase Program
------------------------

We have a share repurchase plan that enables us to repurchase, from time to time, up to 1,000,000 common shares. The repurchases will be made in the open market, and the timing will be dependent on the availability of shares and other market conditions. This program has no expiration date. In 2005, we repurchased a total of 40,000 shares at a cost of $547,000. We made no such repurchases during 2007 and 2006.

Accumulated Other Comprehensive (Loss) Income
---------------------------------------------

Changes in accumulated other comprehensive (loss) income consisted of the following:

                                                  Net unrealized
                               Net unrealized     (loss) gain on
                               gain (loss) on      interest rate
(IN THOUSANDS)                   investments        derivatives           Total
                               ---------------    ---------------    ---------------
Balance at January 1, 2005     $         9,988    $           129    $        10,117
Period change                           (2,916)               679             (2,237)
Reclassification adjustment             (3,097)                --             (3,097)
                               ---------------    ---------------    ---------------
Balance at December 31, 2005             3,975                808              4,783
Period change                           (6,993)            (3,642)           (10,635)
Reclassification adjustment              2,224                 --              2,224
                               ---------------    ---------------    ---------------
Balance at December 31, 2006              (794)            (2,834)            (3,628)
Period change                          (41,746)           (26,070)           (67,816)
Reclassification adjustments            42,751              9,440             52,191
                               ---------------    ---------------    ---------------
Balance at December 31, 2007   $           211    $       (19,464)   $       (19,253)
                               ===============    ===============    ===============


NOTE 18 - INCENTIVE SHARE OPTION PLAN

In accordance with our Amended and Restated Incentive Share Option Plan (the "Plan"), our Board of Trustees can award share options to trustees, officers and employees of our Advisor and its affiliates. A maximum of 843,347 options can be granted, with annual limits based upon 10% of the shares outstanding at year end, as specified in the Plan. Option terms and vesting requirements are determined at the time of grant, provided that the term is no longer than ten years.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Our compensation committee granted the following options to employees of an affiliate of our Advisor pursuant to the Plan:

                                   Exercise                       Vesting
     Year           Number          Price          Term           Period
-------------   -------------   ------------   ------------    -------------
                      190,000   $      15.03       10 years          3 years
2003
2005                   65,062   $      17.20       10 years          3 years

The weighted average assumptions used for valuing these options and the results of the valuations were as follows:

                                              2006 (1)         2005
                                            ------------   -----------
                                                    9.98%        10.95%
Dividend Yield
Estimated Volatility                               25.00%        26.00%
Risk Free Interest Rate                             4.73%         4.36%
Expected Lives (years)                               4.9           8.0


(1) These weighted average assumptions are as of March 31, 2006, the last period these options were re-valued, as both grants were vested shortly after this date and fully amortized.


The following table summarizes share option activity in our share option plans for the years ended December 31:

                                              2007                       2006                         2005
                                     ------------------------   -------------------------   --------------------------
                                                   Weighted                    Weighted                     Weighted
                                                    Average                     Average                      Average
                                                   Exercise                    Exercise                     Exercise
                                      Options        Price        Options        Price        Options         Price
                                    -----------   -----------   -----------   -----------   -----------    -----------
Outstanding at Beginning of Year         93,000   $     15.03       187,052   $     15.78       130,000    $     15.03
Granted                                      --            --            --            --        65,052          17.20
Forfeited                                    --            --            --            --        (8,000)         15.03
Exercised                                    --            --       (94,052)        16.53            --             --
                                    -----------   -----------   -----------   -----------   -----------    -----------
Outstanding at End of Year               93,000         15.03        93,000   $     15.03       187,052    $     15.78
                                    ===========   ===========   ===========   ===========   ===========    ===========
Fair Value of options granted
  during the year (at grant date)   $        --   $        --   $        --   $        --   $    64,000    $     17.20
                                    ===========   ===========   ===========   ===========   ===========    ===========
Compensation cost recognized        $        --                 $    59,000(1)              $        --
                                    ===========                 ===========                 ===========

(1) Includes accelerated vesting of 2005 grants upon the termination of the optionee.


                                                               As of December 31, 2007
                                        --------------------------------------------------------------------
                                                                               Weighted
                                                                                Average
                                                             Weighted          Remaining
                                                              Average         Contractual        Aggregate
                                                             Exercise            Term         Intrinsic Value
                                            Options            Price           (in years)      (in thousands)
                                        ---------------   ---------------   ---------------   ---------------
Vested and expected to vest at end of
    period                                       93,000   $         15.03               5.3   $            --
                                        ===============   ===============   ===============   ===============
Exercisable at end of year                       93,000   $         15.03               5.3   $            --
                                        ===============   ===============   ===============   ===============


There was no aggregate intrinsic value at December 31, 2007, due to the exercise prices of the outstanding options being greater than the closing share price on the last trading day of the year. This value fluctuates based on the fair market value of our shares.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of December 31, 2007, the cost of all of our share options was fully amortized, and there was no unrecognized compensation cost related to share-based compensation grants. There were 685,295 shares available for issuance as of December 31, 2007.


NOTE 19 - EARNINGS PER SHARE ("EPS")

Diluted earnings per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents. The dilutive effect of outstanding share options is calculated using the treasury stock method. The dilutive effect of the preferred shares is calculated on the if-converted method. For the year ended December 31, 2007, the effect of the assumed conversion of our preferred shares is not included as the effect would be antidilutive.

(IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)                         Income         Shares      Per Share
                                                              -----------    -----------   -----------
2007:
----

Loss from continuing operations                               $   (62,113)
Preferred dividends                                                  (527)
                                                              -----------
Loss from continuing operations available to shareholders
  (Basic EPS)                                                     (62,640)         8,404   $     (7.45)
                                                                                           ===========
Effect of dilutive securities                                          --             --
                                                              -----------    -----------
Diluted EPS from continuing operations                        $   (62,640)         8,404   $     (7.45)
                                                              ===========    ===========   ===========

2006:
----

Income from continuing operations                             $     2,432
Preferred dividends                                                    --
                                                              -----------
Income from continuing operations available to shareholders
  (Basic EPS)                                                       2,432          8,323   $      0.29
                                                                                           ===========
Effect of dilutive securities                                          --              7
                                                              -----------    -----------
Diluted EPS from continuing operations                        $     2,432          8,330   $      0.29
                                                              ===========    ===========   ===========

2005:
----

Income from continuing operations                             $    15,035
Preferred dividends                                                    --
                                                              -----------
Income from continuing operations available to shareholders        15,035          8,316   $      1.81
  (Basic EPS)
                                                                                           ===========
Effect of dilutive securities                                          --              1
                                                              -----------    -----------
Diluted EPS from continuing operations                        $    15,035          8,317   $      1.81
                                                              ===========    ===========   ===========

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - RELATED PARTY TRANSACTIONS

The following summarizes all costs paid or payable to our Advisor and its affiliates:

 (IN THOUSANDS)                                            Year Ended December 31,
                                                  ---------------------------------------
                                                      2007          2006          2005
                                                  -----------   -----------   -----------
Fees to Advisor and affiliates:
  Shared services expenses                        $     1,660   $     1,672   $       947
  Asset management fees                                 1,570         1,810         1,545
  Servicing fees                                          566            64            --
  Incentive management fee                                 --            --         1,855
                                                  -----------   -----------   -----------

Total fees to Advisor and affiliates              $     3,796   $     3,546   $     4,347
                                                  ===========   ===========   ===========

Other costs:
  Interest paid on related party line of credit   $     2,970   $     1,461   $        24
                                                  ===========   ===========   ===========

Fees to Advisor and Affiliates
------------------------------

ADVISORY AGREEMENT

Under our amended Advisory Services Agreement with our Advisor (the "Advisory Agreement"), which was amended in March 2007, we pay certain fees, in addition to reimbursements of certain administrative and other costs that our Advisor incurs on our behalf for its ongoing management and operations of our Company:

Fees/Compensation               Annual Amount
-----------------               -------------

I. Asset  management fees       Our Advisor  receives  an a sset  management fee
                                equal to 1.75% per year  for  the  first  $300.0
                                million of our adjusted equity balance (as defined in the Advisory Agreement) and 1.50% per year of our adjusted equity balance in excess of $300.0 million.

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

                                      (2)   the weighted average per share value
                                            of (x) $20 and  (y) the  prices  per
                                            share of any secondary  offerings by
                                            the   Company   multiplied   by  the
                                            greater of:

                                            (a) 9.00%; and

                                            (b) the Ten-Year U.S.  Treasury Rate
                                                plus 2.00% per annum

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

IV.  Shared services expenses   Our  Advisor  is  reimbursed  by  us for (i) the
                                actual costs to the Advisor of goods,  materials
                                and services used for and  by us  obtained  from
                                unaffiliated parties, (ii) the  costs of certain
                                personnel  employed  by the Advisor and directly
                                involved in the organization and business of our
                                Company  and  for  legal,  accounting,  transfer
                                agent, reinvestment and redemption plan adminis-
                                tration,  data   processing,   duplication   and
                                investor communications services performed by employees or officers of the Advisor.

V.    Termination Fees          The Advisory  agreement will be subject to early
                                termination   for  "cause", without payment of a
                                termination fee. However, if termination  occurs
                                without cause, or is not renewed  after its one-
                                year  term,  the Advisor   will  be  entitled to
                                receive a  termination  fee  based on historical
                                Asset Management and Annual Incentive Management fees or a market rate.

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

Other Related Party Transactions
--------------------------------

GENERAL

During April 2007, we amended our revolving credit facility with Centerline to increase our borrowing capacity from $50.0 million to $80.0 million. The maturity date of the facility was also extended to June 2008 with a one-year optional extension. In the opinion of our Advisor, the terms of this facility are consistent with those of transactions with independent third parties. At December 31, 2007, and December 31, 2006, we had $77.7 million and $15.0 million, respectively, in borrowings outstanding, bearing interest at a rate of 7.60% and 8.35%, respectively.

During 2006 and 2007, we funded four mortgage loans and two mezzanine loans aggregating $143.4 million to properties developed by a company partly owned by the chairman of Centerline. These transactions were approved by the independent members of our Board of Trustees and, in the opinion of management, the terms were consistent with independent third-party transactions.

During March 2007, Centerline entered into a 10b5-1 Plan whereby it may purchase our common shares in open market purchases based on pre-determined parameters, up to the 9.8% share ownership limit in our trust agreement. Through December 31, 2007, it has purchased 580,000 common shares under this plan, amounting to 6.9% of our outstanding common shares at December 31, 2007. Centerline has also

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


purchased  280,000 of our preferred shares that we issued in July 2007 (see Note
11), which amounts to an aggregate economic ownership percentage of over 10%, assuming all preferred shares were converted to common shares.

TRANSACTIONS WITH CENTERLINE REAL ESTATE SPECIAL SITUATIONS MORTGAGE FUND LLC ("CRESS"), AN AFFILIATE OF OUR ADVISOR

During 2006, we entered into a co-investment agreement with CRESS, whereby we and CRESS participate in investment opportunities that are originated by affiliates and which meet the investment criteria of both companies. A portion of our 2007 investments was made pursuant to this agreement.

During March 2007, we sold our economic interest in the Concord properties to CRESS (see Note 6).

During  December  2007, we sold our  investment in CDO  securities to CRESS (see
Note 4).

During  January and February  2008, we sold 11 mortgage loans to CRESS (see Note
23).

TRANSACTIONS WITH CENTERLINE MORTGAGE CAPITAL INC. ("CMC"), AN AFFILIATE OF OUR ADVISOR

During September 2006, CMC funded a first mortgage loan in the amount of $27.3 million as part of a refinancing of one of our loans (see Note 3).

During December 2007, we sold four mortgage loans to CMC (see Note 3).

During 2007, we partially or fully funded 22 first mortgage, bridge and mezzanine loans and subordinated notes, totaling $255.1 million (see Note 3), originated by CMC, an affiliate of our Advisor. CMC received $0.9 million in loan origination fees related to these originations, all of which were paid by the borrowers. During 2006, we partially or fully funded 58 first mortgage, bridge and mezzanine loans and subordinated notes, totaling $500.1 million. CMC received $2.0 million in loan origination fees related to these originations.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - SELECTED QUARTERLY FINANCIAL DATA

                                                                                    2007 Quarter Ended
                                                                                       (Unaudited)
                                                           ---------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                        March 31          June 30         September 30     December 31(1)
                                                           ---------------   ---------------   ---------------   ---------------
Total revenues                                             $        12,501   $        15,312   $        16,948   $        15,348
                                                           ===============   ===============   ===============   ===============

Net income (loss)                                          $         5,164   $         3,477   $          (187)  $       (67,036)
                                                           ===============   ===============   ===============   ===============

Net income (loss) from continuing operations per
  share (basic and diluted)                                $          0.19   $          0.41   $         (0.05)  $         (8.00)
                                                           ===============   ===============   ===============   ===============

Net income from discontinued operations per
  share (basic and diluted)                                $          0.42   $            --   $            --   $            --
                                                           ===============   ===============   ===============   ===============

Net income (loss) per share (basic and diluted)            $          0.61   $          0.41   $         (0.05)  $         (8.00)
                                                           ===============   ===============   ===============   ===============

                                                                                    2006 Quarter Ended
                                                                                       (Unaudited)
                                                           ---------------------------------------------------------------------
(IN THOUSANDS EXCEPT PER SHARE AMOUNTS)                        March 31          June 30       September 30(2)    December 31(3)
                                                           ---------------   ---------------   ---------------   ---------------


Total revenues                                             $         5,671   $         7,249   $         8,509   $        10,265
                                                           ===============   ===============   ===============   ===============

Net income (loss)                                          $         2,169   $         5,215   $         1,234   $        (5,931)
                                                           ===============   ===============   ===============   ===============

Net income (loss) from continuing operations per
  share (basic and diluted)                                $          0.27   $          0.62   $          0.14   $         (0.74)
                                                           ===============   ===============   ===============   ===============

Net income (loss) from discontinued operations per share
  (basic and diluted)                                      $         (0.01)  $          0.01   $          0.01   $          0.02
                                                           ===============   ===============   ===============   ===============

Net income (loss) per share (basic and diluted)            $          0.26   $          0.63   $          0.15   $         (0.72)
                                                           ===============   ===============   ===============   ===============

(1) Includes realized losses incurred from the sale of twenty-four first mortgage loans, two CMBS, and the remaining portfolio of debt securities ($19.1 million), as well as impairments recorded for certain of our mortgage loans and CMBS ($38.3 million), losses incurred upon the termination of certain interest rate swaps ($10.3 million) and related to the changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting ($1.3 million).
(2) Includes a gain resulting from the sale of our ARCap membership interests ($19.2 million), an expense related to changes in the fair value of certain interest rate swaps to which we do not apply hedge accounting ($8.4 million), losses relating to the sale of 20 FNMA securities ($3.0 million) and impairment losses recorded on two notes receivable and one mezzanine loan ($2.4 million).
(3) Includes impairment losses relating to three mezzanine loans ($12.9 million), and income recognized from increases in the fair value of certain interest rate swaps ($2.9 million).

NOTE 22 - COMMITMENTS AND CONTINGENCIES

a)   Legal

On October 27, 2003, prior to taking possession of the real estate collateral supporting a loan investment, we were named in a lawsuit, Concord Gulfgate, Ltd. vs. Robert Parker, Sunrise Housing Ltd., and American Mortgage Acceptance
Company, Cause No. 2003-59290 in the 133rd Judicial District Court of Harris County, Texas. The suit alleged that the loan transaction was not properly authorized by the borrower and was not for a legitimate borrower purpose. The suit claimed, among other causes of action against the respective defendants, wrongful foreclosure of the real estate collateral, tortious interference with contract and civil conspiracy. The suit sought, among other relief, actual, consequential, and exemplary damages, and a declaration that the loan documents were unenforceable and constituted a cloud on title. The case went to trial in September 2006 and was settled for $150,000. This amount is recognized in
general  and   administrative   expenses  in  our  consolidated   statements  of
operations.

              AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


b)   Guarantees

Prior to 2000, we entered into a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans. In June and October of 2000, we originated two loans totaling $3.3 million under the program. In September 2003, we transferred and assigned all of our obligations with respect to these two loans to CMC. Pursuant to the agreement with CMC, Centerline guaranteed CMC's obligations, and we agreed to indemnify both CMC and Centerline for any losses incurred in exchange for retaining all fees that we were otherwise entitled to receive from Fannie Mae under the program. The maximum exposure at December 31, 2007, was $3.1 million, although we expect that we will not be called upon to fund these guarantees.

In the first quarter of 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

We monitor the status of the underlying properties and evaluate our exposure under the guarantees. To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, ACCOUNTING FOR CONTINGENCIES.

Future Funding Commitments

We are committed to additionally fund the following first mortgage and mezzanine loans at December 31, 2007:

                                                                                    (IN THOUSANDS)

                                                                            Maximum Amount of Commitment
                                                                     ------------------------------------------
                                                                                      Less than
Issue Date                 Project                   Location            Total          1 Year       1-3 Years
--------------   ----------------------------   -----------------    -------------  -------------  ------------
Apr-05           Atlantic Hearthstone           Hillsborough, NJ     $         344  $         344  $         --
Nov-06           12 Atlantic Station Hotel(1)   Atlanta, GA                  1,000          1,000            --
Feb-07           Aberdeen Apartments (1)        Houston, TX                    245            245            --
Jun-07           122 Greenwich Avenue(1)        New York, NY                 3,438          3,438            --
                                                                     -------------  -------------  ------------

Total Future Funding Commitments                                     $       5,027  $       5,027  $         --
                                                                     =============  =============  ============

(1) Assets have been sold subsequent to December 31, 2007, extinguishing our commitment to fund these loans in the future (see Note 23).


NOTE 23 - SUBSEQUENT EVENTS

In January 2008, we sold four mortgage loans to an affiliate of our Advisor (see
Note 20). This sale resulted in proceeds of $23.3 million, of which $16.5 million was used to repay a repurchase facility collateralized by these investments. The sale resulted in a realized loss of $1.3 million, which is included in impairment charges on investments at December 31, 2007.

In February 2008 we sold seven mortgage loans to an affiliate of our Advisor. This sale resulted in proceeds of $31.7 million, of which $27.8 million was used to repay a repurchase facility collateralized by these investments. The sale resulted in a realized loss of $1.8 million, which is included in impairment charges on investments at December 31, 2007.

In January 2008, we terminated 17 interest rate swaps that were hedging interest payments on our variable-rate repurchase facilities. As a result, we paid $7.5 million in termination costs, of which, $3.7 million was recorded as expense in 2007.

As of March 14, 2008, the value of our CMBS has further declined from December 31, 2008 in the amount of $17.8 million.

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

(b) MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING. There have not been any significant changes in our internal control over financial reporting during the period to which this report relates that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Refer to Management's Report on the Effectiveness of Internal Control over Financial Reporting on page 32.

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


                                     PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.
                                                                      Sequential
                                                                         Page
                                                                      ----------
(a) 1.    Financial Statements
          --------------------
          Report of Independent Registered Public Accounting Firm             35

          Consolidated Balance Sheets as of December 31, 2007 and 2006        36

          Consolidated Statements of Operations for the years ended
             December 31, 2007, 2006 and 2005                                 37

          Consolidated Statements of Shareholders' Equity for the
             years ended December 31, 2007, 2006 and 2005                     38

          Consolidated Statements of Cash Flows for the years ended
             December 31, 2007, 2006 and 2005                                 39

          Notes to Consolidated Financial Statements                          41


(a) 2.    Financial Statement Schedules

          All schedules have been omitted because they are not required or because the required information is contained in the consolidated financial statements or notes thereto.

(a) 3.    Exhibits

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

3.5 Amendment No. 3 to the Amended and Restated Bylaws of American Mortgage Acceptance Company, dated March 19, 2007 (incorporated by reference to Exhibit 3.2 on our Current Report on Form 8-K filed on March 23, 2007)

3.6 Amendment No. 4 to the Amended and Restated Bylaws of American Mortgage Acceptance Company (incorporated by reference to Exhibit 3.1 on our Current Report on Form 8-K filed on February 1, 2008)

10(a) Form of Non-Qualified Share Option Award Agreement (incorporated by reference to Exhibit 10(g) to the Company's December 31, 2005 Annual Report of Form 10-K).

10(b) Amended and Restated Incentive Share Option Plan of the Company (incorporated by reference to our Current Report on Form 8-K filed on August 26, 2004).

10(c) First Amendment to the Amended and Restated Incentive Share Option Plan of the Company, dated June 9, 2004 (incorporated by reference to Exhibit 10(e) to the Company's June 30, 2004 Amended Quarterly Report on Form 10-Q/A).

10(d) Master Repurchase Agreement, dated March 29, 2006, among AMAC CDO Funding I, as seller and Bank of America, N.A. together with Banc of America Securities LLC, as buyer (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2006).

10(e) Amendment No. 1 to Master Repurchase Agreement, dated September 14, 2006, by and among AMAC CDO Funding I, as seller and Bank of America, N.A. together with Banc of America Securities LLC, as buyer (incorporated by reference to our Current Report on Form 8-K filed on September 19, 2006).

10(f) Custodial Agreement, dated March 29, 2006, by and among AMAC CDO Funding I, a Cayman Islands exempted company, as seller, and Bank of America, N.A., a national banking association organized under the laws of the United States together with Banc of America Securities LLC, a limited liability company organized under the laws of Delaware, as buyer and Lasalle Bank National Association, as custodian (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2006).

10(g) Guarantee, dated March 29, 2006, by American Mortgage Acceptance Company, as guarantor, in favor of Bank of America, N.A. and Banc of America Securities LLC, as buyer (incorporated by reference (incorporated by reference to our Current Report on Form 8-K filed on April 4, 2006).

10(h) Amended and Restated Credit Note, dated April 19, 2006, in favor of CharterMac lender (incorporated by reference to our Current Report on Form 8-K filed on April 26, 2006).

10(i) Securities Purchase Agreement, dated August 15, 2006, by and among CharterMac, Charter Mac Corporation, CM ARCap Investors LLC, The Common Members listed on Schedule I thereto, The Preferred Members listed on Schedule I thereto, ARCap Investors, L.L.C., ARCap Reit, Inc. and AI Sellers Representative, L.L.C. (incorporated by reference to our Current Report on Form 8-K filed on August 21, 2006).

10(j) Pledge And Security Agreement, dated September 14, 2006, by American Mortgage Acceptance Company, a Massachusetts business trust, as pledgor for the benefit of Bank of America, N.A., a national banking association and Banc of America Securities LLC, a limited liability company organized under the laws of Delaware, as buyer (incorporated by reference to our Current Report on Form 8-K filed on September 19,
          2006).

10(k) Third Amendment to the Loan Agreement dated as of June 29, 2007, between American Mortgage Acceptance Company and Centerline Holding Company (incorporated by reference to our Current Report on Form 8-K filed on July 5, 2007)

10(l) First Amended and Restated Loan Agreement, dated September 17, 2007, between Centerline Holding Company and American Mortgage Acceptance Company (incorporated by reference to our Current Report on Form 8-K filed on September 21, 2007)

10(m) Master Repurchase Agreement, dated April 2, 2007 (incorporated by reference to our Current Report on Form 8-K filed on April 9, 2007)

10(n) Third Amended and Restated Advisory Services Agreement, dated March 19, 2007 (incorporated by reference to our Current Report on Form 8-K filed on March 23, 2007)

                                                                      Sequential
                                                                         Page
                                                                      ----------

12        Ratio of earnings to fixed charges and preferred dividends*         75

21        Subsidiaries of our Company*                                        76

23        Consent of Independent Registered Public Accounting Firm*           77

24.1      Power of Attorney (Included on signature page hereto)

31.1      Chief Executive Officer certification pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002*                           78

31.2      Chief Financial Officer certification pursuant to Section
             302 of the Sarbanes-Oxley Act of 2002*                           79

32.1      Certification pursuant to Section 906 of the Sarbanes-
             Oxley Act of 2002*                                               80

99.       Additional Exhibits
          -------------------

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



                      AMERICAN MORTGAGE ACCEPTANCE COMPANY
                                  (Registrant)



Date:  March 28, 2008                      By:  /s/ James L. Duggins
                                                --------------------
                                                James L. Duggins
                                                Chief Executive Officer
                                                (Principal Executive Officer)



Date:  March 28, 2008                      By:  /s/ Robert L. Levy
                                                ------------------
                                                Robert L. Levy
                                                Chief Financial Officer
                                                (Principal Financial Officer and
                                                 Principal Accounting Officer)

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

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated:



      Signature                   Title                               Date
---------------------        ----------------                   ----------------


/s/ Jeff T. Blau
----------------
Jeff T. Blau                 Managing Trustee                    March 28, 2008


/s/ James L. Duggins
--------------------
James L. Duggins             Managing Trustee                    March 28, 2008


/s/ George P. Jahn
------------------
George P. Jahn               Managing Trustee                    March 28, 2008


/s/ Harry Levine
----------------
Harry Levine                 Managing Trustee                    March 28, 2008


/s/ Scott M. Mannes
-------------------
Scott M. Mannes              Managing Trustee                    March 28, 2008


/s/ Stanley R. Perla
--------------------
Stanley R. Perla             Managing Trustee                    March 28, 2008


/s/ Marc D. Schnitzer
---------------------
Marc D. Schnitzer                Chairman                        March 28, 2008