Form 10-Q
period 2008-03-31
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2008-05-12
CIK 878774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-23972

______________

AMERICAN MORTGAGE ACCEPTANCE COMPANY
(Exact name of Registrant as specified in its charter)
______________

Massachusetts	13-6972380
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Madison Avenue, New York, New York	10022
(Address of principal executive offices)	(Zip Code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☒ No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated filer [ ]	Accelerated filer ☒
Non- accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [  ]      No  ☒

As of April 30, 2008, there were 8,433,470 outstanding common shares of the registrant’s shares of beneficial interest, $0.10 par value.

Table of Contents

AMERICAN MORTGAGE ACCEPTANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$17,241	$15,844
Restricted cash	6,693	8,783
Investments:
Mortgage loans receivable, net (Note 3)	474,540	529,644
Available-for-sale investments, at fair value (Note 4):
CMBS	43,967	69,269
Mortgage revenue bonds	4,783	4,879
Accounts receivable (Note 6)	22,430	31,066
Deferred charges and other assets, net (Note 7)	6,727	6,914
Total assets	$576,381	$666,399
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Liabilities:
CDO notes payable	$362,000	$362,000
Repurchase facilities (Note 8)	79,561	136,385
Line of credit – related party (Note 9)	78,832	77,685
Preferred shares of subsidiary (subject to mandatory repurchase)	25,000	25,000
Interest rate derivatives (Note 10)	36,190	26,631
Accounts payable and accrued expenses (Note 11)	16,142	16,293
Due to Advisor and affiliates (Note 16)	1,362	1,471
Dividends payable	308	308
Total liabilities	599,395	645,773

Commitments and contingencies (Note 17)

Shareholders’ (deficit) equity:
7.25% Series A Cumulative Convertible Preferred Shares, no par value; 680 shares issued and outstanding in 2008 and 2007	15,905	15,905
Common shares of beneficial interest; $0.10 par value; 25,000 shares authorized; 8,848 issued and 8,433 outstanding in 2008 and 2007	885	885
Treasury shares of beneficial interest at par; 415 shares in 2008 and 2007	(42)	(42)
Additional paid-in capital	128,087	128,087
Accumulated deficit	(134,238)	(104,956)
Accumulated other comprehensive loss	(33,611)	(19,253)
Total shareholders’ (deficit) equity	(23,014)	20,626
Total liabilities and shareholders’ (deficit) equity	$576,381	$666,399

See accompanying notes to condensed consolidated financial statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Interest income	$10,607	$11,726
Other revenues	78	775
Total revenues	10,685	12,501
Expenses:
Interest	7,997	8,495
Interest – distributions to preferred shareholders of subsidiary (subject to mandatory repurchase)	547	569
General and administrative	963	605
Fees to Advisor and affiliates (Note 16)	733	968
Impairment of investments (Notes 3 and 4)	26,498	--
Amortization and other	242	200
Total expenses	36,980	10,837
Other losses:
Change in fair value and loss on termination of derivative instruments (Note 10)	(2,640)	(31)
Loss on sale or repayment of investments	(39)	--
Total other losses	(2,679)	(31)
(Loss) income from continuing operations	(28,974)	1,633
Income from discontinued operations, including gain on sale of real estate owned (Note 5)	--	3,531
Net (loss) income	(28,974)	5,164
7.25% Convertible Preferred dividend requirements	(308)	--
Net (loss) income available to common shareholders	$(29,282)	$5,164
Earnings per share (basic and diluted) (Note 15):
Basic and diluted
(Loss) income from continuing operations	$(3.47)	$0.19
Income from discontinued operations	--	0.42
Net (loss) income	$(3.47)	$0.61
Dividends per share	$--	$0.225
Weighted average shares outstanding:
Basic and diluted	8,433	8,402

See accompanying notes to condensed consolidated financial statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(28,974)	$5,164
Reconciling items:
Impairment of investments	26,498	--
Change in fair value and loss on termination of derivative instruments	2,640	31
Amortization and accretion	(23)	111
Other non-cash income, net	(103)	(263)
Depreciation expense	--	336
Gain on sale of real estate owned	--	(3,611)
Changes in operating assets and liabilities:
Accounts receivable	646	253
Other assets	(51)	(3)
Due to Advisor and affiliates	(109)	(176)
Accounts payable and accrued expenses	(151)	(213)
Net cash provided by operating activities	373	1,629
Cash flows from investing activities:
Principal repayments or sale of mortgage loans	55,135	1,846
Funding and purchase of mortgage loans	(759)	(102,382)
Investment in CDO securities	--	(10,061)
Principal repayments or sale of debt securities	--	1,360
Proceeds from sale of real estate owned	--	11,987
Principal repayments on real estate owned	--	35
Decrease in restricted cash	2,090	12,835
Decrease in escrow receivables	7,990	--
Principal repayments of mortgage revenue bonds	45	52
Net cash provided by (used in) investing activities	64,501	(84,328)
Cash flows from financing activities:
Proceeds from repurchase facilities	265,504	107,134
Repayments of repurchase facilities	(322,328)	(2,321)
Proceeds from line of credit – related party	2,397	71,240
Repayments of line of credit – related party	(1,250)	(76,050)
Proceeds from note payable – related party	--	4,968
Interest rate derivative termination costs	(7,492)	--
Deferred financing costs	--	(197)
Dividends paid to shareholders	(308)	(15,120)
Net cash (used in) provided by financing activities	(63,477)	89,654
Net increase in cash and cash equivalents	1,397	6,955
Cash and cash equivalents at the beginning of the year	15,844	7,553
Cash and cash equivalents at the end of the period	$17,241	$14,508

See accompanying notes to condensed consolidated financial statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – Basis of Presentation

The condensed consolidated financial statements include the accounts of American Mortgage Acceptance Company and its wholly owned subsidiaries.  All intercompany accounts and transactions have been eliminated in consolidation.  Unless otherwise indicated, we herein refer to American Mortgage Acceptance Company and its subsidiaries as “AMAC”, “we”, “us”, “our”, and “our Company”.  We operate in one business segment, which focuses on investing in mortgage loans and other debt instruments secured by multifamily and commercial property throughout the United States.

We are externally managed by Centerline AMAC Manager Inc. (the “Advisor”), which acts as our advisor and is a subsidiary of Centerline Holding Company (“Centerline”).  Centerline also owns 6.9% of our common shares of beneficial interest (“common shares”) and 41.2% of our 7.25% Series A Cumulative Preferred Shares (“Preferred Shares”) at March 31, 2008, which amounts to an aggregate ownership percentage of over 10%, assuming all Preferred Shares were converted to common shares.

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of March 31, 2008, and the results of our operations and our cash flows for the three-month period then ended.  However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a summary of our significant accounting policies.  With the exception of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS 157”) (see Note 12), there have been no material changes to these policies since December 31, 2007.

The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from those estimates.

We have reclassified certain prior year amounts to conform to the current year presentation, in particular the reclassification of certain escrow balances previously classified as restricted cash.

NOTE 2 – Market Conditions and Liquidity

During 2007 and 2008, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets.  Declining interest rates coupled with widening credit spreads have led to reduced values and the inability to find adequate financing for these assets.  This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products, presenting us with financing challenges.  As the credit markets declined, so did the commercial real estate collateralized debt obligation (“CDO”) market, and we decided to temporarily suspend investment activity and not pursue a second CDO securitization.  As a result, we agreed to terminate a repurchase facility with Citigroup Global Markets, Inc. (“Citigroup”) that we had used to finance our investment activity and entered into an agreement to repay the entire amount of the facility by selling or refinancing the collateral assets by May 31, 2008.

During the first quarter of 2008, we repaid $44.3 million of the Citigroup facility by selling certain assets.  The outstanding balance of this facility at March 31, 2008 is $37.0 million, of which $17.3 million is being held at Citigroup in escrow (see Note 6).  While it is our intent to sell or refinance the remaining assets before May 31, 2008, we are currently in negotiations with Citigroup to extend the maturity date of this facility or provide a new credit line that would replace this facility and provide additional financing for future needs.

Prior to the termination of the facility, we paid interest on outstanding borrowings at rates that ranged from 30-day LIBOR plus 0.40% to 30-day LIBOR plus 1.25%.  As we continued to have borrowings under the Citigroup facility after January 1, 2008 and to the extent we continue to have borrowings under the facility through May 31, 2008, interest on the borrowings were or will be increased as follows:

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Period	Interest rate range

January 1 – January 31	30-day LIBOR plus 0.75% to 30-day LIBOR plus 1.40%
February 1 – February 29	30-day LIBOR plus 0.95% to 30-day LIBOR plus 1.60%
March 1 – April 30	30-day LIBOR plus 2.00%
May 1 – May 31	30-day LIBOR plus 2.50%

In connection with terminating the Citigroup facility, we also terminated all associated interest rate swaps derivatives.  See Note 10 for a detailed explanation of costs we paid to terminate these derivatives.

As market conditions continue to fluctuate, we are evaluating strategies that may require us to sell additional assets and extinguish any related debt obligations that are secured by these assets.  By repaying most of our debt obligations, we believe we can regain adequate financing when market conditions improve to actively pursue investment strategies.  However, factors outside of our control, such as the continuing uncertainty of the credit markets, could further restrict our liquidity.

In April 2008, in order to meet certain margin requirements, we borrowed $4.0 million from an affiliated entity (see Note 16).  We subsequently repaid the note with proceeds received from the repayment of a first mortgage loan during April 2008 (see Notes 3 and 18).

During the first quarter of 2008, as a result of the continued market conditions and our liquidity constraints referred to above, we recorded losses resulting from declines in market values on our commercial mortgage-backed securities (“CMBS”) as a reduction of earnings on our statement of operations (see Note 4).

Following is a summary of our investment assets as of March 31, 2008, illustrating the amount of leverage and the amounts of hedged debt:

(in thousands)	Carrying amount	Carrying amount pledged as collateral	Amount securing CDO debt (1)	Amount securing repurchase debt (2)	Associated repurchase debt (2)(3)

Mortgage loans receivable:
First mortgages	$352,495	$352,495	$352,495	$--	$--
Variable-rate bridge loans	6,551	--	--	--	--
Fixed-rate mezzanine loans	20,537	14,626	13,575	1,051	889
Variable-rate mezzanine loans	52,705	42,500	4,746	37,754	30,203
Subordinated notes	42,252	41,752	24,635	17,117	12,828
Total mortgage loans receivable	474,540	451,373	395,451	55,922	43,920
CMBS	43,967	43,967	--	43,967	35,641
Mortgage revenue bonds	4,783	--	--	--	--
Totals	$523,290	$495,340	$395,451	$99,889	$79,561

(1)	Of the $362.0 million of CDO notes payable, we have hedged $346.1 million.
(2)	Refers to the Citigroup and Bear Sterns repurchase facilities.
(3)	$17.3 million of cash is held in escrow at Citigroup, which will be used, in part, to satisfy repurchase facility debt (see Note 6).

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – Investments in Mortgage Loans Receivable, Net

Mortgage loans receivable, net, consisted of two classifications of mortgages as follows:

	March 31, 2008	December 31, 2007

Mortgage loans held for investment	$466,872	$467,734
Mortgage loans held for sale	7,668	61,910
Total	$474,540	$529,644

During the first quarter of 2008, we sold 11 mortgage loans to an affiliate of our Advisor (see Note 16) for total proceeds of $55.0 million.  The sales resulted in realized losses of $3.1 million, which were recorded in 2007.

During the first quarter of 2008, we recognized impairment charges of $1.0 million related to two mortgage loans in our specially serviced portfolio.

During April 2008, one first mortgage loan in the amount of $6.5 million was repaid at par.

NOTE 4 – Available-for-Sale Investments, at Fair Value

At March 31, 2008, we had CMBS and mortgage revenue bond investments classified as available-for-sale.

CMBS investments we hold were comprised of the following as of March 31, 2008:

(dollars in thousands)	Face amount	Purchase price	Accreted cost	Fair value	Percentage of fair value

Security rating:
BBB+	$4,750	$4,775	$2,500	$2,500	5.7%
BBB	51,128	47,671	20,688	20,688	47.1
BBB-	50,991	45,150	20,779	20,779	47.2
	$106,869	$97,596	$43,967	$43,967	100.0%

Information regarding our available-for-sale investments is as follows:

(in thousands)	CMBS	Mortgage revenue bonds	Total
March 31, 2008
Amortized cost	$43,967	$4,623	$48,590
Unrealized gain	--	160	160
Fair value	$43,967	$4,783	$48,750
December 31, 2007
Amortized cost	$69,269	$4,668	$73,937
Unrealized gain	--	211	211
Fair value	$69,269	$4,879	$74,148

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognized declines in the fair value of $25.5 million on our CMBS investments as impairment charges during the first quarter of 2008.  The decreases in fair value are due to widening credit spreads resulting from market conditions and are not reflective of the credit quality of the underlying assets.  While it is our intention to hold our CMBS investments to maturity, current market conditions could impede our ability to hold these investments to maturity or recovery as further deterioration in market conditions could force us to sell these assets.  As such, further declines in fair values of these CMBS could result in additional impairment charges.

At March 31, 2008, all of our CMBS were pledged as collateral under our repurchase facilities (see Note 8).

NOTE 5 – Real Estate Owned – Discontinued Operations

During 2007, we sold our economic interest in the Concord portfolio to an affiliated party (see Note 16), resulting in proceeds of $12.0 million and a gain of $3.6 million.  Real estate owned property operations included in discontinued operations were as follows:

	Three months ended March 31,
(in thousands)	2008	2007

Revenues	$--	$1,815
Gain on sale of real estate owned	$--	$3,611
Net income	$--	$3,531

NOTE 6 – Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007

Escrow receivable (1)	$17,297	$25,287
Interest receivable	5,117	5,737
Other	16	42
	$22,430	$31,066
(1) Escrow balances are being held by Citigroup as collateral, to be released when an asset that collateralizes the facility is sold based on the proceeds of such sales.

NOTE 7 – Deferred Charges and Other Assets, Net

Detail of deferred charges and other assets, net is provided in the table below:

(in thousands)	March 31, 2008	December 31, 2007

Deferred financing charges, net of accumulated amortization of $1,271 in 2008 and $1,030 in 2007	$6,626	$6,867
Other assets	101	47
Total	$6,727	$6,914

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Repurchase Facilities

Our repurchase facilities consisted of financing collateralized by investments in mortgage loans, CMBS, bridge notes, mezzanine loans and subordinated notes.  They are categorized in the table below by lending institution:

(in thousands)	March 31, 2008		December 31, 2007

Citigroup	$37,033	(1)	$81,345
Bear Stearns	42,528		55,040
Total	$79,561		$136,385
(1) $17.3 million of cash is held in escrow at Citigroup, which will be used, in part, to satisfy this liability (see Note 6).

Citigroup Facility

During 2006, we executed a repurchase facility with Citigroup for the purpose of funding investment activity for a planned CDO securitization.  Borrowings on this facility had interest rates of 5.14% at March 31, 2008, as compared to 6.18% at December 31, 2007.  During 2007, we entered into an agreement to terminate this facility, and we expect to repay it by May 31, 2008 (see Note 2).

Bear Stearns Facility

During 2007, we executed a repurchase facility with Bear Stearns International Limited (“Bear Stearns”) for the purposes of financing investment activity.  We also used this facility to refinance our CMBS investments previously financed through other facilities.  This facility had borrowings at a weighted average interest rate of 4.33% at March 31, 2008, as compared to 6.26% at December 31, 2007.  The borrowings are subject to 30-day settlement terms.

Banc of America Facility

During 2007, we executed a repurchase agreement with Banc of America Securities, LLC (“Banc of America”) to provide financing for investments in mezzanine loans and subordinated notes.  There were no outstanding amounts on this facility as of either December 31, 2007 or March 31, 2008.  Advance rates on any future borrowings, which will be determined on an asset-by-asset basis, will be subject to 30-day settlement terms.  Interest rates on the borrowings will also be determined on an asset-by-asset basis.

$55.9 million of our mortgage loans and all of our CMBS are pledged as collateral in connection with the Citigroup and Bear Sterns repurchase facilities (see Notes 3 and 4).

NOTE 9 – Line of Credit – Related Party

We have a revolving credit facility (the “Revolving Facility”) with Centerline.  The Revolving Facility, which is unsecured, provides up to $80.0 million in borrowings to be used to purchase new investments and for general purposes and bears interest at 30-day LIBOR plus 3.00%.  The Revolving Facility expires in June 2008 with a one-year extension subject to Centerline’s approval.  In the opinion of our Advisor, at the time this facility was extended, the terms were consistent with transactions between independent third parties and terms upon renewal are expected to be also.  At March 31, 2008, we had approximately $78.8 in borrowings outstanding, bearing interest at a rate of 5.70%, compared to $77.7 million at a rate of 7.60% at December 31, 2007.

We have covenant compliance requirements on our related party line of credit.  These covenants include:

•	minimum adjusted net worth;
•	liquidity;
•	debt service coverage;
•	recourse debt to adjusted net worth; and
•	minimum Adjusted Funds from Operations (“AFFO”).

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of March 31, 2008 and December 31, 2007, we failed to meet the minimum adjusted net worth, the minimum AFFO and the debt service coverage requirements, causing us to be in default of the loan agreement.  While we have not been called upon to repay this facility, there can be no assurance that we will not be, nor whether we will be able to extend the facility upon expiration.

NOTE 10 – Derivative Instruments

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments.  While we carry derivative instruments in both categories at their estimated fair values on our condensed consolidated balance sheet, the changes in those fair values are recorded differently.  To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders’ equity.  If a cash flow hedge is ineffective, we include a portion of the change in its fair value in our condensed consolidated statements of operations.  With respect to the free-standing derivatives, we always include the change in their fair value in our condensed consolidated statements of operations.

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

Effective March 30, 2007, we entered into a three-year interest rate swap to reduce our exposure to possible increases in the variable interest rate on our subsidiary’s preferred shares (subject to mandatory repurchase).  Under the swap agreement, we are required to pay Bear Stearns a fixed rate of 4.97% on a notional amount of $25.0 million and will receive a floating rate equivalent to three-month LIBOR.

As of March 31, 2008, including the above mentioned swap, we had five interest rate swaps with an aggregate notional amount of $371.1 million, which will expire on dates ranging from March 2010 through September 2016 and are designated as cash flow hedges, with the hedged item being the interest payments on our variable-rate CDO notes payable and our subsidiary’s preferred shares (subject to mandatory repurchase).  Amounts in accumulated other comprehensive income (as described above) will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.  Since we are hedging the interest payments on our variable-rate debt, the forecasted transactions are the interest payments.

At inception and on an ongoing basis, we assess whether the swaps are effective in offsetting changes in the variable cash flows of the hedged item.  We measure ineffectiveness of our cash flow hedges on a quarterly basis and record any ineffectiveness in interest expense on the condensed consolidated statements of operations.  With the exception of one, all of our swaps have been effective, and we expect they will continue to be effective in the future.  We have recorded an expense of $0.1 million related to ineffectiveness on one swap.  This swap includes an embedded financing component, which has caused and will continue to cause some ineffectiveness, within the limits allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to maintain hedge accounting.

In connection with the disposition and refinancing of certain assets (see Note 2), we terminated 31 cash flow hedges during 2007 and another 15 during the first quarter of 2008.  Termination costs of $1.6 million are recorded in “other losses” in 2008 due to changes to cash flows of forecasted transactions, and $1.5 million remains in accumulated other comprehensive income and will be amortized over the remaining lives of the terminated derivative agreements as long as it is probable that there will be interest payments made on variable-rate debt throughout this term.

For swap agreements that we do not plan to terminate, we estimate that $11.4 million of the net unrealized losses included in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

We are required to maintain a minimum balance of collateral with Bear Stearns in connection with these interest rate swaps.  From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral.  These payments are held as deposits with Bear Stearns and will be used to settle the swap at its termination date if market rates fall below the fixed rates on the swaps.  At March 31, 2008, we had $1.3 million of deposits held by Bear Stearns.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Free-Standing Derivatives Related to Investments

During the first quarter of 2008, we terminated our two remaining swaps.  Termination costs of $1.0 million were recorded in “other losses” during the period.

Financial Statement Impact

Net (loss) income included the following related to our interest rate hedges and free-standing derivatives:

	Three Months Ended March 31,
(in thousands)	2008	2007
Included in interest expense:
Interest receipts	$3	$255
Interest payments	(1,232)	--
Ineffectiveness	(131)	--
Subtotal	$(1,360)	$255
Included in other losses:
Loss on termination	$(2,640)	$--
Change in fair value	--	(31)
Subtotal	$(2,640)	$(31)
Net	$(4,000)	$224

NOTE 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	March 31, 2008	December 31, 2007

Accrued interest payable	$14,936	$14,446
Other (1)	1,206	1,847
	$16,142	$16,293
(1) Includes refundable deposits, collected during the due diligence period of a loan transaction, which are payable to other parties.

NOTE 12 – Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements (emphasizing fair value as a market-based measurement).  To comply with the provisions of SFAS 157, we incorporate credit value adjustments, where appropriate, to reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  The adoption of SFAS 157 as of January 1, 2008 resulted in a $1.2 million reduction in the fair value of interest rate derivatives which we recorded as a component of other comprehensive income.

We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy specified by SFAS 157.  The levels of fair value hierarchy are (from highest to lowest):

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

•
Level 2 inputs utilize other-than-quoted prices that are observable for the asset or liability, either directly or indirectly.  Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and inputs, such as interest rates and yield curves that are observable at commonly quoted intervals.

•	Level 3 inputs are unobservable and are typically based on our own assumptions, including situations where there is little, if any, market activity.

In certain cases, the inputs used to measure fair value may fall into different levels of the fair value hierarchy.  In such cases, we categorize such financial asset or liability based on the lowest level input that is significant to the fair value measurement in its entirety.  Our assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the asset or liability.

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of March 31, 2008, and indicate the fair value hierarchy of the valuation techniques utilized by us to determine such fair value:

(dollars in thousands)	Level 1	Level 2	Level 3	Balance as of March 31, 2008
Measured on a recurring basis
Assets
Available-for-sale investments:
CMBS	$--	$--	$43,967	$43,967
Mortgage revenue bonds	--	--	4,783	4,783
Total assets	$--	$--	$48,750	$48,750

Liabilities
Interest rate derivatives	--	36,190	--	36,190
Total liabilities	$--	$36,190	$--	$36,190
Measured on a non-recurring basis
Assets
Mortgage loans receivable – impaired(1)	$--	$12,618	$--	$12,618
Mortgage loans receivable – held-for-sale	--	7,668	--	7,668
Total assets	$--	$20,286	$--	$20,286
(1) We recorded impairment charges for two loans in this group during the first quarter of 2008 as described in Note 3. No other loans had further impairments during 2008.

Provided below is a summary of the valuation techniques employed with respect to financial instruments measured at fair value utilizing methodologies other than quoted prices in active markets:

CMBS:
We generally estimate fair value of CMBS and similar retained interests based on market prices provided by certain dealers who make a market in these financial instruments.

Due to limited market activity for CMBS, we perform additional analysis on prices received based on broker quotes.  This process includes analyzing the securities based on vintage year, rating and asset type and converting the price received to a spread.  The calculated spread is then compared to market information available for securities of similar type, vintage year and rating (i.e. CMBX).  We use this process to validate the prices received from brokers.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Mortgage loans receivable:
We carry our mortgage loans receivable at the lower of cost or fair market value.  When a loan is classified as held-for-sale or when a loan is deemed impaired, we write the loan down to its fair value, which becomes its new cost basis.  We measure the fair market value of a loan using the observable market price for sales of similar assets or the market value of the loan’s collateral if the loan is collateral-dependent.  Market prices are determined by using broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.

Mortgage revenue bonds:
We estimate fair value for each bond by utilizing the present value of the expected cash flows discounted at a rate for comparable tax-exempt investments and then comparing against any similar market transactions.

Derivatives:
The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts (or payments) and the discounted expected variable cash payments (or receipts).  The variable cash payments (or receipts) are based on an expectation of future interest rates (forward curve) derived from observable market interest rate curves.  In adjusting the fair value of our derivative contracts for the effect of nonperformance risk, we have considered the impact of netting and any applicable credit enhancements, such as thresholds and guarantees.

The following table presents additional information about assets and liabilities measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	CMBS		Mortgage Revenue Bonds	Total

Balance at January 1, 2008	$69,269		$4,879	$74,148
Total gains or losses (realized/unrealized):
Included in earnings	(25,454	)(1)	--	(25,454)
Included in other comprehensive income	--		(52)	(52)
Amortization of costs and fees	152		(44)	108
Purchases, issuances and settlements	--		--	--
Transfers in and/of out of Level 3	--		--	--
Balance at March 31, 2008	$43,967		$4,783	$48,750

The amount of total gains or losses for the period included in earnings attributable to the change in unrealized gains or losses relating to assets still held at the reporting date	$(25,454	)(1)	$--	$(25,454)
(1) Recorded as impairment charges on the March 31, 2008 Condensed Consolidated Statement of Operations.

Both observable and unobservable inputs may be used to determine the fair value of positions that we classified within the Level 3 category.  As a result, the unrealized gains and losses for assets and liabilities within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., changes in unobservable long–dated volatilities) inputs.

NOTE 13 – Income Taxes

We have elected to be treated as a real estate investment trust (“REIT”) under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended (“the Code”).  In order to maintain our qualification as a REIT, we are required to, among other things, distribute at least 90% of our REIT taxable income to our shareholders and meet certain tests regarding the nature of our income and assets.  As a REIT, we are not subject to federal income tax with respect to the portion of our income that meets certain criteria and is distributed annually to shareholders.  Accordingly, no provision for federal income taxes is included in the condensed consolidated financial statements with respect to these operations.  We believe we have, and we intend to continue to operate, in a manner that allows us to continue to meet the requirements for taxation as a REIT.  Many of these requirements, however, are highly technical and complex.  If we were to fail to meet these requirements, we could be subject to federal income tax.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – Comprehensive (Loss) Income

Comprehensive (loss) income for the three months ended March 31, 2008 and 2007 was as follows:

	Three Months Ended March 31,
(in thousands)	2008	2007
Net (loss) income	$(28,974)	$5,164
Net unrealized loss on derivative instruments	(14,305)	(1,465)
Net unrealized holding loss on investments	(25,506)	(142)
Reclassification adjustment for impairment loss on investments	25,454	--
Comprehensive (loss) income	$(43,331)	$3,557

NOTE 15 – Earnings per Share (“EPS”)

Diluted earnings per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents.  The dilutive effect of outstanding share options is calculated using the treasury stock method.  The dilutive effect of the preferred shares is calculated on the if-converted method.  For the three months ended March 31, 2008, the effect of the assumed conversion of our preferred shares is not included, as the effect would be antidilutive.

	Three Months Ended March 31, 2008
(in thousands, except per share amounts)	(Loss) Income	Shares	Per Share
2008: Loss from continuing operations	$(28,974)
Preferred dividends	(308)
Loss from continuing operations available to shareholders (basic and diluted EPS)	$(29,282)	8,433	$(3.47)
2007: Income from continuing operations	$1,633
Preferred dividends	--
Income from continuing operations available to shareholders (basic and diluted EPS)	$1,633	8,402	$0.19

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Related Party Transactions

The following summarizes all costs paid or payable to our Advisor and its affiliates:

(in thousands)	Three Months Ended March 31,
	2008	2007
Fees to Advisor and affiliates:
Shared services expenses	$414	$455
Asset management fees	230	384
Servicing fees	89	129
Total fees to Advisor and affiliates	$733	$968
Other costs:
Interest paid on related party line of credit	$1,240	$97

Fees to Advisor and Affiliates

Fees/Compensation

Under our amended Advisory Services Agreement with our Advisor (the “Advisory Agreement”), we pay certain fees, in addition to reimbursements of certain administrative and other costs that our Advisor incurs on our behalf for its ongoing management and operations of our Company.  These fees include asset management fees, which are calculated as a percentage of our adjusted equity balance (as defined in the Advisory Agreement), and incentive management fees, provided certain financial hurdles are met.  Loan origination fees may also be paid to the Advisor if we collect any from a borrower in connection with acquisitions of investments for us.  There may also be termination fees due to the Advisor if the Advisory Agreement is terminated without cause.

Servicing Fees

We pay Centerline Servicing Inc. (“CSI”), an affiliate of Centerline, a fee for servicing and special servicing our mortgage loans and other investments equal to the Advisor’s actual costs of performing such services but not less than 0.08% per year of the principal balance of the related mortgage loan or other investment.

Other Related Party Transactions

We have a revolving credit facility with Centerline with a borrowing capacity of $80.0 million.  The maturity date of the facility is June 2008 with a one-year optional extension.  In the opinion of our Advisor, at the time this facility was extended, the terms were consistent with transactions between independent third parties and terms upon renewal are expected to be also.  At March 31, 2008, and December 31, 2007, we had $78.8 million and $77.7 million, respectively, in borrowings outstanding, bearing interest at a rate of 5.70% and 7.60%, respectively.

We have covenant compliance requirements on our related party line of credit (see Note 9).  As of March 31, 2008, and December 31, 2007, we failed to meet certain of these requirements, causing us to be in default of the loan agreement.  While we have not been called upon to repay this facility, there can be no assurance that we will not be, nor whether we will be able to extend the facility upon expiration.

During the first quarter of 2008, we sold 11 mortgage loans to Centerline Real Estate Special Situations Mortgage Fund, LLC, a related party, for total proceeds of $55.0 million (see Note 3).  In the opinion of our Advisor and CRESS’s advisory committee, the terms of this transaction are consistent with those of transactions with independent third parties.

During April 2008, in order to meet margin requirements, we borrowed $4.0 million from Related Special Assets LLC, a related party at an interest rate of 8.74%.  The note was due to mature on May 19, 2008; however, we subsequently repaid the note with proceeds received from the repayment of one first mortgage loan during April 2008 (see Notes 3 and 18).

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 17 – Commitments and Contingencies

Guarantees

In June and October of 2000, in accordance with a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, we originated two loans totaling $3.3 million.  In September 2003, we transferred and assigned all of our obligations with respect to these two loans to Centerline Mortgage Capital, Inc. (“CMC”), a subsidiary of Centerline.  Pursuant to the agreement with CMC, Centerline guaranteed CMC’s obligations, and we agreed to indemnify both CMC and Centerline for any losses incurred in exchange for retaining all fees that we were otherwise entitled to receive from Fannie Mae under the program.  The maximum exposure at March 31, 2008, was $3.1 million, although we expect that we will not be called upon to fund these guarantees.

During 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

We monitor the status of the underlying properties and evaluate our exposure under the guarantees.  To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, Accounting for Contingencies.

Future Funding Commitments

As of March 31, 2008, we were committed to additionally fund the following mezzanine loan:

			(In thousands)
			Maximum Amount of Commitment
Issue Date	Project	Location	Total	Less than 1 Year	1-3 Years
Apr-05	Atlantic Hearthstone	Hillsborough, NJ	$273	$273	$--
Total Future Funding Commitments			$273	$273	$--

NOTE 18 – Subsequent Events

During April 2008, we borrowed $4.0 million from an affiliated party (see Note 16).  We subsequently repaid the note with proceeds received from the repayment of one first mortgage loan during April 2008 (see Note 3).

For the period from April 1, 2008 through May 7, 2008, we paid $5.6 million due to margin calls on our repurchase facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

During 2007 and 2008, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets.  Declining interest rates coupled with widening credit spreads have led to reduced values and the inability to find adequate financing for these assets.  This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products, presenting us with financing and liquidity challenges.  As a result, we decided to temporarily suspend investment activity toward the latter half of 2007 and began selling assets to meet liquidity requirements.  The non-comparable gains and losses from those asset sales and the changes in our investment portfolio are detailed in the following sections of this discussion.

Factors Affecting Comparability

During March 2007, we sold our economic interest in the Concord portfolio, resulting in a gain of $3.6 million.  This amount is recorded in discontinued operations along with rental income, property operations, mortgage interest and depreciation for the period up to the sale.

During 2007, as a result of the market conditions and our liquidity issues referred to above, we reclassified certain unrealized losses resulting from declines in market values on our CMBS investments previously recorded in accumulated other comprehensive income to a reduction of earnings on our condensed consolidated statements of operations.

During the second half of 2007 and the beginning of 2008, we terminated a significant number of derivative instruments, resulting in termination costs recorded in other income.

Investment Activity

During the three months ended March 31, 2008 and 2007, we originated the following investments:

	2008 (1)		2007
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Mortgage loans receivable	$--	--%	$103,163	7.75%
CDO securities	--	--	10,084	9.00
Total	$--	--%	$113,247	7.83%
(1) Due to current market conditions mentioned above, we did not originate any investments during the first quarter of 2008.

Sales of Investments

During the three months ended March 31, 2008, we sold 11 mortgage loans with an aggregate carrying amount of $55.0 million and a weighted average interest rate of 7.61%.  There were no sales of assets during the comparable 2007 period.

Results of Operations

The following is a summary of our operations:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	Change
Total revenues	$10,685	$12,501	(14.5)%
Total expenses	36,980	10,837	241.2
Total other losses	(2,679)	(31)	NM
Income from discontinued operations	--	3,531	(100.0)
Net (loss) income	$(28,974)	$5,164	(661.1)%
NM = Not meaningful as change is 1000% or greater.

The decline in our revenues during the three months ended March 31, 2008, as compared to the same period in 2007, resulted primarily from the sale of assets during the latter half of 2007 and the beginning of 2008 as a result of current market conditions and short-term liquidity issues.

Expenses increased during the three months ended March 31, 2008 as compared to the same period in 2007, particularly due to impairment of our CMBS investments.

Other losses increased for the three months ended March 31, 2008, as compared to 2007, as a result of certain derivatives terminated during the first quarter of 2008.

Income from discontinued operations includes operations from real estate owned that was sold during 2007 and gain from the sale.

Revenues

	Three Months Ended March 31,
(dollars in thousands)	2008	2007	Change from Prior Period	% of 2008 Total Revenues	% of 2007 Total Revenues
Interest income:
Mortgage loans	$8,555	$10,216	(16.3)%	80.1%	81.7%
CMBS	1,705	--	100.0	16.0	--
Mortgage revenue bonds	102	106	(3.8)	0.9	0.8
Temporary investments	245	170	44.1	2.3	1.4
Debt securities	--	1,227	(100.0)	--	9.8
CDO securities	--	7	(100.0)	--	0.1
Participation income	--	699	(100.0)	--	5.6
Other revenues	78	76	2.6	0.7	0.6
Total revenues	$10,685	$12,501	(14.5)%	100.0%	100.0%

At March 31, we had the following investments (exclusive of temporary investments):

	2008			2007
(dollars in thousands)	Carrying Amount	% of Total	Weighted Average Interest Rate	Carrying Amount	% of Total	Weighted Average Interest Rate
Mortgage loans receivable	$474,540	90.7%	7.25%	$646,757	87.1%	7.29%
CMBS	43,967	8.4	4.70	--	--	--
Mortgage revenue bonds	4,783	0.9	8.70	5,012	0.7	8.70
Debt securities	--	--	--	80,955	10.9	6.49
CDO securities	--	--	--	10,061	1.3	9.00
	$523,290	100.0%	7.05%	$742,785	100.0%	7.23%

Interest income from mortgage loans decreased significantly for the three months ended March 31, 2008 as compared to 2007, primarily due to the sale of first mortgage loans, bridge notes, mezzanine loans and subordinated notes towards the latter half of 2007 and in the beginning of 2008.

Interest income from CMBS in 2007 relates to the purchase of a portion of 12 classes of CMBS investments during the latter half of 2007.

Interest income from temporary investments increased for the 2008 period, as compared to 2007, primarily due to interest earned on restricted cash balances held with custodians.

Interest income from debt (GNMA and FNMA) securities decreased for the three months ended March 31, 2008, due to the sale of our entire debt security portfolio in November of 2007.

Participation income decreased for the three months ended March 31, 2008, as compared to 2007, due to a one-time payment received pursuant to a participating arrangement for a mortgage loan that was repaid in the first quarter of 2007.  There were no such fees received during 2008.

Expenses

(dollars in thousands)	Three Months Ended		% Change from Prior Period	% of Total 2008 Revenues	% of Total 2007 Revenues
	March 31, 2008	March 31, 2007
Interest	$7,997	$8,495	(5.9)%	74.8%	68.0%
Interest – distributions to preferred shareholders	547	569	(3.9)	5.1	4.5
General and administrative	963	605	59.2	9.0	4.9
Impairment of investments	26,498	--	100.0	248.0	--
Fees to Advisor and affiliates	733	968	(24.3)	6.9	7.7
Amortization and other	242	200	21.0	2.3	1.6
Total expenses	$36,980	$10,837	241.2%	346.1%	86.7%

Interest expense decreased for the three months ended March 31, 2008, as compared to 2007, primarily due to the repayments on our repurchase facilities due to margin calls and our warehouse facility due to its termination in 2007.  Information related to our debt is as follows:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007

Average outstanding	$559,958	$639,165
Weighted average interest rate (including effect of interest rate swaps)	6.03%	5.67%
Average notional amount of interest rate swaps	$371,081	$583,692
Weighted average fixed rate of interest rate swaps	5.38%	5.17%

General and administrative expenses increased for the three months ended March 31, 2008, as compared to 2007 due to advisory costs incurred in 2008 related to consulting work performed to analyze strategic investment alternatives for the Company.  These increases were partially offset by fewer legal costs incurred during 2008 (as costs in 2007 were related to increased work on specially serviced assets) and decreased insurance costs.

Impairment of investments during 2008 relates to charges for two mortgage loans in our specially serviced portfolio due to deteriorating operating performance and from declines in market values of our available-for-sale CMBS investments.  As the current credit environment may impede our ability to hold the CMBS investments until recovery, the declines in fair value are considered other-than-temporary impairment.  We categorize CMBS investments as “level 3” investments as described in Note 12 of our condensed consolidated financial statements.

Fees to Advisor and affiliates decreased for the 2008 period, as compared to 2007, due to lower asset management fees paid to our Advisor during the first quarter of 2008, as a result of lower equity balances, the base on which the fees are calculated.

Amortization and other costs increased for the 2008 periods, as compared to the same periods in 2007, due to the accelerated amortization of deferred financing costs related to swap contracts terminated during 2008.

Other Losses

(dollars in thousands)	Three Months Ended		% Change from Prior Period		% of Total 2008 Revenues	% of Total 2007 Revenues
	March 31, 2008	March 31, 2007
Change in fair value and loss on termination of derivative instruments	$(2,640)	$(31)	NM	%	(24.7)%	(0.2)%
Loss on sale or repayment of investments	(39)	--	100.0		(0.4)	--
Total expenses	$(2,679)	$(31)	NM	%	(25.1)%	(0.2)%

NM = Not meaningful as change is 1000% or greater.

During 2008, we terminated certain swap contracts resulting in $7.5 million of termination costs, of which $2.6 million are recorded in “other losses” in 2008.  The balance in 2007 relates to the change in the fair value of free-standing derivatives.

Funds from Operations

Funds from operations (“FFO”) represents net income or loss (computed in accordance with GAAP), excluding gains or losses from sales of property, excluding depreciation and amortization related to real property and including funds from operations for unconsolidated joint ventures calculated on the same basis.  FFO is calculated in accordance with the National Association of Real Estate Investment Trusts (“NAREIT”) definition.  FFO does not represent cash generated from operating activities in accordance with GAAP and is not necessarily indicative of cash available to fund cash needs.  FFO should not be considered as an alternative to net income as an indicator of our operating performance or as an alternative to cash flows as a measure of liquidity. Our management considers FFO a supplemental measure of operating performance, and, along with cash flows from operating activities, financing activities and investing activities, it provides management and investors with an indication of our ability to incur and service debt, make capital expenditures and fund other cash needs.  Since not all companies calculate FFO in a similar fashion, our calculation presented below may not be comparable to similarly titled measures reported by other companies.

The following table reconciles net (loss) income to FFO for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
(dollars in thousands)	2008	2007
Net (loss) income	$(28,974)	$5,164
Add back: depreciation of real property (1)	--	336
Less: gain on sale of real property (1)	--	(3,611)
FFO	$(28,974)	$1,889
Cash flows from:
Operating activities	$373	$1,629
Investing activities	$64,501	$(84,328)
Financing activities	$(63,477)	$89,654
Weighted average shares outstanding:
Basic and diluted	8,433	8,402
(1) Related to properties sold during 2007 and included in discontinued operations in our condensed consolidated statements of operations.

Liquidity and Capital Resources

Market Factors

During 2007 and 2008, developments in the market for many types of commercial mortgage products have resulted in reduced liquidity for these assets.  Declining interest rates coupled with significantly widening credit spreads have led to reduced values and the inability to find adequate financing for these assets.  This has resulted in an overall reduction in liquidity across the credit spectrum of commercial mortgage products.  Because of this we have suspended most investment activity, decided not to pursue a second CDO securitization and terminated a repurchase facility used to finance our investment activity prior to securitization (see “Repurchase Facilities” discussion below).  As a result, we are currently carrying out a plan, in accordance with the termination agreement for this facility, to sell our existing assets that collateralize this facility.

As market conditions fluctuate, we will continue to evaluate strategies that could require us to sell additional assets and extinguish any related debt obligations that are secured by these assets.  By repaying most of our debt obligations, we believe we can regain adequate financing when market conditions improve to actively pursue investment strategies.  However, factors outside of our control, such as the continuing uncertainty of the credit markets, could further restrict our liquidity.

Absent significant margin calls and further deterioration of the credit markets, we expect that cash generated through sales of assets that collateralize our debt obligations, interest receipts from our remaining investments, as well as our borrowing capacity, will be sufficient to meet our needs for short-term liquidity, to pay all expenses and to make distributions to our preferred shareholders.  In order to qualify as a REIT under the Code, we must, among other things, distribute at least 90% of our taxable income (see Note 13 of our condensed consolidated financial statements).  We believe that we are in compliance with the REIT-related provisions of the Code.

Sources of Funds

As of March 31, 2008, our credit facilities consisted of repurchase facilities and a related party line of credit.  We had $1.2 million available to borrow from our related party line of credit, subject to Centerline’s approval (see "Related Party Line of Credit" below).

Repurchase Facilities

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

For the quarter ended March 31, 2008, there were net cash payments of $12.5 million due to margin calls/margin receipts on our repurchase facilities.  Should market interest rates and/or prepayment speeds on our investments continue to increase, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy.  The sources mentioned above may not be sufficient to meet our obligations, including margin calls, as they are due.  As a result, further margin calls may result in additional asset sales.

At March 31, 2008, the following repurchase facilities were in place, categorized by lending institution:

•	Citigroup Facility

During December 2006, we executed a repurchase agreement with Citigroup for the purpose of funding investment activity for a planned second CDO securitization.  In October 2007, for the reasons mentioned above, we decided not to pursue that CDO securitization.  In connection with that determination, we entered into an agreement to terminate our Citigroup repurchase facility on May 31, 2008.  While it is our intent to sell or refinance the remaining assets before May 31, 2008, we are currently in negotiations with Citigroup to extend the maturity date of this facility or provide a new credit line that would replace this facility and provide additional financing for future needs.

At March 31, 2008, advance rates on the borrowings remaining on this facility, range from 80% to 90% of collateral value.  Interest on the borrowings, which ranges from 30-day LIBOR plus 0.60% to 30-day LIBOR plus 1.25%, was also determined on an asset-by-asset basis.  At March 31, 2008, we had $37.0 million of borrowings outstanding under this facility (including $17.3 million of cash held in escrow at Citigroup) at a weighted average interest rate of 5.14%.  With respect to assets pledged as collateral for the Citigroup facility, and in accordance with the termination agreement, we are currently carrying out a plan to sell or refinance the assets collateralizing this facility utilizing our other repurchase facilities (see Note 2 and Note 8 to our condensed consolidated financial statements).

•	Bear Stearns Facility

During 2007, we executed a repurchase agreement with Bear Stearns for the purpose of financing our investment activity.  At March 31, 2008, advance rates on borrowings from this facility were at 70% of the collateral value, and interest on the borrowings ranged from 30-day LIBOR plus 1.00% to 30-day LIBOR plus 2.00%, as determined on an asset-by-asset basis.  The borrowings are subject to 30-day settlement terms.  At March 31, 2008, we had $42.5 million of borrowings outstanding under this facility at a weighted average interest rate of 4.33% (see Note 8 to our condensed consolidated financial statements).

•	Banc of America Facility

During the third quarter of 2007, we executed a repurchase agreement with Banc of America to provide financing for investments in mezzanine loans and subordinated notes.  There were no outstanding amounts on this facility as of March 31, 2008.  Advance rates on borrowings, which will be determined on an asset-by-asset basis, will be subject to 30-day settlement terms.  Interest rates on the borrowings will be based on 30-day LIBOR and will also be determined on an asset-by-asset basis.

For information regarding the amount of borrowings and the amounts of hedged debt on our repurchase facilities secured by our investments, see Note 2 to the condensed consolidated financial statements.

Related Party Line of Credit

We finance our remaining investing and operating activity primarily through borrowings from a credit facility we maintain with Centerline.  This $80.0 million facility offers borrowing rates of 30-day LIBOR plus 3.00%.  As of March 31, 2008, the amount outstanding was $78.8 million with an interest rate of 5.70%.

We have covenant compliance requirements on our related party line of credit.  As of March 31, 2008, we failed to meet certain of these requirements, causing us to be in default of the loan agreement.  While we have not been called upon to repay this facility, there can be no assurance that we will not be, nor whether we will be able to extend the facility upon expiration.

Other Financing

During 2005, we issued $25.0 million of variable rate preferred securities through a wholly-owned subsidiary.  At March 31, 2008, the weighted average interest rate was 4.97%, including the effect of interest rate hedges.

In 2006, we executed a CDO securitization.  At March 31, 2008, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.23%, including the effect of interest rate hedges.

We have capacity to raise $153.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although the timing and amount of such offerings cannot be determined at this time.

Summary of Cash Flows

	Three Months Ended March 31,
	2008	2007	Dollar Change	Percent Change
Cash flows provided by (used in):
Operating activities	$373	$1,629	$(1,256)	(77.1)%
Investing activities	64,501	(84,328)	148,829	(176.5)
Financing activities	(63,477)	89,654	(153,131)	(170.8)
Net increase in cash and cash equivalents	$1,397	$6,955	$(5,558)	79.9%
NM = Not meaningful as change is 1000% or greater.

The decrease in operating cash flows was caused primarily by a decrease in net income adjusted for certain non-cash charges.  As much of the net loss in the 2008 period was caused by non-cash charges (such as fair value changes in interest rate derivatives and impairment charges), those amounts are excluded from the calculation of operating cash flows.

The increase in net cash from investing activities was due to proceeds received from the sale of mortgage loans as well as the absence of investment activity in 2008 compared to a large amount of investment volume in 2007.

The decrease in net cash from financing activities can be attributed to the decrease in the level of investing activity (less investment activity to finance) during the 2008 period as compared to the 2007 period, as well as a significant amount of repayments on our repurchase facilities and payments made to terminate certain swap contracts during 2008.

Liquidity Requirements after March 31, 2008

For the period from April 1, 2008 through May 7, 2008, we paid $5.6 million due to margin calls on our repurchase facilities.

During April 2008, preferred dividends of $0.3 million (0.453 per share), declared in March 2008, were paid to preferred shareholders.

As we sell or refinance assets pledged as collateral for our Citigroup repurchase facility (see Sources of Funds - Repurchase Facilities above), we may, with the approval of Centerline, draw upon our related party line of credit or seek alternative sources of funds to cover any difference between the outstanding balance of that facility and the proceeds of assets sold or refinanced.

Absent significant margin calls, we expect that cash generated from normal operations, principally interest from our investments, will meet our short-term operating needs.  Market conditions have continued to deteriorate in 2008, causing us to fund additional margin requirements with our repurchase facility lenders.  If market conditions become worse, we may be called upon to fund more.  While these margin requirements cannot be quantified at this time, we may not generate enough cash from operations or have adequate availability under our existing debt facilities to cover these requirements, and we may need to arrange alternative sources of financing or sell additional assets that could result in additional losses to satisfy these cash needs.

Fair Value Disclosures

In January 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy, specified by SFAS 157, and specifically our CMBS investments as “level 3” investments.  These investments are publicly and privately traded bond issues backed by pools of commercial real estate mortgages.  These securities are rated by nationally recognized rating agencies.  There have been no downgrades to these ratings for the quarter ended March 31, 2008 (see Note 4 of our condensed consolidated financial statements for more information regarding the CMBS investments and their ratings).

During 2008, we recognized $25.5 million of impairments resulting from declines in market values of these “level 3” investments.  See “Results of Operations” above.

Other Matters

We are not aware of any trends or events, commitments or uncertainties, not otherwise disclosed, that will or are likely to impact liquidity in a material way.

Dividends

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the three months ended March 31:

(in thousands)	2008	2007
Total preferred dividends	$308	$--
Total common dividends	$--	$1,890
Return of capital:
Amount	$308	$--
Per preferred share	$0.45	$--
Percent of total dividends	100.0%	--%

Commitments, Contingencies and Off-Balance Sheet Arrangements

See Note 17 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

Contractual Obligations

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt:
CDO notes payable (1)(2)	$362,000	$--	$--	$--	$362,000
Repurchase facilities (1)(2)(3)	79,561	79,561	--	--	--
Line of credit – related party (1)(2)	78,832	78,832	--	--	--
Preferred shares of subsidiary (subject to mandatory repurchase) (1)(2)	25,000	--	--	--	25,000

Funding Commitments:
Future funding loan commitments	273	273	--	--	--
Total	$545,666	$158,666	$--	$--	$387,000

(1)   The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management believes we have the ability and the intent, to renew, refinance or remarket the borrowings beyond their current due dates.
(2)   Includes principal amounts only.  At March 31, 2008, the weighted average interest rate on our debt was 3.90%.
(3)   $37.0 million of this debt is related to a repurchase facility that was terminated in 2007.  See discussion in Sources of Funds - Repurchase Facilities above.

Forward-Looking Statements

Certain statements made in this report may constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934, as amended. Such forward-looking statements include statements regarding the intent, belief or current expectations of us and our management (which includes our Advisor) and involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. These factors, which are outlined in detail under the heading “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2007, include, but are not limited to, the following:

•	Risks related to current liquidity which include, but are not limited to:

•	Market volatility for mortgage products; and

•	The availability of financing for our investments;

•	Risks associated with the repurchase agreements we utilize to finance our investments and the ability to raise capital;

•	Risks related to repayment of our debt facilities if we fail to comply with certain covenants;

•	Risks associated with CDO securitization transactions, which include, but are not limited to:

•	The inability to acquire eligible investments for a CDO issuance;

•	Interest rate fluctuations on variable-rate swaps entered into to hedge fixed-rate loans;

•	The inability to find suitable replacement investments within reinvestment periods; and

•	The negative impact on our cash flow that may result from the use of CDO financings with over-collateralization and interest coverage requirements;

•	Risks associated with investments in real estate generally and the properties which secure many of our investments;

•	Risks of investing in non-investment grade commercial real estate investments;

•	General economic conditions and economic conditions in the real estate markets specifically, particularly as they affect the value of our assets and the credit status of our borrowers;

•	Dependence on our Advisor for all services necessary for our operations;

•	Conflicts which may arise among us and other entities affiliated with our Advisor that have similar investment policies to ours; and

•	Risks associated with the failure to qualify as a REIT.

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

Our operating results depend in large part on differences between the income from our assets (net of credit losses) and our borrowing costs. Although we have originated variable-rate loans, most of our assets generate fixed returns and have terms in excess of five years. We fund the origination and acquisition of a significant portion of our assets with borrowings that have variable interest rates that reset relatively rapidly, such as weekly, monthly or quarterly. In most cases, the income from assets will respond more slowly to interest rate fluctuations than the cost of borrowings, creating a mismatch between asset yields and borrowing rates. Consequently, changes in interest rates, particularly short-term interest rates, may influence our net income. Our borrowings under our related party line of credit, repurchase facilities and our subsidiary’s preferred securities subject to mandatory redemption bear interest at rates that fluctuate with LIBOR.

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

Based on the $545.4 million of borrowings outstanding at March 31, 2008, of which $174.3 million was unhedged, a 1% change in LIBOR would impact our annual net income and cash flows by $1.1 million, including the impact on variable-rate assets.  In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties securing such loans to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

Credit Spread and Margin Risk

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries, for fixed-rate credit, or LIBOR, for floating rate credit.  Our fixed-rate loans and securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity.  Our variable-rate investments are valued based on a market credit spread over LIBOR.  Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of higher (or “wider”) spread over the benchmark rate to value them.

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities.  This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yields upward to meet the market.

As of March 31, 2008, a 100 basis point movement in credit spreads would decrease the book value of the applicable assets by approximately 4.5%.  Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (i.e., a margin call).  This could result from principal reductions due to scheduled amortization payments, unscheduled principal prepayments on the mortgages underlying our investments, changes in market interest rates and other market factors.

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

Item 4.    Controls and Procedures.

(a)	Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this quarterly report. Based on such evaluation, such officers have concluded that our disclosure controls and procedures as of the end of the period covered by this quarterly report were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and to ensure that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

(b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings.

We are not party to any pending material legal proceedings.

Item 1A.	Risk Factors.

There have been no material changes to the risk factors as disclosed in our annual report on Form 10-K for the year ended December 31, 2007.

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

AMERICAN MORTGAGE ACCEPTANCE COMPANY
(Registrant)

Date:	May 9, 2008	By:	/s/ James L. Duggins
James L. Duggins Chief Executive Officer (Principal Executive Officer)
Date:	May 9, 2008	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)