Form 10-Q
period 2008-06-30
AMERICAN MORTGAGE ACCEPTANCE CO
filed 2008-08-07
CIK 878774

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

______________

FORM 10-Q

______________

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒No  [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company (as defined in Rule 12b-2 of the Exchange Act).

Large accelerated filer [ ]	Accelerated filer ☒
Non- accelerated filer [ ]	Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]              No  ☒

As of July 31, 2008, there were 8,502,702 outstanding common shares of the registrant’s shares of beneficial interest, $0.10 par value.

Table of Contents

AMERICAN MORTGAGE ACCEPTANCE COMPANY

FORM 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Balance Sheets
(in thousands, except per share amounts)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Cash and cash equivalents	$20,703	$15,844
Restricted cash	5,028	8,783
Investments:
Mortgage loans receivable, net (Note 3)	464,822	529,644
Available-for-sale investments, at fair value (Note 4):
CMBS	43,013	69,269
Mortgage revenue bonds	4,743	4,879
Accounts receivable (Note 6)	22,322	31,066
Deferred charges and other assets, net (Note 7)	6,499	6,914
Total assets	$567,130	$666,399
LIABILITIES AND SHAREHOLDERS’ (DEFICIT) EQUITY
Liabilities:
CDO notes payable	$362,000	$362,000
Repurchase facilities (Note 8)	71,939	136,385
Line of credit – related party (Note 9)	79,877	77,685
Preferred shares of subsidiary (subject to mandatory repurchase)	25,000	25,000
Interest rate derivatives (Note 10)	20,358	26,631
Accounts payable and accrued expenses (Note 11)	16,373	15,764
Due to Advisor and affiliates (Note 16)	3,455	2,000
Dividends payable	308	308
Total liabilities	579,310	645,773

Commitments and contingencies (Note 17)

Shareholders’ (deficit) equity:
7.25% Series A Cumulative Convertible Preferred Shares, no par value; 680 shares issued and outstanding in 2008 and 2007	15,905	15,905
Common shares of beneficial interest; $0.10 par value; 25,000 shares authorized; 8,918 issued and 8,503 outstanding in 2008 and 8,848 issued and 8,433 outstanding in 2007	892	885
Treasury shares of beneficial interest at par; 415 shares in 2008 and 2007	(42)	(42)
Additional paid-in capital	128,125	128,087
Accumulated deficit	(139,404)	(104,956)
Accumulated other comprehensive loss	(17,656)	(19,253)
Total shareholders’ (deficit) equity	(12,180)	20,626
Total liabilities and shareholders’ (deficit) equity	$567,130	$666,399

See accompanying notes to condensed consolidated financial statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Operations
(in thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Interest	$9,808	$15,159	$20,414	$26,885
Other revenues	3	153	81	928
Total revenues	9,811	15,312	20,495	27,813
Expenses:
Interest	8,808	10,633	16,805	19,128
Interest – distributions to preferred shareholders of subsidiary (subject to mandatory repurchase)	547	554	1,095	1,123
General and administrative	593	542	1,555	1,147
Fees to Advisor and affiliates (Note 16)	540	918	1,274	1,886
Impairment of investments (Notes 3 and 4)	4,470	--	30,968	--
Amortization and other	204	206	446	406
Total expenses	15,162	12,853	52,143	23,690
Other income (loss):
Gain on sale of investments	495	337	456	337
Change in fair value and loss on termination of derivative instruments (Note 10)	--	681	(2,640)	650
Total other income (loss)	495	1,018	(2,184)	987
(Loss) income from continuing operations	(4,856)	3,477	(33,832)	5,110
Income from discontinued operations, including gain on sale of real estate owned (Note 5)	--	--	--	3,531
Net (loss) income	(4,856)	3,477	(33,832)	8,641
7.25% Convertible Preferred dividend requirements	(308)	--	(616)	--
Net (loss) income available to common shareholders	$(5,164)	$3,477	$(34,448)	$8,641
Earnings per share (basic and diluted) (Note 15):
(Loss) income from continuing operations	$(0.61)	$0.41	$(4.08)	$0.61
Income from discontinued operations	--	--	--	0.42
Net (loss) income	$(0.61)	$0.41	$(4.08)	$1.03
Dividends per share	$--	$0.225	$--	$0.450
Weighted average shares outstanding:
Basic and diluted	8,445	8,403	8,439	8,402

See accompanying notes to condensed consolidated financial statements.

AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
Condensed Consolidated Statements of Cash Flows
(in thousands)
(Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net (loss) income	$(33,832)	$8,641
Reconciling items:
Impairment of investments	30,968	--
Change in fair value and loss on termination of derivative instruments	2,640	(650)
Amortization and accretion	(64)	197
Other non-cash income, net	(74)	(512)
Depreciation expense	--	336
Gain on sale of investments	(456)	(337)
Gain on sale of real estate owned	--	(3,611)
Changes in operating assets and liabilities:
Accounts receivable	754	(2,063)
Other assets	(28)	(3)
Due to Advisor and affiliates	1,455	(124)
Accounts payable and accrued expenses	608	3,064
Net cash provided by operating activities	1,971	4,938
Cash flows from investing activities:
Principal repayments or sale of mortgage loans	61,686	57,565
Funding and purchase of mortgage loans	(769)	(238,873)
Investment in CMBS	--	(106,830)
Investment in CDO securities	--	(10,062)
Principal repayments or sale of debt securities	--	2,408
Principal payments on and proceeds from sale of real estate owned	--	12,022
Proceeds from the sale of ARCap investment	495	337
Decrease in restricted cash and escrow receivables	11,746	12,728
Principal repayments of mortgage revenue bonds	91	95
Net cash provided by (used in) investing activities	73,249	(270,610)
Cash flows from financing activities:
Proceeds from repurchase facilities	445,632	387,649
Repayments of repurchase facilities	(510,078)	(148,101)
Proceeds from line of credit – related party	3,443	171,815
Repayments of line of credit – related party	(1,250)	(129,215)
Proceed from note payable – related party	4,000	--
Repayment from note payable – related party	(4,000)	--
Interest rate derivative termination costs	(7,492)	--
Deferred financing costs	--	(186)
Dividends paid or payable to shareholders	(616)	(17,010)
Net cash (used in) provided by financing activities	(70,361)	264,952
Net increase (decrease) in cash and cash equivalents	4,859	(720)
Cash and cash equivalents at the beginning of the year	15,844	7,553
Cash and cash equivalents at the end of the period	$20,703	$6,833
Non-cash investing and financing activities
Capitalized interest income	$263	$257

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

We are externally managed by Centerline AMAC Manager Inc. (the “Advisor”), which acts as our advisor and is a subsidiary of Centerline Holding Company (“Centerline”).  Centerline also owns 6.8% of our common shares of beneficial interest (“common shares”) and 41.2% of our 7.25% Series A Cumulative Preferred Shares (“Preferred Shares”) at June 30, 2008, which amounts to an aggregate ownership percentage of over 10%, assuming all Preferred Shares were converted to common shares.

The condensed consolidated financial statements have been prepared without audit.  In the opinion of management, the financial statements contain all adjustments (consisting of only normal recurring adjustments) necessary to present fairly our financial position as of June 30, 2008, and the results of our operations and our cash flows for the periods then ended.  However, the operating results for interim periods may not be indicative of the results for the full year.

Certain information and footnote disclosures normally included in annual consolidated financial statements prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) have been condensed or omitted.  These financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our Annual Report on Form 10-K for the year ended December 31, 2007, which contains a summary of our significant accounting policies.  With the exception of the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurement (“SFAS 157”) (see Note 12), there have been no material changes to these policies since December 31, 2007.

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

We have reclassified certain prior year amounts to conform to the current year presentation, in particular the reclassification of certain escrow balances to accounts receivable.  These balances were previously classified as restricted cash.

NOTE 2 – Market Conditions and Liquidity

Beginning in 2007 and throughout 2008, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these types of financial assets.  Widening credit spreads have led to reduced values and the inability to find adequate financing for these assets.  This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products, presenting us with financing challenges.  As the credit markets declined, so did the commercial real estate collateralized debt obligation (“CDO”) market, and we decided to temporarily suspend investment activity and not pursue a second CDO securitization.  As a result, we agreed to terminate a repurchase facility with Citigroup Global Markets, Inc. (“Citigroup”) that we had used to finance our investment activity and entered into an agreement to repay the entire amount of the facility by selling or refinancing the collateral assets.

During the first quarter of 2008, we repaid $44.3 million of the Citigroup facility by selling certain assets.  The outstanding balance of this facility at June 30, 2008 is $37.0 million, partially collateralized by $17.3 million of cash held in escrow at Citigroup (see Note 6).  We are currently in negotiations with Citigroup to provide a new credit line that would replace this facility and would enable us to repay the amounts outstanding over time.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Prior to December 31, 2007, we paid interest on outstanding borrowings at rates that ranged from 30-day LIBOR plus 0.40% to 30-day LIBOR plus 1.25%.  Subsequent to January 1, 2008, interest on the borrowings were increased as follows:

Period	Interest rate range

January 1 – January 31	30-day LIBOR plus 0.75% to 30-day LIBOR plus 1.40%
February 1 – February 29	30-day LIBOR plus 0.95% to 30-day LIBOR plus 1.60%
March 1 – April 30	30-day LIBOR plus 2.00%
Subsequent to April 30	30-day LIBOR plus 2.50%

In connection with the maturity of the original Citigroup facility in December 2007, we terminated all associated interest rate swaps derivatives.  See Note 10 for a detailed explanation of costs we paid to terminate these derivatives.

In July 2008, we amended our related party line of credit and entered into a forbearance agreement with Centerline whereby Centerline has agreed not to call the outstanding balance on the line provided we maintain current interest payments and that certain other events do not occur (see Note 9).

During the second quarter of 2008, although no formal notice was received, we were informed that advance rates on our Bear Stearns (now part of JP Morgan) facility will be lowered from 70% to 50% in the near future, which will result in a margin call of approximately $6.9 million.  We believe that we may be called upon to repay this facility by September 30, 2008.
Management is currently pursuing financing alternatives for investments currently securing this facility and believes that the credit quality and cash flow performance of the underlying assets are not indicative of the declines in their fair values in recent quarters.  We feel that we will be able to locate an alternative financing vehicle for the securities; however, if we are unable to do so before this facility is terminated, we may be forced to sell these assets.

In August of 2008, one mortgage loan receivable was repaid at a discount, which generated $23.0 million of cash to repay debt obligations.  We are also evaluating additional strategies that may require us to sell assets or allow accelerated repayments and extinguish any related debt obligations that are secured by these assets.  By repaying most of our debt obligations, we believe we can regain adequate financing and stabilize our liquidity for our operating cash needs.  However, factors outside of our control, such as the continuing uncertainty of the credit markets, could further restrict our liquidity.

During the first half of 2008, as a result of the continued decline in market conditions and our liquidity constraints as referred to above, we recorded impairment charges resulting from further declines in market values on our commercial mortgage-backed securities (“CMBS”) as a reduction of earnings in our statement of operations (see Note 4).

In April 2008, in order to meet certain margin requirements, we borrowed $4.0 million from an affiliated entity (see Note 16).  We subsequently repaid the note with proceeds received from the repayment of a first mortgage loan during April 2008 (see Note 3).

In order to preserve cash, during the second quarter of 2008, we elected to defer distributions on both our preferred shares of subsidiary (subject to mandatory repurchase) and Preferred Shares.  Because distributions for both classes are cumulative, we have recorded a liability for the required amounts.

Distributions of our preferred shares of subsidiary (subject to mandatory repurchase) can be deferred for up to 20 quarters and deferment of distributions on our Preferred Shares are unlimited; however, if distributions on our Preferred Shares are deferred more than six quarters, the Preferred Shareholders can exercise certain rights under the offering agreement that would allow them to appoint two members to our board of trustees.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Following is a summary of our investment assets as of June 30, 2008, illustrating the amount of leverage and the amounts of associated debt:

(in thousands)	Carrying amount	Carrying amount pledged as collateral	Amount securing CDO debt(1)	Amount securing repurchase facilities(2)	Associated repurchase debt(2)(3)

Mortgage loans receivable:
First mortgages	$352,068	$352,068	$352,068	$--	$--
Variable-rate bridge loans	6,551	--	--	--	--
Fixed-rate mezzanine loans	13,117	8,120	7,069	1,051	889
Variable-rate mezzanine loans	50,655	50,655	12,901	37,754	30,203
Subordinated notes	42,431	41,931	24,814	17,117	12,453
Total mortgage loans receivable	464,822	452,774	396,852	55,922	43,545
CMBS	43,013	43,013	--	43,013	28,394
Mortgage revenue bonds	4,743	--	--	--	--
Total	$512,578	$495,787	$396,852	$98,935	$71,939

(1)	$396.9 million of our mortgage loans receivable secure $362.0 million of CDO notes payable, of which, we have hedged $345.9 million (see Note 10).
(2)	Refers to the Citigroup and Bear Stearns repurchase facilities (see Note 8).
(3)	$17.3 million of cash is held in escrow at Citigroup, which will be used, in part, to satisfy repurchase facility debt (see Notes 6 and 8).

NOTE 3 – Investments in Mortgage Loans Receivable, Net

Mortgage loans receivable, net, consisted of two classifications of mortgages as follows:

(in thousands)	June 30, 2008	December 31, 2007

Mortgage loans held for investment	$457,154	$467,734
Mortgage loans held for sale	7,668	61,910
Total	$464,822	$529,644

Further information relating to investments in mortgage loans is as follows:

(in thousands)	June 30, 2008
Balance at beginning of year	$529,644
Advances made	769
Loan commitment fees	78
Sales or repayments	(61,725)
Amortization of costs and fees	212
Impairment losses	(4,419)
Capitalized interest	263
Balance at end of the period	$464,822

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During the first quarter of 2008, we sold 11 mortgage loans to an affiliate of our Advisor (see Note 16) for total proceeds of $55.0 million.  The sales resulted in realized losses of $3.1 million, which were recorded as impairment charges in 2007.

During April 2008, one first mortgage loan in the amount of $6.5 million was repaid at par.

During the first half of 2008, we recognized impairment charges of $4.4 million, of which, $3.4 million was recorded for the three-month period ended June 30, 2008, related to four mortgage loans in our specially serviced portfolio and one loan that was repaid subsequent to June 30, 2008.   Impairment of the specially serviced loans ($4.0 million, of which we recorded $3.0 million in the second quarter) was due to deterioration of the operating performance of the underlying properties; the remaining $0.4 million impairment relates to the repayment of a loan in August 2008 for which we did not expect to collect the full principal amount (see Note 18).

At June 30, 2008, $55.9 million of our mortgage loan receivable were pledged as collateral under our repurchase facilities (see Note 8) and $396.9 million were pledged as collateral under our CDO notes payable.

NOTE 4 – Available-for-Sale Investments, at Fair Value

At June 30, 2008, we had CMBS and mortgage revenue bond investments classified as available-for-sale.

CMBS investments we hold were comprised of the following as of June 30, 2008:

(dollars in thousands)	Face amount	Purchase price	Fair value(1)	Percentage of fair value

Security rating:
BBB+	$4,750	$4,776	$2,380	5.5%
BBB	51,128	47,459	20,331	47.3
BBB-	40,994	34,948	13,105	30.5
BB(2)	9,997	9,997	7,197	16.7
Total	$106,869	$97,180	$43,013	100.0%

(1)     CMBS were written down to their estimated fair value in accordance with FAS 115, Accounting for Certain Investments in Debt Equity Securities at June 30, 2008.  The fair value is now considered the cost basis of these investments.
(2)      One security was downgraded from BBB- to BB in May of 2008.

Information regarding our available-for-sale investments is as follows:

(in thousands)	CMBS	Mortgage revenue bonds	Total
June 30, 2008
Amortized cost	$43,013	$4,577	$47,590
Unrealized gain	--	166	166
Fair value	$43,013	$4,743	$47,756
December 31, 2007
Amortized cost	$69,269	$4,668	$73,937
Unrealized gain	--	211	211
Fair value	$69,269	$4,879	$74,148

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

We recognized declines in the fair value of $26.5 million on our CMBS investments as impairment charges during the first half of 2008.  The decreases in fair value are due to widening credit spreads resulting from market conditions and are not necessarily reflective of the credit quality and cash flows of the underlying assets.  While it is our intention to hold our CMBS investments to maturity, current market conditions could impede our ability to hold these investments to maturity or recovery as further deterioration in market conditions could force us to sell these assets.  As such, further declines in fair values of these CMBS could result in additional impairment charges.

At June 30, 2008, all of our CMBS were pledged as collateral under our Bear Stearns repurchase facility (see Notes 2 and 8).

NOTE 5 – Discontinued Operations

During the first quarter of 2007, we sold our economic interest in the Concord portfolio to an affiliated party (see Note 16), resulting in proceeds of $12.0 million and a gain of $3.6 million.  Real estate owned property operations included in discontinued operations were as follows:

	Three months ended June 30,		Six months ended June 30,
(in thousands)	2008	2007	2008	2007
Revenues	$--	$--	$--	$1,815
Gain on sale of real estate owned	$--	$--	$--	$3,611
Net income	$--	$--	$--	$3,531

NOTE 6 – Accounts Receivable

Accounts receivable consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007
Escrow receivable (1)	$17,297	$25,287
Interest receivable	4,997	5,737
Other	28	42
Total	$22,322	$31,066
(1)Escrow balances are being held by Citigroup as collateral, to be released when an asset that collateralizes the facility is sold based on the proceeds of such sales.

NOTE 7 – Deferred Charges and Other Assets, Net

Detail of deferred charges and other assets, net is provided in the table below:

(in thousands)	June 30, 2008	December 31, 2007

Deferred financing charges, net of accumulated amortization of $1,472 in 2008 and $1,030 in 2007	$6,424	$6,867
Other assets	75	47
Total	$6,499	$6,914

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 – Repurchase Facilities

Our repurchase facilities consisted of financing collateralized by investments in mortgage loans, CMBS, bridge notes, mezzanine loans and subordinated notes.  They are categorized in the table below by lending institution:

(in thousands)	June 30, 2008		December 31, 2007

Citigroup	$37,033	(1)	$81,345
Bear Stearns	34,906		55,040
Total	$71,939		$136,385
(1)As of June 30, 2008, $17.3 million of cash is held in escrow at Citigroup, which will be used, in part, to satisfy this liability (see Note 6).

Citigroup Facility

During 2006, we executed a repurchase facility with Citigroup for the purpose of funding investment activity for a planned CDO securitization.  Borrowings on this facility had interest rates of 4.96% at June 30, 2008, as compared to 6.18% at December 31, 2007.  During 2007, we entered into an agreement to terminate this facility, and are currently in negotiations with Citigroup to provide a new credit line that would replace this facility and enable us to repay the amounts outstanding over time (see Note 2).

Bear Stearns Facility

During 2007, we executed a repurchase facility with Bear Stearns for the purposes of financing investment activity.  We also used this facility to refinance our CMBS investments previously financed through other facilities.  This facility had borrowings at a weighted average interest rate of 4.84% at June 30, 2008, as compared to 6.26% at December 31, 2007.  The borrowings are subject to 30-day settlement terms.

During the second quarter of 2008, although no formal notice was received, we were informed that advance rates on this facility will be lowered from 70% to 50% in the near future, which will result in a margin call of approximately $6.9 million.  We believe that it is also Bear Stearns’ intentions to have this facility repaid by September 30, 2008.

Management is currently pursuing financing alternatives for investments currently securing this facility and believes that the credit quality and cash flow performance of the underlying assets are not indicative of the declines in their fair values in recent quarters.  We feel that we will be able to locate an alternative financing vehicle for the securities; however, if we are unable to do so before this facility is terminated, we may be forced to sell these assets.

$55.9 million of our mortgage loans and all of our CMBS are pledged as collateral in connection with the Citigroup and Bear Stearns repurchase facilities (see Notes 2, 3 and 4).

Banc of America Facility

During 2007, we executed a repurchase agreement with Banc of America Securities, LLC (“Banc of America”) to provide financing for investments in mezzanine loans and subordinated notes.  There were no outstanding amounts on this facility as of either December 31, 2007 or June 30, 2008.  Advance rates on any future borrowings, which would be determined on an asset-by-asset basis, would be subject to 30-day settlement terms.  Interest rates on the borrowings would also be determined on an asset-by-asset basis.

NOTE 9 – Line of Credit – Related Party

During July 2008, our revolving credit facility with Centerline was amended to extend the maturity date to June 2009.  A forbearance agreement was also entered into with Centerline whereby Centerline agreed to forbear any remedies under the loan agreement and not call the outstanding balance of the loan provided interest payments remain current and provided that no lenders of debt on any other facility demand repayment due to default.  As a result of this agreement, we have agreed to be charged default interest rate of LIBOR plus 7.00%.  An additional 4.00% of interest over the contract rate of LIBOR plus 3.00% is compounded monthly retroactively to January 1, 2008, the initial event of default, and payable upon demand.  As a result, we have recorded an additional expense of $1.6 million due to default interest charged under the loan agreement.  During the forbearance period, no payment of preferred or common dividends is to be made to shareholders as long as this event of default exists, except to preserve our REIT status.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

At June 30, 2008, we had approximately $79.9 million in borrowings outstanding, bearing interest at a weighted average interest rate of 9.46%, compared to $77.7 million at a rate of 7.60% at December 31, 2007.  We are current in our interest payments on this line of credit as of the date of this filing.

We have covenant compliance requirements on our related party line of credit.  These covenants include:

•	minimum adjusted net worth;
•	liquidity;
•	debt service coverage;
•	recourse debt to adjusted net worth; and
•	minimum Adjusted Funds from Operations (“AFFO”).

As of December 31, 2007, we failed to meet the minimum adjusted net worth, the minimum AFFO and the debt service coverage requirements.  At June 30, 2008, we did not meet these requirements and we also failed to meet the recourse debt to adjusted net worth requirements, causing us to be in default of the loan agreement.  As mentioned above, we will not be called upon to repay this facility as a result of such defaults.

NOTE 10 – Derivative Instruments

Our derivative instruments are comprised of cash flow hedges of debt and free-standing derivatives related to investments.  While we carry derivative instruments in both categories at their estimated fair values on our condensed consolidated balance sheet, the changes in those fair values are recorded differently.  To the extent that the cash flow hedges are effectively hedging the associated debt, we record changes in their fair values as a component of other comprehensive income within shareholders’ equity.  If a cash flow hedge is ineffective, we include a portion of the change in its fair value in our condensed consolidated statements of operations.  With respect to the free-standing derivatives, we include the change in their fair value in our condensed consolidated statements of operations.

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

As of June 30, 2008, we had five interest rate swaps with an aggregate notional amount of $370.9 million, which will expire on dates ranging from March 2010 through September 2016.  At inception, we designated these swaps as cash flow hedges, with the hedged item being the interest payments on our variable-rate CDO notes payable and our subsidiary’s preferred shares (subject to mandatory repurchase).  On an ongoing basis, we assess whether the swap agreements are effective in offsetting changes in the cash flows of the hedged financing.  Amounts in accumulated other comprehensive income (as described above) will be reclassified into earnings in the same period during which the hedged forecasted transaction affects earnings.  An inherent risk of these swap agreements is the credit risk related to the counterparty’s ability to meet the terms of the contracts with us.

During July 2008, we terminated one of these swaps with a notional amount of $25.0 million that was hedging variable-rate interest payments on our subsidiary’s preferred shares (subject to mandatory repurchase).  As a result, we paid $0.7 million in termination costs, which remains in accumulated other comprehensive income and will be amortized over the remaining life of the terminated derivative agreement as long as it is probable that there will be interest payments made on variable-rate debt throughout this term.

In connection with the disposition and refinancing of certain assets (see Note 2), we terminated 31 cash flow hedges during 2007 and another 15 during the first quarter of 2008.  Termination costs of $1.6 million are recorded in “other losses” in 2008 due to changes to cash flows of forecasted transactions, and $1.5 million in unrealized losses remain in accumulated other comprehensive loss and will be amortized over the remaining lives of the terminated derivative agreements as long as it is probable that there will be interest payments made on variable-rate debt throughout this term.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For swap agreements that we do not plan to terminate, we estimate that $8.9 million of the net unrealized losses included in accumulated other comprehensive loss will be reclassified into interest expense within the next 12 months.

We are required to maintain a minimum balance of collateral with Bear Stearns in connection with these interest rate swaps.  From time to time, as market rates fluctuate, we may be called upon to post additional cash collateral.  These payments are held as deposits with Bear Stearns and will be used to settle the swap at its termination date if market rates fall below the fixed rates on the swaps.  At June 30, 2008, we had $1.0 million of deposits held by Bear Stearns included in restricted cash.

Free-Standing Derivatives Related to Investments

During the first quarter of 2008, we terminated two free-standing swaps and recorded termination costs of $1.0 million in “other losses”.

Financial Statement Impact

Net (loss) income included the following related to our interest rate hedges and free-standing derivatives:

(in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Included in interest expense:
Interest receipts	$--	$495	$3	$797
Interest payments	(2,528)	(99)	(3,760)	(234)
Ineffectiveness(1)	--	182	(131)	270
Subtotal	$(2,528)	$578	$(3,888)	$833
Included in other income (losses):
Loss on termination	$--	$--	$(2,640)	$--
Change in fair value	--	681	--	650
Subtotal	$--	$681	$(2,640)	$650
Net impact	$(2,528)	$1,259	$(6,528)	$1,483

(1)       Relates to one swap, which includes an embedded financing component that has caused and will continue to cause same ineffectiveness within the limits allowed by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to maintain hedge accounting.

NOTE 11 – Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consisted of the following:

(in thousands)	June 30, 2008	December 31, 2007

Accrued interest payable	$14,830	$13,917
Other (1)	1,543	1,847
Total	$16,373	$15,764
(1) Includes refundable deposits, collected during the due diligence period of a loan transaction, which are payable to other parties.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 – Fair Value Measurements

In September 2006, the FASB issued SFAS 157, which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements (emphasizing fair value as a market-based measurement).  To comply with the provisions of SFAS 157, we incorporate credit value adjustments, where appropriate, to reflect both our own non-performance risk and the respective counterparty’s non-performance risk in the fair value measurements.  The adoption of SFAS 157 as of January 1, 2008 resulted in a $0.8 million reduction in the fair value of interest rate derivatives which we recorded as a component of other comprehensive loss.

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

The following tables present the information about our financial assets and liabilities measured at fair value on a recurring or non-recurring basis as of June 30, 2008, and indicate the fair value hierarchy of the valuation techniques we utilize to determine such fair value:

(dollars in thousands)	Level 1	Level 2	Level 3	Balance as of June 30, 2008
Measured on a recurring basis
Assets
Available-for-sale investments:
CMBS	$--	$--	$43,013	$43,013
Mortgage revenue bonds	--	--	4,743	4,743
Total assets	$--	$--	$47,756	$47,756

Liabilities
Interest rate derivatives	$--	$20,358	$--	$20,358
Total liabilities	$--	$20,358	$--	$20,358
Measured on a non-recurring basis
Assets
Mortgage loans receivable – held-for-investment-impaired(1)	$--	$32,653	$--	$32,653
Mortgage loans receivable – held-for-sale	--	7,668	--	7,668
Total assets	$--	$40,321	$--	$40,321
(1) We recorded impairment charges for four loans in this group during the first half of 2008 as described in Note 3. No other loans had further impairments during 2008.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Mortgage loans receivable:
We carry our mortgage loans receivable – held for sale at the lower of cost or fair market value.  When a loan is classified as held-for-sale or when a loan is deemed impaired, we write the loan down to its fair value, which becomes its new cost basis.  We measure the fair market value of a loan using the observable market price for sales of similar assets or the market value of the loan’s collateral if the loan is collateral-dependent.  Market prices are determined by using a combination of updated appraised values and broker quotes or services supplying market and sales data in various geographical locations where the collateral is located.

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

The following table presents additional information about assets measured at fair value on a recurring basis and for which we utilized Level 3 inputs to determine fair value:

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	Fair Value Measurements Using Significant Unobservable Inputs (Level 3)
(dollars in thousands)	CMBS		Mortgage Revenue Bonds	Total

Balance at January 1, 2008	$69,269		$4,879	$74,148
Total gains or losses (realized/unrealized):
Included in earnings	(25,454	)(1)	--	(25,454)
Included in other comprehensive income	--		(52)	(52)
Amortization of costs and fees	152		(44)	108
Purchases, issuances and settlements	--		--	--
Transfers in and/of out of Level 3	--		--	--
Balance at March 31, 2008	43,967		4,783	48,750
Total losses (realized/unrealized):
Included in earnings	(1,095	)(1)	--	(1,095)
Included in other comprehensive loss	--		6	6
Amortization of costs and fees	141		(46)	95
Purchases, issuances and settlements	--		--	--
Transfers in and/of out of Level 3	--		--	--
Balance at June 30, 2008	$43,013		$4,743	$47,756

The amount of total losses for the period included in earnings attributable to the change in unrealized losses relating to assets still held at the reporting date	$(26,549	)(1)	$--	$(26,549)
(1) Recorded as impairment charges in the condensed consolidated statement of operations.

Both observable and unobservable inputs may be used to determine the fair value of positions that we classified within the Level 3 category.  As a result, the unrealized losses for assets within the Level 3 category presented in the table above may include changes in fair value that were attributable to both observable (e.g., changes in market interest rates) and unobservable (e.g., historical company experience) inputs.

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

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 – Comprehensive (Loss) Income

Comprehensive (loss) income for the six months ended June 30, 2008 and 2007 was as follows:

	Six Months Ended June 30,
(in thousands)	2008	2007
Net (loss) income	$(33,832)	$8,641
Net unrealized gain on derivative instruments	1,421	12,217
Amortization related to termination of derivative instruments	222	--
Net unrealized holding loss on investments	(26,595)	(5,294)
Reclassification adjustment for impairment loss on investments	26,549	--
Comprehensive (loss) income	$(32,235)	$15,564

NOTE 15 – Earnings per Share (“EPS”)

Diluted earnings per share is calculated using the weighted average number of shares outstanding during the period plus the additional dilutive effect of common share equivalents.  The dilutive effect of outstanding share options is calculated using the treasury stock method.  The dilutive effect of the Preferred Shares is calculated on the if-converted method.  For the six months ended June 30, 2008, the effect of the assumed conversion of our Preferred Shares is not included, as the effect would be antidilutive.  The effect of outstanding share options are not included in any period presented as the exercise price exceeded the average market price of our common shares.

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except per share amounts)	2008	2007	2008	2007

Numerator:
(Loss) income from continuing operations	$(4,856)	$3,477	$(33,832)	$5,110
Preferred dividends	(308)	--	(616)	--
Net (loss) income for EPS calculations	$(5,164)	$3,477	$(34,448)	$5,110
Denominator:
Weighted average shares outstanding (basic and diluted)	8,445	8,403	8,439	8,402
Calculation of EPS (basic and diluted):

(Loss) income as computed above	$(5,164)	$3,477	$(34,448)	$5,110
Weighted average shares outstanding	8,445	8,403	8,439	8,402
(Loss) income per share	$(0.61)	$0.41	$(4.08)	$0.61

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 16 – Related Party Transactions

The following summarizes all costs paid or payable to our Advisor and its affiliates:

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2008	2007	2008	2007
Fees to Advisor and affiliates:
Shared services expenses	$248	$338	$662	$793
Asset management fees	199	435	429	819
Servicing fees	93	145	183	274
Total fees to Advisor and affiliates	$540	$918	$1,274	$1,886
Other costs:
Interest on related party line of credit	$2,747	$805	$3,987	$902

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

Effective December 31, 2007, the following amendments were made to the Advisory Agreement:

•
For the purposes of calculating the asset management fee, the definition of Company Equity was modified to exclude unrealized losses recognized in earnings that result from changes in market values of securities classified as available-for-sale; and

•
Expense reimbursements are to be payable to the Advisor in the form of a quarterly flat-fee of $0.4 million based on the projected costs of the Advisor for providing services to us.  Prior to the amendment, these fees were paid based on a complex allocation provided by the Advisor.

Servicing Fees

We pay Centerline Servicing Inc. (“CSI”), a subsidiary of Centerline, a fee for servicing and special servicing our mortgage loans and other investments equal to the Advisor’s actual costs of performing such services but not less than 0.08% per year of the principal balance of the related mortgage loan or other investment.

Other Related Party Transactions

At June 30, 2008, we had six mortgage loans receivable with carrying amounts aggregating $143.3 million secured by properties developed by a company partly owned by the chairman of Centerline.  These transactions were approved by the independent members of our board of trustees and, in the opinion of management, the terms were consistent with independent third-party transactions.

We have a revolving credit facility with Centerline with a borrowing capacity of $80.0 million.  The maturity date of the facility is June 2009 (see Note 9 regarding terms and the impact of our default).  At June 30, 2008, and December 31, 2007, we had $79.9 million and $77.7 million, respectively, in borrowings outstanding, bearing interest at a rate of 9.46% and 7.60%, respectively.

 AMERICAN MORTGAGE ACCEPTANCE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

During March 2007, we sold our economic interest in the Concord properties to Centerline Real Estate Special Situations Mortgage Fund, LLC, a related party (“CRESS”) (see Note 5).

During the first quarter of 2008, we sold 11 mortgage loans to CRESS, for total proceeds of $55.0 million (see Note 3).  In the opinion of our Advisor and CRESS’s advisory committee, the terms of this transaction are consistent with those of transactions with independent third parties.

During April 2008, in order to meet margin requirements, we borrowed $4.0 million from Related Special Assets LLC, a related party at an interest rate of 8.74%.  The note was due to mature on May 19, 2008; however, we subsequently repaid the note with proceeds received from the repayment of one first mortgage loan during April 2008.

NOTE 17 – Commitments and Contingencies

Guarantees

In June and October of 2000, in accordance with a loan program with Fannie Mae, under which we agreed to guarantee a first-loss position on certain loans, we originated two loans totaling $3.3 million.  In September 2003, we transferred and assigned all of our obligations with respect to these two loans to Centerline Mortgage Capital, Inc. (“CMC”), a subsidiary of Centerline.  Pursuant to the agreement with CMC, Centerline guaranteed CMC’s obligations, and we agreed to indemnify both CMC and Centerline for any losses incurred in exchange for retaining all fees that we were otherwise entitled to receive from Fannie Mae under the program.  The maximum exposure at June 30, 2008, was $3.1 million, although we expect that we will not be called upon to fund these guarantees.

During 2003, we discontinued our loan program with Fannie Mae and will issue no further guarantees pursuant to such program.

We monitor the status of the underlying properties and evaluate our exposure under the guarantees.  To date, we have concluded that no accrual for probable losses is required under SFAS No. 5, Accounting for Contingencies.

NOTE 18 – Subsequent Events

During July 2008, our Advisory Agreement was amended effective December 31, 2007 (see Note 16) and our related party line of credit with Centerline was amended effective June 30, 2008, to extend the maturity date to June 30, 2009.  We also entered into a forbearance agreement in connection with an event of default under the original loan agreement (see Notes 2 and 9).

Effective June 30, 2008, James L. Duggins, our chief executive officer retired.  Donald J. Meyer has been appointed his replacement.

During July 2008, we terminated one interest rate swap that was hedging interest payments on our subsidiary’s preferred shares (subject to mandatory repurchase) (see Note 10).

During August 2008, one mortgage loan receivable with a carrying amount of $23.4 million was repaid at a discount.  $23.0 million was received and $0.4 million was recorded as an impairment charge at June 30, 2008.

For the period from July 1, 2008 through August 7, 2008, we paid $3.5 million due to margin calls on our repurchase facilities.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Beginning in 2007 and throughout 2008, developments in the market for many types of mortgage products (including mortgage-backed securities) have resulted in reduced liquidity for these assets.  Widening credit spreads have led to reduced values and the inability to find adequate financing for these assets.  This has resulted in an overall reduction in liquidity across the credit spectrum of mortgage products, presenting us with financing and liquidity challenges.  As a result, we decided to temporarily suspend investment activity in the latter half of 2007 and began selling assets to meet liquidity requirements.  The non-comparable gains and losses from those asset sales and the changes in our investment portfolio are detailed in the following sections of this discussion.

Factors Affecting Comparability

During March 2007, we sold our economic interest in the Concord portfolio, resulting in a gain of $3.6 million.  This amount is recorded in discontinued operations along with rental income, property operations, mortgage interest and depreciation for the period up to the sale.

During 2008 and at December 31, 2007, as a result of the market conditions and our liquidity issues referred to above, we reclassified certain unrealized losses resulting from declines in market values on our CMBS investments previously recorded in accumulated other comprehensive income to a reduction of earnings in our condensed consolidated statements of operations.  We have also recorded impairment of several mortgage loans due to declining operating performance of the underlying properties or because we do not expect to recover the full principal amount upon sale or repayment.

During the second half of 2007 and the beginning of 2008, we terminated a significant number of derivative instruments, resulting in termination costs recorded in other income.

Investment Activity

During the three and six months ended June 30, 2008 and 2007, we originated the following investments:

	Three months ended June 30, 2008 (1)		Three months ended June 30, 2007
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Mortgage loans receivable	$--	--%	$141,711	8.15%
CMBS	--	--	115,301	5.93
Total	$--	--%	$257,012	7.15%

	Six months ended June 30, 2008 (1)		Six months ended June 30, 2007
(dollars in thousands)	Amount	Weighted Average Interest Rate	Amount	Weighted Average Interest Rate

Mortgage loans receivable	$--	--%	$244,874	7.98%
CMBS	--	--	115,301	5.93
CDO securities	--	--	10,083	9.00
Total	$--	--%	$370,258	7.36%
(1) During the three and six months ended June 30, 2008 we had no origination activity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Sales of Investments

During the six months ended June 30, 2008, we sold 11 mortgage loans with an aggregate carrying amount of $55.0 million and a weighted average interest rate of 7.61%, resulting in realized losses of $3.1 million.  There were no sales of assets during the comparable 2007 period.

Results of Operations

The following is a summary of our operations:

	Three Months Ended June 30,			Six Months Ended June 30,
(dollars in thousands)	2008	2007	Change	2008	2007	Change
Total revenues	$9,811	$15,312	(35.9)%	$20,495	$27,813	(26.3)%
Total expenses	15,162	12,853	18.0	52,143	23,690	120.1
Total other income (losses)	495	1,018	(51.4)	(2,184)	987	(321.3)
Income from discontinued operations	--	--	--	--	3,531	(100.0)
Net (loss) income	$(4,856)	$3,477	(239.7)%	$(33,832)	$8,641	(491.5)%

The decline in our revenues during the three and six months ended June 30, 2008, as compared to the same periods in 2007, resulted primarily from the sale of assets during the latter half of 2007 and the first quarter of 2008 as a result of current market conditions and liquidity issues.

Expenses increased during the three and six months ended June 30, 2008, as compared to the same period in 2007, particularly due to impairment of CMBS investments and several mortgage loans during the first half of 2008.  There were no such impairments during comparable 2007 periods.  Partially offsetting these impairment charges are decreased financing costs as a result of decreased leverage resulting from the sales of assets mentioned above and lower asset management fees.

Other income (loss) decreased for the three and six months ended June 30, 2008, as compared to the same periods in 2007, primarily due to other income recognized during 2007 as a result of the changes in market values of certain free standing derivatives. There were no such derivatives at June 30, 2008.  The balance for the six months ended June 30, 2008 also includes losses recognized as a result of certain derivatives terminated during the first quarter of 2008.

Income from discontinued operations for the six months ended June 30, 2007 includes operations from real estate owned that was sold during 2007 and a gain from that sale.

Management’s Discussion and Analysis ofs
Financial Condition and Results of Operations
(continued)

Revenues

	Three Months Ended June 30,		Change from Prior Period	% of 2008 Total Revenues	% of 2007 Total Revenues
(dollars in thousands)	2008	2007
Interest income:
Mortgage loans	$7,806	$12,712	(38.6)%	79.6%	83.0%
CMBS	1,686	862	95.6	17.2	5.6
Mortgage revenue bonds	101	105	(3.8)	1.0	0.7
Temporary investments	215	89	141.6	2.2	0.6
Debt securities	--	1,208	(100.0)	--	7.9
CDO securities	--	183	(100.0)	--	1.2
Subtotal	9,808	15,159	35.3	100.0	99.0
Other revenues	3	153	(98.0)	--	1.0
Total revenues	$9,811	$15,312	(35.9)%	100.0%	100.0%

	Six Months Ended June 30,		Change from Prior Period	% of 2008 Total Revenues	% of 2007 Total Revenues
(dollars in thousands)	2008	2007
Interest income:
Mortgage loans	$16,360	$22,928	(28.6)%	79.8%	82.4%
CMBS	3,391	862	293.4	16.6	3.1
Mortgage revenue bonds	203	211	(3.8)	1.0	0.8
Temporary investments	460	259	77.6	2.2	0.9
Debt securities	--	2,435	(100.0)	--	8.8
CDO securities	--	190	(100.0)	--	0.7
Subtotal	20,414	26,885	(24.1)	99.6	96.7
Other revenues:
Participation income	--	699	(100.0)	--	2.5
Other	81	229	(64.6)	0.4	0.8
Subtotal	81	928	(91.3)	0.4	3.3
Total revenues	$20,495	$27,813	(26.3)%	100.0%	100.0%

At June 30, we had the following investments (exclusive of temporary investments):

	2008			2007
(dollars in thousands)	Carrying Amount	% of Total	Weighted Average Interest Rate	Carrying Amount	% of Total	Weighted Average Interest Rate
Mortgage loans receivable	$464,822	90.7%	6.89%	$727,675	78.7%	6.28%
CMBS	43,013	8.4	5.23	103,559	11.2	5.93
Mortgage revenue bonds	4,743	0.9	8.70	4,888	0.5	8.70
Debt securities	--	--	--	78,347	8.5	6.49
CDO securities	--	--	--	9,822	1.1	9.00
Total	$512,578	100.0%	6.76%	$924,291	100.0%	6.30%

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Interest income from mortgage loans decreased significantly for the three and six months ended June 30, 2008 as compared to 2007, primarily due to the sale of first mortgage loans, bridge notes, mezzanine loans and subordinated notes towards the latter half of 2007 and in the first quarter of 2008.

Interest income from CMBS increased during the three and six months ended June 30, 2008 due to the purchase of a portion of various classes of CMBS investments occurring during the second and third quarters of 2007.

Interest income from temporary investments increased for the 2008 periods, as compared to 2007, primarily due to interest earned on restricted cash balances held with custodians.

Interest income from debt (Government National Mortgage Association and Federal National Mortgage Association) securities decreased for the three and six months ended June 30, 2008, due to the sale of our debt security portfolio in November of 2007.

Participation income decreased for the six months ended June 30, 2008, as compared to 2007, due to a one-time payment received pursuant to a participating arrangement for a mortgage loan that was repaid in the first quarter of 2007.  There were no such fees received during 2008.

Other revenues decreased for the three and six months ended June 30, 2008, as compared to 2007, due to certain fees received in 2007 relating to prepayment penalties and commitments for which we received no comparable amounts in the 2008 periods.

Expenses

(dollars in thousands)	Three Months Ended June 30,		% Change from Prior Period	% of Total 2008 Revenues	% of Total 2007 Revenues
	2008	2007
Interest	$8,808	$10,633	(17.2)%	89.8%	69.4%
Interest – distributions to preferred shareholders	547	554	(1.3)	5.6	3.6
General and administrative	593	542	9.4	6.0	3.5
Fees to Advisor and affiliates	540	918	(41.2)	5.5	6.0
Impairment of investments	4,470	--	100.0	45.6	--
Amortization and other	204	206	(1.0)	2.1	1.3
Total expenses	$15,162	$12,853	18.0%	154.6%	83.8%

(dollars in thousands)	Six Months Ended June 30,		% Change from Prior Period	% of Total 2008 Revenues	% of Total 2007 Revenues
	2008	2007
Interest	$16,805	$19,128	(12.1)%	82.0%	68.8%
Interest – distributions to preferred shareholders	1,095	1,123	(2.5)	5.3	4.0
General and administrative	1,555	1,147	35.6	7.6	4.1
Fees to Advisor and affiliates	1,274	1,886	(32.4)	6.2	6.8
Impairment of investments	30,968	--	100.0	151.1	--
Amortization and other	446	406	9.9	2.2	1.5
Total expenses	$52,143	$23,690	120.1%	254.4%	85.2%

Interest expense decreased for the three and six months ended June 30, 2008, as compared to 2007, primarily due to the repayments on our repurchase facilities due to margin calls and our warehouse facility due to its termination in 2007, offset by default interest charges on our related party line of credit.  Information related to our debt is as follows:

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

	Three Months Ended June 30,			Six Months Ended June 30,
	2008		2007	2008		2007
Average outstanding	$540,182		$814,735	$550,070		$726,950
Weighted average interest rate (including effect of interest rate swaps)	6.84	%(1)	5.49%	6.43	%(1)	5.57%
Average notional amount of interest rate swaps	$371,189		$607,572	$371,251		$582,723
Weighted average fixed rate of interest rate swaps	5.38%		5.18%	5.38%		5.18%
(1) Includes default interest charged on our related party line of credit.

General and administrative expenses increased for the three and six months ended June 30, 2008, as compared to 2007 due to costs of $0.7 million incurred in the second half of 2007 and beginning of 2008 related to consulting work performed to analyze strategic investment alternatives for the Company.  These increases were partially offset by fewer legal costs incurred during 2008 (as costs in 2007 were related to increased work on specially serviced assets) and decreased insurance costs.

Fees to Advisor and affiliates decreased for the 2008 periods, as compared to 2007, due to lower asset management fees paid to our Advisor during the first and second quarters of 2008, as a result of lower equity balances, the base on which the fees are calculated.

Impairment of investments during 2008 relates to charges for four mortgage loans in our specially serviced portfolio due to deteriorating operating performance, one mortgage loan that was repaid at a discount and from declines in market values of our available-for-sale CMBS investments.  As the current credit environment may impede our ability to hold the CMBS investments until recovery, the declines in fair value are considered other-than-temporary impairment.  We categorize CMBS investments as “level 3” investments as described in Note 12 of our condensed consolidated financial statements.

Other Income (Losses)

(dollars in thousands)	Three Months Ended June 30,		% Change from Prior Period	% of Total 2008 Revenues	% of Total 2007 Revenues
	2008	2007
Gain on sale of investments	$495	$337	46.9%	5.1%	2.2%
Change in fair value and loss on termination of derivative instruments	--	681	(100.0)	--	4.4
Total other income	$495	$1,018	(51.4)%	5.1%	6.6%

(dollars in thousands)	Six Months Ended June 30,		% Change from Prior Period	% of Total 2008 Revenues	% of Total 2007 Revenues
	2008	2007
Gain on sale of investments	$456	$337	35.3%	2.2%	1.2%
Change in fair value and loss on termination of derivative instruments	(2,640)	650	(506.2)	(12.9)	2.3
Total other (losses) income	$(2,184)	$987	(321.3)%	(10.7)%	3.5%

During 2007 and 2008, we received funds related to the sale of our investment in ARCap in 2006 from escrow balances that were set up and to be released upon completion of certain events.  The amount received in 2008 was the final one to be received from the sale.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

During 2008, we terminated certain swap contracts resulting in $2.6 million of charges recorded in “other losses” in 2008.  The balance in 2007 relates to the change in the fair value of free-standing derivatives.

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

The following table reconciles net (loss) income to FFO for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
(dollars in thousands)	2008	2007	2008	2007
Net (loss) income	$(4,856)	$3,477	$(33,832)	$8,641
Add back: depreciation of real property (1)	--	--	--	336
Less: gain on sale of real property (1)	--	--	--	(3,611)
FFO	$(4,856)	$3,477	$(33,832)	$5,366
Cash flows from:
Operating activities	$1,598	$3,309	$1,971	$4,938
Investing activities	$8,748	$(186,282)	$73,249	$(270,610)
Financing activities	$(6,884)	$175,298	$(70,361)	$264,952
Weighted average shares outstanding:
Basic and diluted	8,445	8,403	8,439	8,402

(1) Related to properties sold during 2007 and included in discontinued operations in our condensed consolidated statements of operations.

Liquidity and Capital Resources

Market Factors

Beginning in 2007 and throughout 2008, developments in the market for many types of commercial mortgage products have resulted in reduced liquidity for these types of financial assets.  Widening credit spreads have led to reduced values and the inability to find adequate financing for these assets.  This has resulted in an overall reduction in liquidity across the credit spectrum of commercial mortgage products.  Because of this we have suspended most investment activity, decided not to pursue a second CDO securitization and stopped making distributions to shareholders.  We also agreed to terminate a repurchase facility used to finance our investment activity prior to securitization (see “Repurchase Facilities” discussion below).  As a result, we are currently in negotiations with Citigroup to provide a new credit line that would replace this facility and would enable us to repay the amounts outstanding over time.

In August of 2008, one mortgage loan receivable was repaid at a discount, which generated $23.0 million of cash for us to repay debt obligations.  As market conditions fluctuate, we will continue to evaluate additional strategies that could require us to sell assets or allow accelerated repayments and extinguish any related debt obligations that are secured by these assets.  By repaying most of our debt obligations, we believe we can regain adequate financing and stabilize our liquidity for our operating cash needs.  However, factors outside of our control, such as the continuing uncertainty of the credit markets, could further restrict our liquidity.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Due to a decline in advance rates on one of our repurchase facilities, we expect a margin call of $6.9 million in the third quarter of 2008.  Should we need to pay such an amount, we expect that we may sell assets or transfer assets into our CDO to generate cash needed.  Absent further margin calls and further deterioration of the credit markets, we expect that cash generated through sales of assets that collateralize our debt obligations and interest receipts from our remaining investments will be sufficient to meet our needs for short-term liquidity and to pay all expenses.  In order to qualify as a REIT under the Code, we must, among other things, distribute at least 90% of our taxable income (see Note 13 to our condensed consolidated financial statements).  We believe that we are in compliance with the REIT-related provisions of the Code.

Sources of Funds

As of June 30, 2008, our sources of funds consisted of repurchase facilities and a related party line of credit.  We had $0.1 million available to borrow from our related party line of credit, subject to Centerline’s approval (see “Related Party Line of Credit” below).

Repurchase Facilities

Under our repurchase agreements, we are subject to margin calls.  Margin calls result from a decline in the value of our investments collateralizing our repurchase agreements, generally due to changes in the estimated fair value of such investments or reductions in advance rates.  This could result from changes in market interest rates and credit spreads or other market factors.  To cover a margin call, we may pledge additional securities or sell additional assets to repay borrowings.

For the six months ended June 30, 2008, there were net cash payments of $20.1 million due to margin calls/margin receipts on our repurchase facilities.  Should market interest rates and credit spreads continue to increase wider, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy.  The sources mentioned above may not be sufficient to meet our obligations, including margin calls, as they are due.  As a result, further margin calls may result in additional asset sales.

At June 30, 2008, the following repurchase facilities were in place, categorized by lending institution:

•	Citigroup Facility

During December 2006, we executed a repurchase agreement with Citigroup for the purpose of funding investment activity for a planned CDO securitization.  In October 2007, for the reasons mentioned above, we decided not to pursue that CDO securitization.  In connection with that determination, we entered into an agreement to terminate this repurchase facility and we are currently in negotiations with Citigroup to provide a new credit line that would replace this facility and would enable us to repay the amounts outstanding over time (see Notes 2 and 8 to our condensed consolidated financial statements).

At June 30, 2008, advance rates on the borrowings remaining on this facility, range from 80% to 90% of collateral value.  Interest on the borrowings, which ranges from 30-day LIBOR plus 0.60% to 30-day LIBOR plus 1.25%, was also determined on an asset-by-asset basis.  At June 30, 2008, we had $37.0 million of borrowings outstanding under this facility (partially collateralized by $17.3 million of cash held in escrow at Citigroup) at a weighted average interest rate of 4.96%.

•	Bear Stearns Facility

During 2007, we executed a repurchase agreement with Bear Stearns for the purpose of financing our investment activity.  At June 30, 2008, advance rates on borrowings from this facility were at 70% of the collateral value, and interest on the borrowings ranged from 30-day LIBOR plus 1.00% to 30-day LIBOR plus 2.00%, as determined on an asset-by-asset basis.  The borrowings are subject to 30-day settlement terms.  At June 30, 2008, we had $34.9 million of borrowings outstanding under this facility at a weighted average interest rate of 4.84% (see Note 8 to our condensed consolidated financial statements).

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Subsequent to June 30, 2008, we were informed that Bear Stearns will reduce the advance rates of this facility to 50% at some point in the near future.  This reduction in advance rates would result in a $6.9 million margin call.  We believe that it is also Bear Stearns’ intentions to have this facility repaid by September 30, 2008.  (See also Liquidity Requirements after June 30, 2008 below.)

•	Banc of America Facility

During the third quarter of 2007, we executed a repurchase agreement with Banc of America to provide financing for investments in mezzanine loans and subordinated notes.  There were no outstanding amounts on this facility as of June 30, 2008.  Advance rates on borrowings, which would be determined on an asset-by-asset basis, would be subject to 30-day settlement terms.  Interest rates on the borrowings would be based on 30-day LIBOR and would also be determined on an asset-by-asset basis.  See Liquidity Requirements after June 30, 2008 below.

For information regarding the amount of borrowings and the amounts of hedged debt on our repurchase facilities secured by our investments, see Note 2 to the condensed consolidated financial statements.

Related Party Line of Credit

We finance our remaining investing and operating activity primarily through borrowings from an $80 million credit facility we maintain with Centerline, which was amended in July 2008 to extend the maturity date to June 2009.  As of June 30, 2008, the amount outstanding was $79.9 million with an interest rate of 9.46%.

We have covenant compliance requirements on our related party line of credit.  As of June 30, 2008, we failed to meet certain of these requirements, causing us to be in default of the loan agreement.  As a result, we are being charged interest at a default interest rate of LIBOR plus 7.00%.

We have also entered into a forbearance agreement with Centerline whereby Centerline agreed to forbear from instituting any remedies under the loan documents and will not call the outstanding balance on the loan due to the defaults arising from the failed covenant requirements, provided interest payments remain current and that no lenders of debt on any other facility demand repayment due to default.

During the forbearance period, no payment of preferred or common dividends is to be made to shareholders as long as this event of default exists, except to preserve our REIT status.

Other Financing

During 2005, we issued $25.0 million of variable-rate preferred securities through a wholly-owned subsidiary.  At June 30, 2008, the weighted average interest rate was 8.72%, including the effect of interest rate hedges and 6.45%, excluding the effect of these hedges, which were terminated in July 2008.

In order to preserve cash, during the second quarter of 2008, we elected to defer distributions on these securities.  Because distributions are cumulative, we have accrued the required amounts.  Distributions of these securities can be deferred for up to 20 quarters.

In 2006, we executed a CDO securitization.  At June 30, 2008, we had outstanding CDO securitization certificates totaling $362.0 million at a weighted average rate of 5.21%, including the effect of interest rate hedges.

We have capacity to raise $153.0 million of additional funds by issuing either common or preferred shares pursuant to a shelf registration statement filed with the SEC. If market conditions warrant, we may seek to raise additional funds for investment through further offerings, although it is unlikely we will be able to access the capital markets given current market conditions.

 Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Summary of Cash Flows

	Six Months Ended June 30,
(in thousands)	2008	2007	Dollar Change	Percent Change
Cash flows provided by (used in):
Operating activities	$1,971	$4,938	$(2,967)	(60.1)%
Investing activities	73,249	(270,610)	343,859	(127.1)
Financing activities	(70,361)	264,952	(335,313)	(126.6)
Net increase (decrease) in cash and cash equivalents	$4,859	$(720)	$5,579	(774.9)%

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

The decrease in net cash from financing activities can be attributed to a significant amount of repayments made on our repurchase facilities and payments made to terminate certain swap contracts during 2008.  The amount in 2007 related to the higher level of investing activity in that period.

Liquidity Requirements after June 30, 2008

For the period from July 1, 2008 through August 7, 2008, we paid $3.5 million due to margin calls on our repurchase facilities.

Although no formal notice was received, we were informed that the advance rates on our Bear Stearns facility will be reduced from 70% to 50% at some point in the near future, which would result in a margin call of $6.9 million.  We also believe that we may be called upon to repay this facility by September 30, 2008.  We are currently pursuing strategic and financing alternatives that would allow us to pay this margin call when it comes due or refinance the assets that secure this facility.  If we are unable to do so, we may be forced to sell the related assets.

As we sell or refinance assets pledged as collateral for our Citigroup repurchase facility (see Sources of Funds - Repurchase Facilities above), we may, with the approval of Centerline, draw upon our related party line of credit, if available, or seek alternative sources of funds to cover any difference between the outstanding balance of that facility and the proceeds of assets sold or refinanced.

Absent significant additional margin calls, we expect that cash generated from normal operations, principally interest from our investments, will meet our short-term operating needs.  Market conditions have continued to deteriorate in 2008, causing us to fund additional margin requirements with our repurchase facility lenders.  If market conditions become worse, we may be called upon to fund more.  While these margin requirements cannot be quantified at this time, we may not generate enough cash from operations or have adequate availability under our existing debt facilities to cover these requirements, and we may need to arrange alternative sources of financing or sell additional assets that could result in additional losses to satisfy these cash needs.

Fair Value Disclosures

In January 2008, we adopted SFAS 157 which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  We have categorized our assets and liabilities recorded at fair value based upon the fair value hierarchy, specified by SFAS 157, and specifically our CMBS investments as “Level 3” investments.  These investments are publicly and privately traded bond issues backed by pools of commercial real estate mortgages.  These securities are rated by nationally recognized rating agencies.  There have been no downgrades to these ratings for the quarter ended June 30, 2008 (see Note 4 of our condensed consolidated financial statements for more information regarding the CMBS investments and their ratings).

During 2008, we recognized $26.5 million of impairments resulting from declines in market values of these “Level 3” investments.  See “Results of Operations” above.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Provided below is the percentage of “Level 3” assets as compared to total assets measured at fair value.  We had no Level 3 financial liabilities for the periods presented.

(in thousands)	June 30, 2008	December 31, 2007
Level 3 assets held for our own account (Note 12):
Available-for-sale investments:
CMBS	$43,013	$69,269
Mortgage revenue bonds	4,743	4,879
Total Level 3 assets	$47,756	$74,148
Level 3 assets as a percentage of total fair value assets	73.4%	50.0%

The primary decrease in Level 3 assets relates to CMBS.  These assets decreased principally due to the continuing decline in marks provided by certain dealers who make a market in these financial instruments.

For additional information, including a discussion of the related valuation techniques for Level 3 assets, see Note 12 to the condensed consolidated financial statements.

Other Matters

We are not aware of any trends or events, commitments or uncertainties, not otherwise disclosed, that will or are likely to impact liquidity in a material way.

Dividends

The following table outlines our total dividends and return of capital amounts, determined in accordance with GAAP, for the six months ended June 30:

(in thousands)	2008	2007
Total preferred dividends(1)	$616	$--
Total common dividends	$--	$3,782
Return of capital:
Amount	$616	$--
Per preferred share	$0.91	$--
Percent of total dividends	100.0%	--%
(1) Includes accrual of second quarter 2008 dividends that have been deferred.

In order to preserve cash, during the second quarter of 2008, we elected to defer distributions on our Preferred Shares.  Because distributions are cumulative, we have accrued for the required amounts.  If distributions on these shares are deferred more than six quarters, the Preferred Shareholders can exercise certain rights under the offering agreement that would allow them to appoint two members to our board of trustees.

Commitments, Contingencies and Off-Balance Sheet Arrangements

See Note 17 to our condensed consolidated financial statements for a summary of our guarantees and commitments and contingencies.

We have no unconsolidated subsidiaries, special purpose off-balance sheet financing entities, or other off-balance sheet arrangements.

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

Contractual Obligations

In conducting business, we enter into various contractual obligations. Details of these obligations, including expected settlement periods, are contained below.

	Payments Due by Period
(in thousands)	Total	Less than 1 Year	1 – 3 Years	3 – 5 Years	More than 5 Years
Debt:
CDO notes payable (1)(2)	$362,000	$--	$--	$--	$362,000
Repurchase facilities (1)(2)(3)	71,939	71,939	--	--	--
Line of credit – related party (1)(2)	79,877	79,877	--	--	--
Preferred shares of subsidiary (subject to mandatory repurchase) (1)(2)	25,000	--	--	--	25,000

Funding Commitments:
Future funding loan commitments	18	18	--	--	--
Total	$538,834	$151,834	$--	$--	$387,000

(1)     The amounts included in each category reflect the current expiration, reset or renewal date of each facility or security certificate. Management believes we have the ability and the intent, to renew, refinance or remarket the borrowings beyond their current due dates.
(2)      Includes principal amounts only.  At June 30, 2008, the weighted average interest rate on our debt was 4.35%.
(3)      $37.0 million of this debt is related to a repurchase facility that was due to expire in 2007, but was extended in 2008.  See discussion in Sources of Funds - Repurchase Facilities above.

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

Management’s Discussion and Analysis of
Financial Condition and Results of Operations
(continued)

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

Various financial vehicles exist which would allow our management to mitigate the impact of interest rate fluctuations on our cash flows and earnings. We enter into certain hedging transactions to protect our positions from interest rate fluctuations and other changes in market conditions, including interest rate swaps.  Interest rate swaps are entered into in order to hedge against increases in floating rates on our repurchase facilities.

Based on the $538.8 million of borrowings outstanding at June 30, 2008, of which $167.9 million was unhedged, a 1% change in LIBOR would impact our annual net income and cash flows by $1.0 million, including the impact on variable-rate assets.  In addition, a change in LIBOR could also impede the collections of interest on our variable-rate loans, as there might not be sufficient cash flow at the properties securing such loans to pay the increased debt service. Because the value of our debt securities fluctuates with changes in interest rates, rate fluctuations will also affect the market value of our net assets.

Credit Spread and Margin Risk

Credit spreads measure the yield demanded on loans and securities by the market based on their credit relative to U.S. Treasuries or swap rates, for fixed-rate credit, or LIBOR, for floating rate credit.  Our fixed-rate loans and securities are valued based on a market credit spread over the rate payable on fixed-rate U.S. Treasuries of like maturity or swap rates.  Our variable-rate investments are valued based on a market credit spread over LIBOR.  Excessive supply of such loans and securities combined with reduced demand will generally cause the market to require a higher yield on such loans and securities, resulting in the use of higher (or “wider”) spread over the benchmark rate to value them.

Widening credit spreads would result in higher yields being required by the marketplace on loans and securities.  This widening would reduce the value of the loans and securities we hold at the time because higher required yields result in lower prices on existing securities in order to adjust their yields upward to meet the market.

As of June 30, 2008, a 1.0% movement in credit spreads would decrease the book value of the applicable assets by approximately 4.2%.  Under the terms of our repurchase agreements, when the estimated fair value of the existing collateral declines, the lenders may demand additional collateral or repayment of debt (i.e., a margin call).  This could result from changes in market interest rates and credit spreads or other market factors.

Should market interest rates and/or credit spreads on our investments continue to increase, margin calls on our repurchase agreements could substantially increase, causing an adverse change in our liquidity position and strategy.  The cash flow from operations may not be sufficient to meet our obligations, including margin calls, as they come due; as a result, further margin calls may result in additional asset sales.

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

(b)	Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2008, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The company held its annual meeting of shareholders on June 11, 2008.  The common shareholders elected Jeff T. Blau, James L. Duggins, George P. Jahn, Harry Levine, Scott M. Mannes, Stanley R. Perla and Marc D. Schnitzer as trustees for one-year terms which will expire in 2009.  Common shares of beneficial interest were voted as follows:

		Trustee nominee	For	Abstain/withheld
		Jeff T. Blau	6,480,639	657,103
		James L. Duggins	6,454,129	683,613
		George P. Jahn	6,515,218	622,524
		Harry Levine	6,516,868	620,874
		Scott M. Mannes	6,505,944	631,798
		Stanley R. Perla	6,520,532	617,210
		Marc D. Schnitzer	6,440,191	697,551

There were no votes “against” any of the nominees.

The common shareholders were also asked to ratify the appointment of Deloitte & Touche LLP, as the independent registered public accountants of American Mortgage Acceptance Company. The ratification was identified as proposal 2 in the proxy statement for the annual meeting and approved by the common shareholders.  Common Shares of beneficial interests were voted on as follows:

		For	6,873,759
		Against	218,851
		Abstain	45,132
Item 5.	Other Information. None

Item 6.	Exhibits.

	31.1	Certification of the Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	31.2	Certification of the Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

	32.1	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

	*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN MORTGAGE ACCEPTANCE COMPANY
(Registrant)

Date:	August 7, 2008	By:	/s/ Donald J. Meyer
Donald J. Meyer Chief Executive Officer (Principal Executive Officer)
Date:	August 7, 2008	By:	/s/ Robert L. Levy
Robert L. Levy Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)